Form 10-Q
period 1996-09-30
NCO GROUP INC
filed 1996-12-23
CIK 1022608

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from      to

-------------------------------------------------------------------------------

                         COMMISSION FILE NUMBER 0-21639

-------------------------------------------------------------------------------


                                 NCO GROUP, INC.

-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

                                  PENNSYLVANIA

-------------------------------------------------------------------------------

         (State or other jurisdiction of incorporation or organization)

                    1740 Walton Road, Blue Bell, Pennsylvania

-------------------------------------------------------------------------------

                    (Address of principal executive offices)

                                   23-2858652

-------------------------------------------------------------------------------

                      (IRS Employer Identification Number)

                                      19422

-------------------------------------------------------------------------------

                                   (Zip Code)

                                  610-832-1440

-------------------------------------------------------------------------------

               (Registrant's telephone number including area code)

                                 NOT APPLICABLE

-------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                             Yes____ No _____X*____


         The number of shares outstanding of each of the issuer's classes of common stock was 6,713,447 shares of common stock, no par value, outstanding as of December 18, 1996


* Registrant became subject to the filing requirements of Securities Exchange Act of 1934 on November 6, 1996 when its registration statement on Form S-1 (Registration no. 333-11745) was declared effective.

--------------------------------------------------------------------------------
                                 NCO GROUP, INC.
--------------------------------------------------------------------------------

                                      INDEX

                                      PAGE

Part I   FINANCIAL INFORMATION

     Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
                  September 30, 1996 and December 31, 1995                 3

              Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 1996 and 1995                               5

              Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1996 and 1995             6

              Pro Forma Consolidated Balance Sheet - September 30, 1996     8

              Pro Forma Consolidated Statement of Income -
                  Nine months ended September 30, 1996                     10


              Notes to Consolidated Financial Statements                   11

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS              15

PART II  OTHER INFORMATION                                                 19

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Shareholders
     Item 5.  Other information
     Item 6.  Exhibits and Reports on 8-K

    Part I - Financial Information
    Item 1.   Financial Statements
                                                          NCO GROUP, INC.
                                                    Consolidated Balance Sheets
                                                            (Unaudited)


                                                  September 30,    December 31,
                                                  -------------    ------------
              ASSETS                                  1996             1995
                                                  -----------      -----------

Current assets:
    Cash and cash equivalents                     $ 1,089,983      $   804,550
    Available-for-sale securities                     331,163          299,488
    Accounts receivable, trade, net of              4,378,670        1,394,801
         allowance for doubtful accounts
    Accounts receivable, purchased                     21,134            7,745
    Notes receivable                                                   100,000
    Prepaid expenses and other current assets         343,813          118,793
                                                  -----------      -----------
         Total current assets                       6,164,763        2,725,377


Funds held in trust for clients

Property and equipment, net                         2,705,095          637,133


Other assets:
    Goodwill, net of accumulated amortization      14,449,868        2,636,271
    Covenants, net of accumulated  amortization       201,875
    Acquired account inventory, net                    60,538          138,623
    Deferred tax benefit                               68,382
    Deferred financing costs                          350,615          279,014
    Other assets                                      246,641          227,826
                                                  -----------      -----------
          Total other assets                       15,377,919        3,281,734
                                                  -----------      -----------
                                                  $24,247,777      $ 6,644,244
                                                  ===========      ===========
















          The accompanying notes are an integral part of this statement

                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                            September 30,   December 31,
                                                           -------------    ------------
       LIABILITIES AND SHAREHOLDERS' EQUITY                     1996            1995
                                                            ------------    ------------

Current liabilities:
    Long term debt, current portion                         $    342,610    $     46,171
    Capitalized lease obligations, current portion               113,759
    Corporate taxes payable                                      167,753
    Accounts payable                                             547,772         221,562
    Accrued expenses                                           1,097,085         565,734
    Accrued repayment guarantee                                  190,004
    Accrued compensation and related expenses                  1,018,493         777,985
    Unearned revenue, net of related costs                        57,132         302,384
                                                            ------------    ------------
         Total current liabilities                             3,534,608       1,913,836

Funds held in trust for clients


Long-term liabilities:
    Long term debt, net of current portion                    15,049,500       2,592,906
    Unearned revenue, net of related costs                       393,675          86,155
    Convertible note                                           1,000,000
    Capitalized lease obligations, net of current portion        258,464

Commitments and contingencies


Shareholders' equity:
    Common Stock                                                 537,326         537,326
    Unexercised warrants                                         177,294         177,294
    Unrealized gain on securities                                 41,001          41,339
    Retained earnings                                          3,255,909       1,378,261
    Note receivable, Shareholder                                                 (82,873)
                                                            ------------    ------------
          Total Shareholders' equity                           4,011,530       2,051,347
                                                            ------------    ------------
                                                            $ 24,247,777    $  6,644,244
                                                            ============    ============











          The accompanying notes are an integral part of this statement

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                                   (Unaudited)



                                                    For the Three Months Ended                 For the Nine Months Ended
                                                           September 30,                             September 30,
                                                ------------------------------------     ---------------------------------------
                                                      1995                1996                 1995                  1996
                                                ----------------    ----------------     ------------------    -----------------

Revenues                                        $     3,480,485     $     7,714,803      $       9,026,743     $     20,257,467

Operating costs and expenses:
    Payroll and related expenses                      1,849,043           3,630,042              4,809,942            9,583,937
    Selling, general and administrative               1,044,403           2,501,251              2,785,061            6,595,877
      expenses
    Depreciation and amortization expense                90,691             400,476                206,561              823,290
                                                ----------------    ----------------     ------------------    -----------------
                                                      2,984,137           6,531,769              7,801,564           17,003,104
                                                ----------------    ----------------     ------------------    -----------------
Income from operations                                  496,348           1,183,034              1,225,179            3,254,363

Other income (expense):
    Interest and investment income                       18,569              33,419                 43,129               80,834
    Interest expense                                    (54,451)           (249,405)              (102,756)            (606,899)
    Loss on disposal of assets                                                                     (49,082)
                                                ----------------    ----------------     ------------------    -----------------
                                                        (35,882)           (215,986)              (108,709)            (526,065)
                                                ----------------    ----------------     ------------------    -----------------
Income before provision for income taxes                460,466             967,048              1,116,470            2,728,298

Income tax benefit, net of expense                                            1,328                                       1,328
                                                ----------------    ----------------     ------------------    -----------------

Net  income                                     $       460,466     $       968,376      $       1,116,470     $      2,729,626
                                                ================    ================     ==================    =================




Pro forma:
    Historical income before income taxes       $       460,466     $       967,048      $       1,116,470     $      2,728,298
    Pro forma provision for income taxes                184,186             388,409                446,588            1,092,409
                                                ================    ================     ==================    =================
    Pro forma net income                        $       276,280     $       578,639      $         669,882     $      1,635,889
                                                ================    ================     ==================    =================


Pro forma net income per share                  $          0.06     $          0.12      $            0.14     $           0.34
                                                ================    ================     ==================    =================
Pro forma weighted average shares
  outstanding                                         4,752,780           4,752,780              4,747,718            4,752,780
                                                ================    ================     ==================    =================



          The accompanying notes are an integral part of this statement

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            For the Nine Months Ended
                                                                                  September 30,
                                                                      ---------------------------------------
                                                                             1995                  1996
                                                                      ------------------    -----------------

    Cash flows from operating activities:
      Net income                                                      $       1,116,470      $     2,729,626
      Adjustments to reconcile net income
        to net cash provided by operating activities:
          Depreciation                                                          130,075              284,459
          Loss on disposal of equipment                                          49,082
          Gain on sale of securities                                             (2,353)                (338)
          Amortization of goodwill and covenants                                 76,485              538,396
          Amortization of deferred financing costs                               10,389               58,399
          Provision for doubtful accounts                                         3,808                  383
          Changes in assets and liabilities, net of acquisitions:
            Accounts receivable, trade                                         (536,021)          (1,459,651)
            Notes receivable                                                    (38,943)             155,856
            Acquired accounts inventory                                          79,409               78,085
            Accounts receivable, purchased                                       44,038              (13,389)
            Prepaid expenses                                                      2,311             (151,986)
            Deferred tax benefit                                                                    (152,306)
            Other assets                                                        (17,308)              52,467
            Accounts payable                                                     25,997              326,210
            Corporate taxes payable                                              17,487              167,753
            Accrued expenses                                                    597,781             (749,551)
            Accrued repayment guarantee                                                              190,004
            Accrued compensation and related costs                              (34,738)             240,508
            Unearned revenue                                                      3,908              (72,943)
                                                                        ----------------      ---------------
                 Net cash provided by operating activities                    1,527,877            2,221,982

    Cash flows from investing activities:
      Purchase of property and equipment                                       (126,855)            (708,121)
      Purchase of securities                                                   (107,171)            (159,562)
      Proceeds from sale of securities                                           79,929              127,887
      Purchase of covenants                                                                         (201,875)
      Payment of deferred financing costs                                                           (130,000)
      Net cash paid for acquisitions                                         (1,734,633)         (12,520,307)
                                                                        ----------------      ---------------
                 Net cash used in investing activities                       (1,888,730)         (13,591,978)








          The accompanying notes are an integral part of this statement

                                 NCO GROUP, INC
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                       For the Nine Months Ended
                                                                             September 30,
                                                                 ---------------------------------------
                                                                         1995                  1996
                                                                 ------------------    -----------------

    Cash flows from financing activities:
      Repayment of notes payable                                        (1,059,696)            (125,466)
      Borrowings under credit agreement                                  2,450,000           12,550,000
      Payment of fees to acquire new debt                                 (134,163)
      Issuance of common stock                                             188,000
      Decrease in notes receivable - shareholders                                                82,873
      Distributions to shareholders                                     (1,036,014)            (851,978)
                                                                   ----------------      ---------------
                 Net cash provided by financing activities                 408,127           11,655,429
                                                                   ----------------      ---------------
    Net increase in cash                                                    47,274              285,433
    Cash and equivalents at beginning of period                            526,018              804,550
                                                                   ----------------      ---------------
                                                                   ================      ===============
    Cash and equivalents at end of period                          $       573,292       $    1,089,983
                                                                   ================      ===============

    Supplemental disclosures of cash flow information:
      Cash paid for interest                                                99,586              519,499
      Noncash investing and financing activities:
        Note receivable - shareholder                                       82,873
        Fair value of assets acquired                                    2,145,578            4,087,253
        Liabilities assumed from acquisitions                              416,334
        Warrants issued with debt                                          177,294
        Property acquired under capital leases                                                  348,586
        Convertible note payable, issued for acquisition                                      1,000,000






















          The accompanying notes are an integral part of this statement

                                 NCO GROUP, INC.
                      Pro Forma Consolidated Balance Sheet
                               September 30, 1996
                                   (Unaudited)


                                                            Historical            Offering             Pro Forma
                       ASSETS                                  NCO            Adjustments (1)           Adjusted
                                                        -----------------   --------------------  -------------------

Current assets:
     Cash and cash equivalents                          $      1,089,983    $        10,887,584   $       11,977,567
     Available-for-sale securities                               331,163                                     331,163
     Accounts receivable, trade, net of allowance              4,378,670                                   4,378,670
          for doubtful accounts
     Accounts receivable, purchased                               21,134                                      21,134
     Notes receivable
     Prepaid expenses and other current assets                   343,813               (135,491)             208,322
                                                        -----------------   --------------------  -------------------
          Total current assets                                 6,164,763             10,752,093           16,916,856


Funds held in trust for clients

Property and equipment, net                                    2,705,095                                   2,705,095


Other assets:
     Goodwill, net of accumulated amortization                14,449,868                                  14,449,868
     Covenants, net of accumulated  amortization                 201,875                                     201,875
     Acquired account inventory, net                              60,538                                      60,538
     Deferred tax benefit                                         68,382                                      68,382
     Deferred financing costs                                    350,615                                     350,615
     Other assets                                                246,641                                     246,641
                                                        -----------------   --------------------  -------------------
           Total other assets                                 15,377,919                                  15,377,919
                                                        -----------------   --------------------  -------------------
                                                        $     24,247,777    $        10,752,093   $       34,999,870
                                                        =================   ====================  ===================
















          The accompanying notes are an integral part of this statement

                                 NCO GROUP, INC.
                      Pro Forma Consolidated Balance Sheet
                               September 30, 1996
                                   (Unaudited)


                                                                        Historical            Offering             Pro Forma
                  LIABILITIES AND SHAREHOLDERS' EQUITY                     NCO            Adjustments (1)           Adjusted
                                                                    -----------------   --------------------  -------------------
Current liabilities:
     Long term debt, current portion                                $        342,610    $                     $          342,610
     Capitalized lease obligations, current portion                          113,759                                     113,759
     Corporate taxes payable                                                 167,753                                     167,753
     Accounts payable                                                        547,772                                     547,772
     Accrued expenses                                                      1,097,085                                   1,097,085
     Accrued repayment guarantee                                             190,004                                     190,004
     Accrued compensation and related expenses                             1,018,493                                   1,018,493
     Unearned revenue, net of related costs                                   57,132                                      57,132
                                                                    -----------------   --------------------  -------------------
          Total current liabilities                                        3,534,608                                   3,534,608

Funds held in trust for clients

Long-term liabilities:
     Long term debt, net of current portion                               15,049,500            (18,246,851)              49,500
                                                                                                  3,246,851
     Unearned revenue, net of related costs                                  393,675                                     393,675
     Convertible note                                                      1,000,000                                   1,000,000
     Capitalized lease obligations, net of current portion                   258,464                                     258,464

Commitments and contingencies


Shareholders' equity:
     Common Stock                                                            537,326             28,998,944           29,260,851
                                                                                                   (275,419)
     Unexercised warrants                                                    177,294                                     177,294
     Unrealized gain on securities                                            41,001                                      41,001
     Retained earnings                                                     3,255,909             (3,246,851)             284,477
                                                                                                    275,419
                                                                    -----------------   --------------------  -------------------
           Total Shareholders' equity                                      4,011,530             25,752,093           29,763,623
                                                                    -----------------   --------------------  -------------------
                                                                    $     24,247,777    $        10,752,093   $       34,999,870
                                                                    =================   ====================  ===================



(1) Gives effect to: (i) the issuance of 2.5 million shares of common stock at $13 per share, net of commissions and offering expenses, utilized to repay acquisition-related debt of $15.0 million and to fund the distribution of undistributed S Corporation earnings of $3.2 million.


          The accompanying notes are an integral part of this statement

                                 NCO GROUP, INC.
                   Pro Forma Consolidated Statements of Income
                      Nine months ended September 30, 1996
                                   (Unaudited)

                                                                  Historical
                                                     ----------------------------------        Acquisition
                                                          NCO                 MAB              Adjustments
                                                     ---------------  ---------------   -------------------

Revenues                                             $   20,257,467   $    9,162,744    $

Operating costs and expenses:
     Payroll and related expenses                         9,583,937        5,870,416            (1,025,025)(1)
     Selling, general and administrative expenses         6,595,877        3,255,089
     Depreciation and amortization expense                  823,290          337,295                29,515 (1)
                                                     ---------------  ---------------   -------------------
                                                         17,003,104        9,462,800              (995,510)
                                                     ---------------  ---------------   -------------------
Income from operations                                    3,254,363         (300,056)              995,510

Other income (expense):
     Interest and investment income                          80,834
     Interest expense                                      (606,899)         (50,974)
                                                     ---------------  ---------------   -------------------
                                                           (526,065)         (50,974)
                                                     ---------------  ---------------   -------------------
Income before tax provision                               2,728,298         (351,030)              995,510

Pro forma provision for taxes (2)                             1,328          (83,924)
                                                     ---------------  ---------------   -------------------

Pro forma net income                                 $    2,729,626   $     (434,954)   $          995,510
                                                     ===============  ===============   ===================

Pro forma net income per share


Pro forma weighted average shares outstanding

         The accompanying notes are an integral part of this statement



                                                                                Offering             Pro Forma As
                                                           Pro Forma           Adjustments             Adjusted
                                                    ------------------   ------------------    ---------------------

Revenues                                            $      29,420,211    $                     $         29,420,211

Operating costs and expenses:
     Payroll and related expenses                          14,429,328                                    14,429,328
     Selling, general and administrative expenses           9,850,966                                     9,850,966
     Depreciation and amortization expense                  1,190,100                                     1,190,100
                                                    ------------------   ------------------    ---------------------
                                                           25,470,394                                    25,470,394
                                                    ------------------   ------------------    ---------------------
Income from operations                                      3,949,817                                     3,949,817

Other income (expense):
     Interest and investment income                            80,834                                        80,834
     Interest expense                                        (657,873)             479,668  (1)            (178,205)
                                                    ------------------   ------------------    ---------------------
                                                             (577,039)             479,668                  (97,371)
                                                    ------------------   ------------------    ---------------------
Income before tax provision                                 3,372,778              479,668                3,852,446

Pro forma provision for taxes (2)                               1,328           (1,554,978) (2)          (1,637,574)
                                                    ------------------   ------------------    ---------------------

Pro forma net income                                $       3,374,106    $      (1,075,310)    $          2,214,872
                                                    ==================   ==================    =====================

Pro forma net income per share                                                                 $               0.36
                                                                                               =====================

Pro forma weighted average shares outstanding                                                             6,107,400
                                                                                               =====================


(1) Gives effect to: (i) the acquisition of Management Adjustment Bureau as if it occurred on January 1, 1996; (ii) the reduction of certain redundant operating costs and expenses that were immediately identifiable at the time of the MAB acquisition; (iii) the elimination of interest expense associated with acquisition-related debt assumed to be repaid with offering proceeds;(iv)the issuance of 1,604,620 shares of common stock at $13 per share, net of commissions and offering expenses, sufficient to repay acquisition-related debt of $15.0 million and to fund the distribution of undistributed S Corporation earnings of $3.2 million.

(2) Historical provision for taxes includes $155,309 adjustment for a deferred tax asset in NCO and $83,928 adjustment for a deferred tax liability in MAB attributable to the termination of their respective S Corporation elections. Pro forma net income tax has been computed as if the Company had been fully subject to federal and state income taxes for all periods presented.

                                 NCO GROUP, INC.
                          Notes to Financial Statements
                                   (Unaudited)

 1.      Nature of Operations:

NCO Group, Inc. (the "Company") is a leading provider of accounts receivable management and related services utilizing an extensive teleservices infrastructure. The Company's client base is comprised of companies in the following industries: education, financial services, healthcare, telecommunications, utilities and government entities.

Effective September 3, 1996, the Company reorganized its corporate structure. At September 3, 1996, the shareholders of NCO Financial Systems, Inc. contributed each of their shares of common stock in exchange for one share common stock of the Company, a recently formed corporation. The Company effected a 46.56 for 1 stock split in September 1996 and increased the number of authorized shares to 5,000,000 shares of preferred stock and 25,000,000 shares of common stock. All per share and related amounts have been adjusted to reflect the stock exchange and stock split.

Simultaneously with the contribution of NCO Financial Systems, Inc. common stock, three additional subsidiaries of NCO Group, Inc. were formed. Prior to September 3, 1996, NCO Financial Systems, Inc. was the only company within NCO Group, Inc. to have operations.


 2.      Summary of Significant Accounting Policies:

        Revenue Recognition:

The Company generates revenues from contingency fees and contractual services. Contingency fee revenue is recognized upon collection of funds on behalf of clients. Contractual services revenue is deferred and recognized as services are performed.

        Income Taxes:

The Company had elected to be taxed as an "S Corporation" under the Internal Revenue Code and the Pennsylvania Tax Code. While this election was in effect, no provision was made for income taxes by the Company since all income was taxed directly to, and losses and tax credits were utilized directly by, the shareholders of the Company.

The Company terminated its S Corporation status on September 3, 1996. Upon termination of its S Corporation status, the Company adopted SFAS No. 109, "Accounting for Income Taxes". This standard requires an asset and liability approach that takes into account changes in tax rates when valuing the deferred tax amounts to be reported in the balance sheet.

Upon termination of the S Corporation status and upon adoption of SFAS 109, the Company recorded a net deferred tax asset of $155,309, offset by a deferred tax liability of approximately $83,924. The net deferred tax asset results primarily from differences in the treatment of unearned revenue and acquired account inventory. The deferred tax liability results primarily from Management Adjustment Bureau, Inc. using the cash basis of accounting for income tax purposes and the accrual basis of accounting for financial reporting purposes.

        Credit Policy:

The Company has two types of arrangements under which it collects its contingency fee revenue. For certain clients, the Company remits funds collected on behalf of the client, net of the related contingency fees while, for other clients, the Company remits gross funds, collected on behalf of clients, and bills the client separately for its contingency fees. Management carefully monitors its client relationships in order to minimize its credit risk and generally does not require collateral. In the event of collection delays from clients, management may at its discretion change from the gross remittance method to the net remittance method.

        Goodwill and Acquisition Costs:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired business. Goodwill is amortized on a straight-line basis over 15 to 25 years. The recoverability of goodwill is periodically reviewed by the Company. In making such determination with respect to goodwill, the Company evaluates the operating cash flows of the underlying business which gave rise to such amount.

         Deferred Financing Costs:

Deferred financing costs relate to debt issuance costs incurred which are capitalized and amortized over the term of the debt.

         Estimates Utilized in the Preparation of Financial Statements:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Earnings Per Share:

On September 3, 1996, the shareholders of NCO Financial Systems, Inc. (Note 1) contributed each of their shares of common stock in exchange for one share of the Company's common stock. The Company effected a 46.56-for-1 stock split in September 1996. All per share and related amounts contained in these financial statements and notes have been adjusted to reflect the stock exchange and stock split.

Pro forma net income per share was computed by dividing the pro forma net income for the nine months ended September 30, 1996 and 1995 by the pro forma weighted average number of shares outstanding. Pro forma weighted average shares outstanding are based on the weighted average number of shares outstanding including common equivalent shares giving retroactive effect as of January 1, 1995 to the stock split. All outstanding options and warrants have been treated as common equivalent shares in calculating pro forma net income per share, using the treasury stock method and the initial public offering price of $13.00 per share, only when their effect would be dilutive. The pro forma weighted average number of shares outstanding have also been adjusted to include the number of common shares (250,000) that the Company would have needed to issue at the initial public offering price of $13.00 per share to fund the distribution of previously taxed but undistributed S Corporation earnings through the date on which the Company terminated its S Corporation status ($3,246,851).

         Interim Financial Information:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 11, 1996, as amended.



3.       Acquisitions:

On September 5, 1996, the Company purchased all the outstanding stock of Management Adjustment Bureau, Inc. ("MAB") for $8,000,000 in cash and a $1,000,000 convertible note. The purchase price was allocated based upon the estimated fair market value of the acquired assets and liabilities which resulted in goodwill of $8,050,000.

On January 3, 1996, the Company purchased certain assets of Trans Union Corporation Collections Division ("TCD") for $4,750,000 in cash. The purchase price was allocated based upon the estimated fair market value of property, accounts receivable and an agreement not to compete which resulted in goodwill in the amount of $3,681,000.

On August 1, 1995, the Company purchased certain assets of Eastern Business Services, Inc. ("Eastern") for approximately $2,041,000 comprised of $1,625,000 in cash and $416,000 of liabilities assumed. The purchase price was allocated primarily based upon the estimated fair market values of accounts receivable and equipment purchased less notes payable and funds due to clients which resulted in goodwill in the amount of $1,812,000.

4.       Funds Held in Trust for Clients:

In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held in trust for clients and their offsetting liability of $4,010,726 and $1,426,709 at September 30, 1996 and 1995, respectively, have been shown net for financial statement presentation purposes.

5.       Long-Term Debt:

In July 1995, the Company entered into a revolving credit agreement which provided for borrowings up to $7,000,000 to be utilized for working capital and qualified acquisition indebtedness of the Company. The line of credit is collateralized by substantially all the assets of the Company. The revolving credit agreement contains, among other provisions, requirements for maintaining defined levels of working capital, net worth and various financial ratios, and restrictions on capital expenditures, qualified acquisitions, and distributions to shareholders.

The Company recorded deferred charges of approximately $311,000 in connection with the acquisition of the revolving credit agreement, which consisted primarily of bank charges, legal fees and warrants issued to the bank exercisable into an aggregate of 175,531 shares of the Company's common stock. The warrants expire on July 31, 2005 and are currently exercisable at a nominal exercise price.

In August 1996 the credit agreement was increased to $15,000,000 to provide financing for the acquisition of MAB and the bank received a warrant for 46,560 shares, exercisable at the initial public offering price, as consideration. The bank agreed to increase the credit agreement to $25,000,000 upon completion of the Company's initial public offering and received, as consideration, a warrant for an additional 18,500 shares, exercisable at the initial public offering price of $13.00 per share. The increase in the credit agreement to $25,000,000 was completed in December 1996.

6.      Subsequent  Events:


On November 13, 1996, the Company completed its initial public offering, selling 2,875,000 shares of common stock including 375,000 over-allotment shares sold by existing shareholders. The Offering raised net proceeds of approximately $30.2 million for the Company. The Company used or intends to use the proceeds to reduce its long-term debt, pay S Corporation earnings to the shareholders as of September 3, 1996, and for working capital and other general corporate purposes including possible acquisitions.

7.       Investment Considerations

In analyzing whether to make, or to continue, an investment in the Company investors should consider, among other factors, the information contained in this Report on Form 10-Q and certain risk factors and other information more particularly described in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 11, 1996, as amended.

Item 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The information contained in this Report on Form 10-Q, other than historical facts, contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) including, without limitation, statements as to the Company's objective to grow through strategic acquisitions, the Company's ability to realize operating efficiencies in the integration of MAB, trends in the Company's future operating performance, the classification of the Company's investment portfolio, and statements as to the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report, certain risks, uncertainties and other factors, including, without limitation the risk that the Company will not be able to realize operating efficiencies in the integration of MAB, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including its Registration Statement on Form S-1, filed on September 11, 1996, as amended, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

Pro Forma Compared to Actual Results of Operations


     Pro forma operating data for the quarter ended September 30, 1996 and the nine months ended September 30, 1996 assume that the Management Adjustment Bureau, Inc. ("MAB") acquisition was consummated on January 1, 1996. Pro forma adjustments have been made to reflect the elimination of certain expenses that were immediately identifiable at the time of the acquisitions, including the immediate elimination of certain redundant collection and administrative personnel. At the time of the acquisition, MAB had a higher cost structure than the Company. The Company intends to leverage its infrastructure to realize additional operating efficiencies in order to bring the cost structure of MAB in line with NCO's current operating results. These other costs savings include (i) further reduction in payroll and related expenses relating primarily to redundant collections and administrative personnel, (ii) further reductions in facilities costs, and (iii) reduction of certain expenses such as telephone, mailing and data processing. Management believes it will realize these cost savings, although no assurances can be given that such cost savings will be realized. Due to the higher cost structures of the acquired business and the fact that all expected expense savings are not reflected in pro forma adjustments, certain pro forma operating percentages compare unfavorably to actual operating percentages for the periods under consideration.

Quarter ended September 30, 1996 Compared to Quarter ended September 30, 1995

     Revenue. Revenue increased $4.2 million or 121.7% to $7.7 million for the nine-month period ended September 30, 1996 from $3.5 million for the comparable period in 1995. Of this increase, $1.2 million was attributable to the MAB acquisition completed in September 1996, $1.8 million was attributable to the Collection Division of Trans Union Corporation ("TCD") acquisition, and $218,000 was attributable to the Eastern Business Services ("Eastern") acquisition. Additionally, the Company experienced 35.8% internal growth from the addition of new clients and a growth in business from existing clients. Revenue from other related services, which became an area of focus in 1996, increased $232,000 to $238,000 for the quarter ended September 30, 1996 from $6,000 for the comparable period in 1995.

     Payroll and related expenses. Payroll and related expenses increased $1.8 million to $3.6 million for the quarter ended September 30, 1996 from $1.8 million for the comparable period in 1995, but decreased as a percentage of revenue to 47.1% from 53.1%. The decrease in payroll and related expenses as a percentage of revenue was primarily the result of spreading the cost of management and administrative personnel over a larger revenue base and the increased utilization of "on-line" computer services and other outside services, as well as the elimination of duplicative administrative staff following the TCD and Eastern acquisitions. These efficiencies were offset in part by higher payroll and related expenses of MAB as a percentage of its revenue. The effect was minimal due to only one month of the operations of MAB being included in the income statements.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.5 million to $2.5 million for the quarter ended September 30, 1996, from $1.0 million for the comparable period in 1995, and increased as a percentage of revenue to 32.4% from 30.0%. A large part of the increase in selling, general and administrative expenses as a percentage of revenue was due to the increased costs associated with litigation management services performed by the Company on behalf of its clients in states where the laws are more conducive to the utilization of the legal process for recovery of debts. The Company also experienced increased costs as a result of the increased use of national data bases and credit reporting services associated with an increase in contingency based revenues. These increases were offset in part by operating efficiencies resulting from the TCD acquisition. The effect of the operations of MAB were minimal due to only one month of operations being included in the income statements.

     Depreciation and amortization. Depreciation and amortization increased to $400,000 for the quarter ended September 30, 1996 from $91,000 for the comparable period in 1995. Of this increase, $143,000 was a result of the MAB and TCD and Eastern acquisitions. The remaining $166,000 consisted of amortization of deferred financing charges and depreciation resulting from normal capital expenditures.


     Other income (expense). Interest expense increased $195,000 for the quarter ended September 30, 1996 from the comparable period in 1995, primarily due to increased borrowings associated with the acquisitions of MAB and TCD.

     Income tax benefit, net of expense. Income tax expense for the quarter ended September 30, 1996 was $154,000, of which $151,000 was current and $3,000 was deferred. This was offset by the recognition of a deferred tax benefit of $155,000 attributable to the termination of the S Corporation election by the Company.

     Net income. Net income was $968,000 and $460,000 for the quarter ended September 30, 1996 and 1995, respectively. Net income pro forma for taxes increased to $579,000 for the quarter ended September 30, 1996 from $276,000 for the comparable period in 1995, a 109.4% increase. Net income pro forma for taxes includes a provision for federal and state income taxes at an assumed rate of 40% for the quarters ended September 30, 1996 and 1995.

Nine months ended September 30, 1996 Compared to Nine months ended September 30, 1995

     Revenue. Revenue increased $11.2 million or 124.4% to $20.3 million for the nine-month period ended September 30, 1996 from $9.0 million for the comparable period in 1995. Of this increase, $1.2 million was attributable to the MAB acquisition completed in September 1996, $5.5 million was attributable to the TCD acquisition completed in January 1996, and $1.2 million was attributable to a full nine months of revenue from the Eastern acquisition in 1996 versus three months in 1995. This was partially offset by a decrease in revenue from the BRM acquisition to $938,000 for the nine months ended September 30, 1996 from $1.1 million for the comparable period in 1995. Additionally, the Company experienced 44.9% internal growth from the addition of new clients and a growth in business from existing clients. Of this internal growth, $1.3 million of the increase was due to a full nine months of revenue in 1996 from a government contract awarded in April 1995. Revenue from other related services, which became an area of focus in 1996, increased $819,000 to $921,000 for the nine months ended September 30, 1996 from $102,000 for the comparable period in 1995.

     Payroll and related expenses. Payroll and related expenses increased $4.8 million to $9.6 million for the nine months ended September 30, 1996 from $4.8 million for the comparable period in 1995, but decreased as a percentage of revenue to 47.3% from 53.3%. The decrease in payroll and related expenses as a percentage of revenue was primarily the result of spreading the cost of management and administrative personnel over a larger revenue base and the increased utilization of "on-line" computer services and other outside services, as well as the elimination of duplicative administrative staff following the TCD and Eastern acquisitions. These efficiencies were offset in part by higher payroll and related expenses of MAB as a percentage of its revenue. The effect was minimal due to only one month of the operations of MAB being included in the income statements.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.8 million to $6.6 million for the nine months ended September 30, 1996, from $2.8 million for the comparable period in 1995, and increased as a percentage of revenue to 32.6% from 30.9%. A large part of the increase in selling, general and administrative expenses as a percentage of revenue was due to the increased costs associated with litigation management services performed by the Company on behalf of its clients in states where the laws are more conducive to the utilization of the legal process for recovery of debts. In addition, the Company experienced increased costs as a result of the increased use of national data bases and credit reporting services associated with an increase in contingency based revenues. These increases were offset in part by operating efficiencies resulting from the TCD acquisition. The effect of the operations of MAB were minimal due to only one month of operations being included in the income statements.

     Depreciation and amortization. Depreciation and amortization increased to $823,000 for the nine months ended September 30, 1996 from $207,000 for the comparable period in 1995. Of this increase, $408,000 was a result of the MAB, TCD and Eastern acquisitions. The remaining $208,000 consisted of amortization of deferred financing charges and depreciation resulting from normal capital expenditures.

     Other income (expense). Interest expense increased $504,000 for the nine months ended September 30, 1996 from the comparable period in 1995, primarily due to increased borrowings associated with the acquisitions of MAB, TCD and Eastern. Also included in other income (expense) for nine months ended September 30, 1995 was a loss from the disposal of assets of $49,000.

     Income tax benefit, net of expense. Income tax expense for the nine months ended September 30, 1996 was $154,000, of which $151,000 was current and $3,000 was deferred. This was offset by the recognition of a deferred tax benefit of $155,000 attributable to the termination of the S Corporation election by the Company.

         Net income. Net income was $2.7 million and $1.1 million for the quarter ended September 30, 1996 and 1995, respectively. Net income pro forma for taxes increased to $1.6 million for the nine months ended September 30, 1996 from $670,000 for the comparable period in 1995, a 144.2% increase. Net income pro forma for taxes includes a provision for federal and state income taxes at an assumed rate of 40% for the quarters ended September 30, 1996 and 1995.


Liquidity and Capital Resources


     Cash provided by operating activities was $2.2 million for the quarter ended September 30, 1996, and $1.5 million for the same period last year. The increase in cash provided by operations was primarily due to the increase in net income for the period to $2.7 million for the nine months ended September 30, 1996 compared to $1.1 million for the same period last year, and the increase in non-cash charges, primarily depreciation and amortization, to $881,000 for the nine months ended September 30, 1996 compared to $267,000 for the same period last year. These increases were offset by a $1.5 million increase in accounts receivable for the nine months ended September 30, 1996 compared to a $536,000 increase for the same period last year and a $102,000 increase in accounts payable and accrued expenses for the nine months ended September 30, 1996 compared to a $610,000 increase for the same period last year.

     Cash used in investing activities was $13.6 million for the nine months ended September 30, 1996 compared to $1.8 million for the same period last year. The increase in each period was primarily due to the acquisition of MAB, TCD and Eastern. In September 1996, the Company purchased all the outstanding stock of MAB at a cost of $8.0 million in cash and the issuance of a $1.0 million, five-year convertible note to the principal shareholder of MAB. The note is convertible into the Common Stock of the Company at the initial public offering price of $13.00 per share, and bears interest payable monthly at a rate of 8% per annum. In January 1996, the Company purchased all the assets of TCD at a cost of $4.8 million in cash. In August 1995, the Company purchased certain assets of Eastern for $1.6 million in cash and the assumption of a non-interest bearing note payable of $252,000 and certain other accounts payable in the amount of $209,000. The Company financed the cash portion of these acquisitions with bank borrowings. These acquisitions collectively resulted in goodwill of $13.5 million.

     Cash provided by financing activities was $11.7 million for the quarter ended September 30, 1996 compared with $386,000 for the same period last year. Bank borrowings have been the Company's primary source of cash from financing activities and have been used for the acquisition of MAB, TCD and Eastern and, along with cash provided by operations, for distributions to shareholders. The Company borrowed $12.6 million from its bank for the quarter ended September 30, 1996 and $2.5 million for the same period last year. Distributions to shareholders were $852,000 for the nine months ended September 30, 1996 and $1.0 million for the same period last year. In November 1996, the Company distributed undistributed S Corporation earnings of approximately $3.2 million using a portion of the net proceeds from the Company's initial public offering (the "Offering").

     In July 1995 the Company entered into a revolving credit agreement which provided for borrowings up to $7.0 million at an interest rate equal to prime plus 1.375%, which was subsequently increased to $15 million, to be utilized for working capital and qualified acquisitions. As of September 30, 1996 and 1995, the outstanding balance under the revolving credit line was $15.0 million and $2.5 million, respectively. The balance of $15.0 million was subsequently paid off with a portion of the proceeds of the Offering. The revolving credit line is collateralized by substantially all the assets of the Company and includes certain financial covenants such as maintaining minimum levels of working capital, net worth and other financial ratios, and includes restrictions on, among other things, capital expenditures, qualified acquisitions, and distributions to shareholders. Subsequent to the Offering, the bank increased the revolving credit facility to $25.0 million and decreased the rate of interest to 2.5% over LIBOR.

     In connection with entering into the revolving credit agreement in July 1995, the Company recorded deferred charges of approximately $135,000 relating primarily to bank and legal fees. The Company also issued a warrant to the bank exercisable for an aggregate of 175,531 shares of the Company's common stock. The warrant expires on July 31, 2005 and is exercisable for nominal consideration. The warrant has been capitalized on the balance sheet as a deferred charge and is being amortized over the four-year life of the credit facility. In connection with the expansion of the line of credit in September 1996, the Company recorded deferred charges of $120,000 primarily relating to bank charges and legal fees. In addition, the Company issued an additional warrant to the bank for 46,560 shares of Common Stock at the initial public offering price of $13.00 per share. The Company also granted an additional warrant to purchase 18,500 shares of Common Stock at the initial public offering price of $13.00 per share in consideration for the commitment to increase the revolving credit facility to $25.0 million. The increase in the revolving credit facility was completed in December 1996. All the warrants are currently exercisable.

     On November 13, 1996, the Company completed its initial public offering, selling 2,875,000 shares of common stock including 375,000 over-allotment shares sold by existing shareholders. The Offering raised net proceeds of approximately $30.2 million for the Company. After offering expenses, repayment of acquisition debt and the distribution of S Corporation earnings, the Company has available for working capital and general corporate purposes, as well as possible future acquisitions, proceeds of approximately $10.9 million, in addition to existing cash of $1.1 million, as well as $25 million available for borrowing from the bank on the revolving credit facility.

     The Company believes that funds generated from operations, together with existing cash, the net proceeds from the Offering and available credit under its revolving credit line will be sufficient to finance its current operations and planned capital expenditure requirements and internal growth at least through 1997. However, the Company could require additional debt or equity financing if it were to make any significant acquisitions for cash. The Company has no current commitments or agreements with respect to any acquisitions, and there can be no assurance that any acquisitions will be consummated


     The Company accounts for corporate income taxes in accordance with the Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). Upon the termination of the S Corporation election by NCO Financial Systems, Inc. on September 1, 1996 and upon application of SFAS No. 109, the Company recorded a deferred tax asset of $155,000, representing cumulative temporary differences. This deferred tax asset is offset by the $84,000 deferred tax liability recorded by MAB upon termination of its S Corporation election immediately prior to its acquisition by NCO Group, Inc.

                           Part II. Other Information


Item 1.  Legal Proceedings

              None - not applicable

Item 2.  Changes in Securities

              Previously reported in the Company's Registration Statement on Form S-1 (Registration no. 333-11745) filed with the Securities and Exchange Commission on September 11, 1996, as amended.


Item 3.  Defaults Upon Senior Securities

              None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders

              By written consent dated September 27, 1996, shareholders unanimously approved: (i) the Amended and Restated Articles of Incorporation of the Company; (ii) the Amended and Restated Bylaws of the Company; (iii) the Company's Amended and Restated 1995 Stock Option Plan; (iv) the Company's 1996 Stock Option Plan; and
              (v) the Company's 1996 Stock Option Plan for Non-Employee
              Directors.

Item 5.  Other Information

              None - not applicable

Item 6.  Exhibits and Reports on 8-K

              (a)  Exhibits
                  27.1      Financial Data Schedule

              (b)  Reports on Form 8-K
                  None

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    December 20, 1996             By:   /s/ Michael J. Barrist
                                            -----------------------
                                                Michael J. Barrist
                                                Chairman and Chief
                                                Executive Officer



Date:    December 20, 1996             By:  /s/ Steven L. Winokur
                                            ---------------------
                                                Steven  L. Winokur
                                                Vice President, Finance and
                                                Chief Financial Officer