Form 10-K
period 1996-12-31
NCO GROUP INC
filed 1997-03-31
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark One)

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year ended December 31, 1996
                                             -----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to ___________

                           Commission File No. 0-21639

                                 NCO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Pennsylvania                                      23-1670927
-------------------------------          ---------------------------------
(State or Other Jurisdiction of          (IRS Employer Identification No.)
Incorporation or Organization)

       1740 Walton Road
     Blue Bell Pennsylvania                          19422-0987
     ----------------------                         ----------
     (Address of principal                           (Zip Code)
      executive offices)

Registrant's Telephone Number, Including Area Code (610) 832-1440
                                                   --------------

Securities Registered Pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, no par value                   7,058,625
--------------------------          -----------------------------
(Title of Class)                    (Number of Shares Outstanding
                                     as of March 27, 1997)

         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                            Yes [ X ]       No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant is $80,052,177. (1)

         Certain portions of the Company's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders are incorporated by reference in Part I and Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.


-----------------
(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock, multiplied by $24.875, the last reported sale price for the Company's Common Stock on March 27, 1997. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.


                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
                                     PART I

Item 1.    Business                                                                  1

Item 2.    Properties.                                                              17

Item 3.    Legal Proceedings.                                                       18

Item 4.    Submission of Matters to a Vote of Security Holders.                     18

Item 4.1   Executive Officers of the Registrant who are not also Directors.         18

                                       PART II

Item 5.    Market for Registrant's Common Equity and                                19
           Related Shareholder Matters.

Item 6.    Selected Financial Data.                                                 21

Item 7.    Management's Discussion and Analysis of Financial                        22
           Condition and Results of Operations.

Item 8.    Financial Statements and Supplementary Data.                             28

Item 9.    Changes in and Disagreements with Accountants on Accounting and          28
           Financial Disclosure.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.                      29

Item 11.   Executive Compensation.                                                  29

Item 12.   Security Ownership of Certain Beneficial Owners and Management.          29

Item 13.   Certain Relationships and Related Transactions.                          29

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.        30

           Signatures                                                               35

           Index to Consolidated Financial Statements                              F-1

                                     PART I

Item 1. Business.

                                     General

         NCO Group, Inc. ("NCO" or the "Company") is a leading provider of accounts receivable management and related services utilizing an extensive teleservices infrastructure. The Company develops and implements customized accounts receivable management solutions for clients. From 24 call centers located in 17 states, the Company employs advanced workstations and sophisticated call management systems comprised of predictive dialers, automated call distribution systems, digital switching and customized computer software. Through efficient utilization of technology and intensive management of human resources, the Company has achieved rapid growth in recent years. Since April 1994, the Company has made eight acquisitions which have enabled it to increase its penetration of existing markets, establish a presence in certain new markets and realize significant operating efficiencies. In addition, the Company has leveraged its infrastructure by offering additional services including telemarketing, customer service call centers and other outsourced administrative services. The Company believes that it is currently among the ten largest accounts receivable management companies in the United States.

         The Company provides its services principally to educational organizations, financial institutions, healthcare organizations, telecommunications companies, utilities and government entities. In 1996, the Company had over 7,000 clients, including Bell Atlantic Corporation, City of Philadelphia Water Revenue Bureau, First Union Corporation, NationsBank and the University of Pennsylvania. No client accounted for more than 10% of the Company's actual revenue in 1996. For its accounts receivable management services, the Company generates substantially all of its revenue on a contingency fee basis. The Company seeks to be a low cost provider and as such its fees typically range from 15% to 35% of the amount recovered on behalf of the Company's clients, with an average of approximately 25% in 1996. According to the 1995 Top Collection Markets Survey published by the American Collectors Association, Inc. ("ACA"), an industry trade group, the average fees realized by the accounts receivable management companies surveyed were in the range of 30% to 43% depending upon the industries served. For many of its other outsourced teleservices, the Company is paid on a fixed fee basis. While NCO's contracts are relatively short-term, the Company seeks to develop long-term relationships with its clients and works closely with them to provide quality, customized solutions.

         Increasingly, companies are outsourcing many non-core functions to focus on revenue generating activities, reduce costs and improve productivity. In particular, many corporations are recognizing the advantages of outsourcing accounts receivable management and other teleservices as a result of numerous factors including: (i) the increasing complexity of such functions; (ii) changing regulations and increased competition in certain industries; and (iii) the development of sophisticated call management systems requiring substantial capital investment, technical capabilities and human resource commitments. Consequently, receivables referred to third parties for management and recovery in the United States have grown substantially from approximately $43.7 billion in 1990 to approximately $79.0 billion in 1994, according to estimates published by the ACA. While significant economies of scale exist for large accounts receivable management companies, the industry remains highly fragmented. Based on information obtained from the ACA, there are currently approximately 6,300 accounts receivable management companies in operation, the majority of which are small, local businesses. Given the financial and competitive constraints facing these small companies and the limited number of liquidity options for the owners of such businesses, the Company believes that the industry will experience consolidation in the future.

         The Company strives to be a cost-effective, client service driven provider of accounts receivable management and other related teleservices to companies with substantial outsourcing needs. The Company's business strategy encompasses a number of key elements which management believes are necessary to ensure quality service and to achieve consistently strong financial performance. First, the Company focuses on the efficient utilization of its technology and infrastructure to constantly improve productivity. The Company's teleservices infrastructure enables it to perform large scale accounts receivable management programs cost effectively and to rapidly and efficiently integrate the Company's acquisitions. A second critical component is NCO's commitment to client service. Management believes that the Company's emphasis on designing and implementing customized accounts receivable management programs for its clients provides it with a significant competitive advantage. Third, the Company seeks to be a low cost provider of accounts receivable management services by centralizing all administrative functions and minimizing overhead at all branch locations. Lastly, the Company is targeting larger clients which offer significant cross-selling opportunities and have greater teleservices outsourcing requirements.

         The Company seeks to continue its rapid expansion through both internal and external growth. The Company intends to continue to take advantage of the fragmented nature of the accounts receivable management industry by making strategic acquisitions. Through selected acquisitions, the Company will seek to serve new geographic markets, expand its presence in its existing markets or add complementary services. In addition, the Company has experienced and expects to continue to experience strong internal growth by continually striving to increase its market share, expand its industry-specific market expertise and develop and offer new value-added teleservices. The Company regularly reviews various strategic acquisition opportunities and periodically engages in discussions regarding such possible acquisitions. See "Acquisition History."

         The Company's principal executive offices are located at 1740 Walton Road, Blue Bell, Pennsylvania 19422, and its telephone number is (610) 832-1440.


                               Acquisition History

         Since 1994, the Company has completed eight strategic acquisitions which have expanded its client base and geographic presence, increased its presence in key industries and substantially increased its revenues and profitability. A key element of the Company's growth strategy is to pursue selected strategic acquisitions to serve new geographic markets or industries, expand its presence in its existing markets or add complementary service applications. The Company regularly reviews various strategic acquisition opportunities and periodically engages in discussions regarding such possible acquisitions. A summary of the completed acquisitions follows:

Collections Division of CRW Financial, Inc.

         On February 2, 1997, NCO purchased certain assets of the Collections Division of CRW Financial, Inc. ("CRWCD") for $3.75 million in cash, 345,178 shares of Common Stock and warrants to purchase 250,000 shares of Common Stock at an exercise price of $27.625 per share. The purchase price was valued at approximately $12.8 million. CRWCD provides accounts receivable management services principally to the telecommunications, education, financial, government and utility industries from 14 offices located throughout the United States. In addition, CRWCD has a commercial collections division. CRWCD's revenues for the year ended December 31, 1996 were $25.9 million.

CMS A/R Services

         On January 31, 1997, NCO purchased certain assets of CMS A/R Services, a division of CMS Energy Corporation, owner of Consumers Energy, one of the nation's largest utility companies, for $5.1 million in cash. CMS A/R Services, located in Jackson, Michigan, specializes in providing a wide range of accounts receivable management services to the utility industry, including traditional recovery of delinquent accounts, project outsourcing, early intervention, and database management services. CMS A/R Services' revenues for the year ended December 31, 1996 were $6.8 million.

Tele-Research Center, Inc.

         On January 30, 1997, NCO purchased certain assets of Tele-Research Center, Inc. ("TRC"), for $1.6 million in cash. The purchase price may be increased by a maximum of up to $600,000 if the TRC business achieves certain revenue targets during the three year period following the closing date. At the option of the seller, the purchase price adjustment may be paid in cash or Common Stock, based on the fair market value of NCO Common Stock as of the date that the purchase price adjustment accrues. TRC, located in Philadelphia, Pennsylvania, provides market research, data collection, and other teleservices to market research companies as well as end-users. TRC's revenues for the year ended December 31, 1996 were $1.8 million.

Goodyear & Associates, Inc.

         On January 22, 1997, NCO purchased all of the outstanding stock of Goodyear & Associates, Inc. ("Goodyear") for $4.5 million in cash and a $900,000 convertible note. The note is convertible into the Company's Common Stock, at any time, at $21.175 per share and bears interest payable monthly at a rate of 8.0% per annum with principal due in January 2002. Goodyear, based in Charlotte, North Carolina, provides accounts receivable management services principally to the telecommunications, education, and utility industries. Goodyear's revenues for the year ended December 31, 1996 were $5.5 million.

Management Adjustment Bureau, Inc.

         On September 5, 1996, NCO purchased all of the outstanding stock of Management Adjustment Bureau, Inc. ("MAB") for $8.0 million in cash and a $1.0 million convertible note. The note is convertible at any time into an aggregate of up to 76,923 shares of the Company's

Common Stock and bears interest payable monthly at a rate of 8.0% per annum with principal due in September 2001. MAB, based in Buffalo, New York, provides accounts receivable management services, principally to the education, financial services, telecommunications and utility industries. MAB's clients included NationsBank, NYNEX, Marine Midland Bank and Boston Edison.

Trans Union Corporation Collections Division

         On January 3, 1996, NCO purchased certain assets of the Trans Union Corporation Collections Division ("TCD") for $4.8 million in cash. TCD provided accounts receivable management services, principally to the telecommunications, utility and healthcare industries from offices in Pennsylvania, Ohio and Kansas. TCD's clients included Bell Atlantic Corporation, Western Resources Corporation and Hutchinson Hospital.

Eastern Business Services, Inc.

         In August 1995, NCO purchased certain assets of Eastern Business Services, Inc. ("Eastern") for $1.6 million in cash and the assumption of a non-interest bearing note payable in the amount of $252,000 and certain other accounts payable in the amount of $209,000. Eastern, based in Beltsville, Maryland, provided accounts receivable management services, principally to the utility and healthcare industries. Eastern's clients included Bell Atlantic Corporation and George Washington University Hospital.

B. Richard Miller, Inc.

         In April 1994, NCO purchased certain assets of B. Richard Miller, Inc. ("BRM") for $1.0 million in cash, the issuance by the Company of a $127,000 promissory note and the issuance of 123,803 shares of Common Stock and an option to acquire 86,881 shares of Common Stock at an exercise price of $2.16 per share (which option was exercised in 1995). In connection with the acquisition, BRM's principal shareholder became an executive officer of the Company. BRM, based in Ardmore, Pennsylvania, provided accounts receivable management services, principally to the education industry. BRM's clients included University of Pennsylvania, Rutgers University and Seton Hall University.

Financial Impact of Acquisitions

         The Company financed the acquisitions of Goodyear, CMS A/R Services, TRC and CRWCD by borrowing a total of $7.35 million on its revolving credit facility with Mellon Bank, N.A. and financed the remainder through funds raised in the Company's initial public offering and through existing working capital. The Company financed the MAB, TCD, Eastern and BRM acquisitions with borrowings from Mellon Bank, N.A. In September 1996, the bank increased the Company's revolving credit facility from $7.0 million to $15.0 million to finance the acquisition of MAB. The bank further increased this facility to $25.0 million at an interest rate of LIBOR plus 2.5% in December 1996. The Company granted the bank a warrant to acquire 175,531 shares of Common Stock at a nominal exercise price in consideration for establishing the revolving credit facility for acquisitions, and granted additional warrants to purchase 46,560 shares and 18,500 shares of Common Stock at an exercise price of $13.00 per share in consideration for increasing the revolving credit facility to $15.0 million and to $25.0 million, respectively.

         The acquisitions have been accounted for under the purchase method of accounting for financial reporting purposes. These acquisitions have created goodwill estimated at $23.4 million which is being amortized over a 15- to 25-year period resulting in amortization expense of approximately $936,000 annually.

                     Accounts Receivable Management Services

         The Company provides a wide range of accounts receivable management services to its clients utilizing an extensive teleservices infrastructure. Although most of the Company's accounts receivable management services to date have focused on recovery of traditional delinquent accounts, the Company does engage in the recovery of current receivables and early stage delinquencies (generally, accounts which are 90 days or less past due). The Company generates substantially all of its revenue from the recovery of delinquent accounts receivable on a contingency fee basis. In addition, the Company generates revenue from fixed fees for certain accounts receivable management and other related services. Contingency fees typically range from 15% to 35% of the amount recovered on behalf of the Company's clients, but can range from 6% for the management of accounts placed early in the accounts receivable cycle to 50% for accounts which have been serviced extensively by the client or by third-party providers.

         Recovery activities typically include the following:

         Management Planning. The Company's approach to accounts receivable management for each client is determined by a number of factors including account size and demographics, the client's specific requirements and management's estimate of the collectability of the account. The Company has developed a library of standard processes for accounts receivable management which is based upon its accumulated experience. The Company will integrate these processes with its client's requirements to create a customized recovery solution. In many instances, the approach will evolve and change as the relationship with the client develops and both parties evaluate the most effective means of recovering accounts receivable. The Company's standard approach, which may be tailored to the specialized requirements of its clients, defines and controls the steps that will be undertaken by the Company on behalf of the client and the manner in which data will be reported to the client. Through its systemized approach to accounts receivable management, the Company removes most decision making from the recovery staff and ensures uniform, cost-effective performance.

         Once the approach has been defined, the Company electronically or manually transfers pertinent client data into its information system. Once the client's records have been established in the Company's system, the Company commences the recovery process.

         Skip Tracing. In cases where the customer's telephone number or address is unknown, the Company systematically searches the United States Post Office National Change of Address service, consumer data bases, electronic telephone directories, credit agency reports, tax assessor and voter registration records, motor vehicle registrations, military records and other sources. The geographic expansion of banks, credit card companies, national and regional telecommunications companies and managed healthcare providers along with the mobility of consumers has increased the demand for locating the client's customers. Once the Company has located the customer, the notification process can begin.

         Account Notification. The Company initiates the recovery process by forwarding an initial letter which is designed to seek payment of the amount due or open a dialogue with customers who cannot afford to pay at the current time. This letter also serves as an official notification to each customer of their rights as required by the federal Fair Debt Collection Practices Act. The Company continues the recovery process with a series of mail and telephone notifications. Telephone representatives remind the customer of their obligation, inform them that their account has been placed for collection with the Company and begin a dialogue to develop a payment program.

         Credit Reporting. At a client's request, the Company will electronically report delinquent accounts to one or more of the national credit bureaus where it will remain for a period of up to seven years. The denial of future credit often motivates the payment of all past due accounts.

         Litigation Management. When account balances are sufficient, the Company will also coordinate litigation undertaken by a nationwide network of attorneys that the Company utilizes on a routine basis. Typically, account balances must be in excess of $1,000 to warrant litigation and the client is asked to advance legal costs such as filing fees and court costs. Attorneys are generally compensated on a contingency fee basis. The Company's Collection Support staff manages the Company's attorney relationships and facilitates the transfer of all necessary documentation.

         Payment Process. After the Company receives payment from the customer, it either remits the amount received net of its fee to the client or remits the entire amount received to the client and bills the client for its services.

         Activity Reports. Clients are provided with a system-generated set of standardized or customized reports that fully describes all account activity and current status. These reports are typically generated monthly, however, the information included in the report and the frequency that the reports are generated can be modified to meet the needs of the client.

         Quality Tracking. The Company emphasizes quality control throughout all phases of the accounts receivable management process. Some clients may specify an enhanced level of supervisory review and others may request customized quality reports. Large national credit grantors will typically have exacting performance standards which require sophisticated capabilities such as documented complaint tracking and specialized software to track quality metrics to facilitate the comparison of the Company's performance to that of its peers.


                                 Other Services

         The Company selectively provides other related services which complement its traditional accounts receivable management business and which leverage its teleservices infrastructure. The Company believes that the following services will provide additional growth opportunities for the Company.

         Telemarketing. The Company provides telemarketing services for clients, including lead generation and qualification, the actual booking of appointments for a client's sales representatives and information gathering for market research purposes.

         Customer Service Call Center. The Company utilizes its communications and information system infrastructure to supplement or replace the customer service function of its clients. For example, the Company is currently engaged by PECO Energy Company, a regional utility, to function as its customer service department to field and respond to calls concerning new services which the utility is beginning to develop and offer. In this manner, the utility can focus on developing these services without investing the resources to build the in-house infrastructure necessary to respond to customer inquiries.

         Accounts Receivable Outsourcing. The Company complements existing service lines by offering adjunct billing services to clients as an outsourcing option. Additionally, the Company can assist healthcare clients in the billing and management of third party insurance.

         Custom Designed Business Applications. The Company has the ability to provide outsourced administrative and other back-office responsibilities currently conducted by its clients. For example, the Company was recently engaged by United Healthcare, a national health insurer, to assume all administrative operations for its COBRA and individual conversion coverage, including all responsibility for premium billing and payment processing, customer service call center and policy fulfillment. The Company also was engaged by Independence Blue Cross to audit its base of small business employer accounts to determine if individuals insured through these accounts were, in fact, employees.


                                   Operations

         Technology and Infrastructure. Over the past five years, the Company has made a substantial investment in its call management systems such as predictive dialers, automated call distribution systems, digital switching and customized computer software. As a result, the Company believes it is able to address accounts receivable management activities more reliably and more efficiently than many other accounts receivable management companies. The Company's systems also permit network access to enable clients to electronically communicate with NCO and monitor operational activity on a real-time basis.

         NCO provides its accounts receivable management services through the operation of 24 state-of-the-art call centers which are electronically linked through the MFS Datanet ATM Network. The Company utilizes two computer platform systems. One system consists of two Unix-based NCR 3455 computers which are linked via network servers to 583 workstations and which provide necessary redundancy (either computer can operate the system in the event of the failure of the other) and excess capacity for future growth. The other system consists of three Unix-based Hewlett-Packard computers which are linked via network servers to 754 workstations. The Company's workstations consist of personal computers and terminals that are linked to the microcomputers but do not necessarily have separate processors.

         The Company maintains ten predictive dialers to address its low balance, high volume accounts. These systems scan the Company's database and simultaneously initiate calls on all available telephone lines and determine if a live connection is made. Upon determining that a live connection has been made, the computer immediately switches the call to an available representative and instantaneously displays the associated account record on the representative's workstation. Calls that reach other signals, such as a busy signal, telephone company intercept or no answer, are tagged for statistical analysis and placed in priority recall queues or multiple-pass calling cycles. The system also automates virtually all recordkeeping and follow-up activities including letter and report generation. The Company's automated method of operations dramatically improves the productivity of the Company's collection staff.

         The Company employs a 15 person MIS staff led by a Vice President Chief Information Officer. The Company maintains disaster recovery contingency plans and has implemented procedures to protect the loss of data against power loss, fire and other casualty. The Company has implemented a security system to protect the integrity and confidentiality of its computer system and data and maintains comprehensive business interruption and critical systems insurance on its telecommunications and computer systems.

         Quality Assurance and Client Service. The Company's reputation for quality service is critical to acquiring and retaining clients. Therefore, the Company and its clients monitor the Company's representatives for strict compliance with the clients' specifications and the Company's policies. The Company regularly measures the quality of its services by capturing and reviewing such information as the amount of time spent talking with clients' customers, level of customer complaints and operating performance. In order to provide ongoing improvement to the Company's telephone representatives' performance and to assure compliance with the Company's policies and standards, quality assurance personnel monitor each telephone representative on a frequent basis and provide ongoing training to the representative based on this review. The Company's information systems enable it to provide clients with reports on a real-time basis as to the status of their accounts and clients can choose to network with the Company's computer system to access such information directly.

         The Company maintains a client service department to promptly address client issues and questions and alert senior executives of potential problems that require their attention. In addition to addressing specific issues, a team of client service representatives will contact accounts on a regular basis in order to establish a close client rapport, determine the client's overall level of satisfaction and identify practical methods of improving the client's satisfaction.


                              Client Relationships

         The Company's client base currently includes of over 7,000 companies in such industries as education, financial services, healthcare, telecommunications and utilities. The Company's 10 largest clients in 1996 accounted for approximately 32.1% of the Company's revenue on a pro forma basis assuming that the MAB acquisition had occurred on January 1, 1996. In 1996, the City of Philadelphia Water Revenue Bureau, the Company's largest account by revenue, accounted for 9.5% of total revenue (7.3% on a pro forma basis with MAB). In 1996, the Company on a pro forma basis derived 15.2% of its referrals from educational organizations, 38.5% from financial institutions, 13.6% from healthcare organizations, 4.7% from telecommunications companies, 8.1% from utilities, 15.1% from government entities and 4.8% from retail and commercial entities.

 The following table sets forth a list of certain of the Company's key clients:

     Financial Services                      Healthcare                                 Education
------------------------------ --------------------------------------- --------------------------------------------
First Union Corporation         Reimbursement Technologies, Inc.        Pennsylvania Higher Education Assistance
Mellon Bank, N.A.               Medical Center of Delaware              Agency
NationsBank, N.A.               Franciscan Healthcare                   University of Pennsylvania
The Progressive Corporation     Hutchinson Hospital Corporation         Seton Hall University
United Healthcare                                                       Penn State University
                                                                        Rutgers University
                                                                        University of Virginia



     Telecommunications                     Utilities                                  Government
-----------------------------  ------------------------------------  ----------------------------------------------
Bell Atlantic Corporation       New York State Electric & Gas         Water Revenue Bureau, City of Philadelphia
NYNEX                           National Fuel Gas Distribution        State of New Jersey Motor Vehicle Services
ATX Telecommunications          Corporation
Frontier Cellular               PECO Energy Company
                                Boston Edison Company
                                Western Resources Corporation


         The Company enters into contracts with most of its clients which define, among other things, fee arrangements, scope of services and termination provisions. Clients may usually terminate such contracts on 30 or 60 days notice. In the event of termination, however, clients typically do not withdraw accounts referred to the Company prior to the date of termination, thus providing the Company with an ongoing stream of revenue from such accounts which diminish over time. Under the terms of the Company's contracts, clients are not required to place accounts with the Company but do so on a discretionary basis.


                               Sales and Marketing

         The Company utilizes a focused and highly professional direct selling effort in which sales representatives personally cultivate relationships with prospects and existing clients. The Company's sales effort consists of a 44 person direct sales force. Each sales representative is charged with identifying leads, qualifying prospects and closing sales. When appropriate, Company operating personnel will join in the sales effort to provide detailed information and advice regarding the Company's operational capabilities. Sales and operating personnel also work together to take advantage of potential cross-selling opportunities. The Company supplements its direct sales effort with print media and attendance at trade shows.

         Many of the Company's prospective clients issue requests-for-proposals ("RFPs") as part of the contract award process. The Company retains a technical writer for the purpose of preparing detailed, professional responses to RFPs. In addition, the effect of the Company's direct sales force in maintaining contact with the prospective client often allow them to serve in an informal advisory capacity to the prospective client with respect to the requirements of the RFP which the Company believes gives it a competitive edge in responding to the RFP.

                             Personnel and Training

         The Company's success in recruiting, hiring and training a large number of employees is critical to its ability to provide high quality accounts receivable management, customer support and teleservices programs to its clients. The Company seeks to hire personnel with previous experience in accounts receivable management or as a telephone representative. NCO generally offers competitive compensation and benefits and offers promotion opportunities within the Company.

         All Company personnel receive a comprehensive training course that consists of a combination of classroom and practical experience. Prior to customer contact, new employees receive one week of training in the Company's operating systems, procedures and telephone techniques and instruction in applicable federal and state regulatory requirements. Company personnel also receive a wide variety of continuing professional education consisting of both classroom and role playing sessions.

         As of March 27, 1997, the Company had a total of 1,146 full-time employees and 249 part-time employees, of which 1,083 were telephone representatives. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees are good.

                                   Competition

         The accounts receivable management industry is highly competitive. The Company competes with approximately 6,300 providers, including large national corporations such as First Data Corporation, Payco American Corporation and Union Corporation, and many regional and local firms. Many of the Company's competitors have substantially greater resources, offer more diversified services and operate in broader geographic areas than the Company. In addition, the accounts receivable management services offered by the Company, in many instances, are performed in-house. Moreover, many larger clients retain multiple accounts receivable management and recovery providers which exposes the Company to continuous competition in order to remain a preferred vendor. The Company believes that the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client's requirements, personalized service, sophisticated call and information systems and price. The Company also competes with other firms, such as SITEL Corporation, APAC TeleServices, Inc. and Teletech Holdings, Inc., in providing teleservices.


                                   Regulation

         The accounts receivable management industry is regulated both at the federal and state level. The federal Fair Debt Collection Practices Act (the "FDCPA") regulates any person who regularly collects or attempts to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. The FDCPA establishes specific guidelines and procedures which debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. Additionally, the FDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. The Company is also subject to the Fair Credit Reporting Act which regulates the consumer credit reporting industry and which may impose liability on the Company to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. The accounts receivable management business is also subject to state regulation. Some states require that the Company be licensed as a debt collection company. Management believes that the Company currently holds applicable licenses from all states where required.

         With respect to the other teleservices offered by the Company, including telemarketing, the federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentations in telemarketing sales. The FTC's telemarketing sales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically address other perceived telemarketing abuses in the offering of prizes and the sale of business opportunities or investments. The federal Telephone Consumer Protection Act of 1991 (the "TCPA") limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. A number of states also regulate telemarketing. For example, some states have enacted restrictions similar to the federal TCPA. From time to time, Congress and the states consider legislation that would further regulate the Company's telemarketing operations and the Company cannot predict whether additional legislation will be enacted and, if enacted, what effect it would have on the telemarketing industry and the Company's business.

         Several of the industries served by the Company are also subject to varying degrees of government regulation. Although compliance with these regulations is generally the responsibility of the Company's clients, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations.

         The Company devotes significant and continuous efforts, through training of personnel and monitoring of compliance, to ensure that it is in compliance with all federal and state regulatory requirements. The Company believes that it is in material compliance with all such regulatory requirements.


                            Investment Considerations

         Certain statements included in this Annual Report on Form 10-K, including, without limitation, statements regarding the anticipated growth in the amount of accounts receivable placed for third-party management, the continuation of trends favoring outsourcing of other administrative functions, the Company's objective to grow through strategic acquisitions and its ability to realize operating efficiencies upon the completion of recent acquisitions and other acquisitions that may occur in the future, the Company's ability to expand its service offerings, trends in the Company's future operating performance and statements as to the Company's or management's beliefs, expectations and opinions, are forward-looking statements, and the factors discussed below could cause actual results and developments to be materially different from those expressed in or implied by such statements. Accordingly, in addition to the other information contained, or incorporated by reference, in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating an investment in the Company's Common Stock.

Risks Associated with Recent Acquisitions

         The Goodyear, Tele-Research, CMS A/R Services and CRWCD acquisitions were consummated in January and February 1997. These entities had combined revenues of $40.0 million in 1996 compared to the Company's revenues of $30.8 million in 1996 ($39.9 million on a pro forma basis assuming that the MAB acquisition had occurred on January 1, 1996). The Company's efforts in integrating these acquisitions are in the initial stages. Such integration will likely place significant demands on the Company's management and infrastructure. There can be no assurance that Goodyear's, Tele-Research's, CMS A/R Services' or CRWCD's businesses will be successfully integrated with that of the Company, that the Company will be able to realize operating efficiencies or eliminate redundant costs or that their businesses will be operated profitably. Further, there can be no assurance that clients of the acquired businesses will continue to do business with the Company or that the Company will be able to retain key employees.

Ability to Manage and Sustain Growth

         The Company has experienced rapid growth over the past several years which has placed significant demands on its administrative, operational and financial resources. The Company seeks to continue such rapid growth which could place additional demands on its resources. Future internal growth will depend on a number of factors, including the effective and timely initiation and development of client relationships, the Company's ability to maintain the quality of services it provides to its clients and the recruitment, motivation and retention of qualified personnel. Sustaining growth will also require the implementation of enhancements to its operational and financial systems and will require additional management, operational and financial resources. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth, and any failure to do so could have a materially adverse effect on the Company's business, results of operations and financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risks Associated with Future Acquisitions

         A primary element of the Company's growth strategy is to pursue strategic acquisitions that expand or complement the Company's business. The Company regularly reviews various strategic acquisition opportunities and periodically engages in discussions regarding such possible acquisitions. There can be no assurance that the Company will be able to identify additional acquisition candidates on terms favorable to the Company or in a timely manner, enter into acceptable agreements or close any such transactions. There can be no assurance that the Company will be able to continue its acquisition strategy, and any failure to do so could have a materially adverse effect on the Company's business, financial condition, results of operations and ability to sustain growth. In addition, the Company believes that it will compete for attractive acquisition candidates with other larger companies, consolidators or investors in the accounts receivable management industry. Increased competition for such acquisition candidates could have the effect of increasing the cost to the Company of pursuing this growth strategy or could reduce the number of attractive candidates to be acquired. Future acquisitions could divert management's attention from the daily operations of the Company and otherwise require additional management, operational and financial resources. Moreover, there is no assurance that the Company will successfully integrate future acquisitions into its business or operate such acquisitions profitably. Acquisitions also may involve a number of special risks including: adverse short term effects on the Company's operating results; dependence on retaining key personnel; amortization of acquired intangible assets; and risks associated with unanticipated problems, liabilities or contingencies.

         The Company may raise additional debt or equity financing to fund any future acquisitions, which may not be available on terms favorable to the Company, if at all. To the extent the Company uses its capital stock for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing shareholders. In the event that the Company's capital stock does not maintain sufficient value or potential acquisition candidates are unwilling to accept the Company's capital stock as consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to continue its acquisition program. If the Company does not have sufficient cash resources or is not able to use its capital stock as consideration for acquisitions, its growth through acquisitions could be limited. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Fluctuations in Quarterly Operating Results

         The Company has experienced and expects to continue to experience quarterly variations in revenues and net income as a result of many factors, including the timing of clients' accounts receivable management programs, the commencement of new contracts, the termination of existing contracts, costs to support growth by acquisition or otherwise, the costs and timing of completion of additional acquisitions, the effect of the change of business mix on margins and the timing of additional selling, general and administrative expenses to support new business. The Company's planned operating expenditures are based on revenue forecasts, and if revenues are below expectations in any given quarter, operating results would likely be materially adversely affected. While the effects of seasonality on the Company's business historically have been obscured by its rapid growth, the Company's business tends to be slower in the third and fourth quarters of the year due to the summer and holiday seasons. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on Key Personnel

         The Company is highly dependent upon the continued services and experience of its senior management team, including Michael J. Barrist, President and Chief Executive Officer. The loss of the services of Mr. Barrist or other members of its senior management could have a materially adverse effect on the Company. The Company has five-year employment contracts with Mr. Barrist and certain other key executives. In addition, the Company has a $4.0 million key person life insurance policy on Mr. Barrist. See "Management" contained in, and incorporated by reference to, the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

Dependence on Certain Industries; Contract Risks

         Most of the Company's revenues are derived from clients in the education, financial services, healthcare, telecommunications and utilities industries. A significant downturn in any of these industries or any trends to reduce or eliminate the use of third-party accounts receivable management services could have a materially adverse impact on the Company's business, results of operations and financial condition. The Company enters into contracts with most of its clients which define, among other things, fee arrangements, scope of services and termination provisions. Clients may usually terminate such contracts on 30 or 60 days notice. Accordingly, there can be no assurance that existing clients will continue to use the Company's services at historical levels, if at all. Under the terms of these contracts, clients are not required to place accounts with the Company but do so on a discretionary basis. In addition, substantially all of the Company's contracts are on a contingent fee basis where the Company recognizes revenues only as accounts are recovered. See "Business."

Competition

         The accounts receivable management industry is highly competitive. The Company competes with approximately 6,300 providers, including large national corporations such as First Data Corporation, Payco American Corporation, Union Corporation and many regional and local firms. Many of the Company's competitors have substantially greater resources, offer more diversified services and operate in broader geographic areas than the Company. In addition, the accounts receivable management services offered by the Company, in many instances, are performed in-house. Moreover, many larger clients retain multiple accounts receivable management providers which exposes the Company to continuous competition in order to remain a preferred vendor. There can be no assurance that outsourcing of the accounts receivable management function will continue or that the Company's clients which currently outsource such services will not bring them in-house. The Company also competes with other firms, such as SITEL Corporation, APAC Teleservices, Inc. and Teletech Holdings, Inc., in providing teleservices. As a result of these factors, there can be no assurance that competition from existing or potential competitors will not have a materially adverse effect on the Company's results of operations. See "Business-Competition."

Risk of Business Interruption; Reliance on Computer and Telecommunications Infrastructure

         The Company's success is dependent in large part on its continued investment in sophisticated telecommunications and computer systems, including predictive dialers, automated call distribution systems and digital switching. The Company has invested significantly in technology in an effort to remain competitive and anticipates that it will be necessary to continue to do so in the future. Moreover, computer and telecommunication technologies are evolving rapidly and are characterized by short product life cycles, which requires the Company to anticipate technological developments. There can be no assurance that the Company will be successful in anticipating, managing or adopting such technological changes on a timely basis or that the Company will have the capital resources available to invest in new technologies. In addition, the Company's business is highly dependent on its computer and telecommunications equipment and software systems, the temporary or permanent loss of which, through casualty or operating malfunction, could have a materially adverse effect on the Company's business. The Company's business is materially dependent on service provided by various local and long distance telephone companies. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of the Company's services, or any significant interruption in telephone services, could have a materially adverse impact on the Company. See "Business - Operations."

Dependence on Labor Force

         The accounts receivable management industry is very labor intensive and experiences high personnel turnover. Many of the Company's employees receive modest hourly wages and a portion of these employees are employed on a part-time basis. A higher turnover rate among the Company's employees would increase the Company's recruiting and training costs and could adversely impact the quality of services the Company provides to its clients. If the Company were unable to recruit and retain a sufficient number of employees, it would be forced to limit its growth or possibly curtail its operations. Growth in the Company's business will require it to recruit and train qualified personnel at an accelerated rate from time to time. There can be no assurance that the Company will be able to continue to hire, train and retain a sufficient number of qualified employees. Additionally, an increase in hourly wages, costs of employee benefits or employment taxes also could materially adversely affect the Company. See "Business - Personnel and Training."

Government Regulation

         The accounts receivable management and telemarketing industries are regulated under various federal and state statutes. In particular, the Company is subject to the federal Fair Debt Collection Practices Act which establishes specific guidelines and procedures which debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. The Company is also subject to the Fair Credit Reporting Act which regulates the consumer credit reporting industry and which may impose liability on the Company to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. The accounts receivable management business is also subject to state regulation, and some states require that the Company be licensed as a debt collection company. With respect to the other teleservices offered by the Company, including telemarketing, the federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 broadly authorizes the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentations in telemarketing sales. The FTC's telemarketing sales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and specifically address other perceived telemarketing abuses in the offering of prizes and the sale of business opportunities or investments. The federal Telephone Consumer Protection Act of 1991 (the "TCPA") limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. A number of states also regulate telemarketing and some states have enacted restrictions similar to the federal TCPA. The failure to comply with applicable statutes and regulations could have a materially adverse effect on the Company. There can be no assurance that additional federal or state legislation, or changes in regulatory implementation, would not limit the activities of the Company in the future or significantly increase the cost of regulatory compliance.

         Several of the industries served by the Company are also subject to varying degrees of government regulation. Although compliance with these regulations is generally the responsibility of the Company's clients, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations. See "Business- Government Regulation."

Control by Principal Shareholders

         Michael J. Barrist beneficially owns approximately 33.0% of the Common Stock, and together with the other executive officers of the Company, beneficially owns approximately 52.6%. As a result of such voting concentration, Mr. Barrist, together with other executive officers of the Company, will be able to effectively control most matters requiring approval by the Company's shareholders, including the election of directors. Such voting concentration may have the effect of delaying, deferring or preventing a change in control of the Company. See "Management" and "Beneficial Ownership of Common Stock" contained in, and incorporated by reference to, the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

Possible Volatility of Stock Price

         The Company's Common Stock is listed on the Nasdaq National Market. Numerous factors, including announcements of fluctuations in the Company's or its competitors' operating results and market conditions for accounts receivable management, telemarketing industry or business services stocks in general, the timing and announcement of acquisitions by the Company or its competitors or government regulatory action, could have a significant impact on the future price of the Common Stock. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of the Common Stock.

Shares Eligible for Future Sale

         Sales of the Company's Common Stock in the public market could adversely affect the market price of the Company's Common Stock and could impair the Company's future ability to raise capital through the sale of equity securities. The Company currently has 7,058,625 shares of Common Stock outstanding, including 345,178 shares issued in connection with the CRWCD acquisition (the "CRW Shares"). The Company also has outstanding warrants to purchase an aggregate of 240,591 shares of Common Stock exercisable at any time on or before July 31, 2005 issued in connection with the Company's revolving credit facility, a warrant to purchase 250,000 shares of Common Stock exercisable at any time on or before January 31, 2002 issued in connection with the CRWCD acquisition, a $1.0 million Convertible Note convertible into 76,923 shares of Common Stock at any time on or before September 5, 2001 issued in connection with the MAB acquisition and a $900,000 Convertible Note convertible into 42,503 shares of Common Stock at any time on or before January 22, 2002 issued in connection with the Goodyear acquisition. The CRW Shares, the warrants and convertible notes are entitled to certain demand and/or piggy-back registration rights. In addition, the Company intends to register approximately 724,258 shares of Common Stock reserved for issuance to its employees, directors, consultants and advisors under the Company's 1995 Stock Option Plan, 1996 Stock Option Plan and Non-Employee Director Stock Option Plan. Options to purchase an aggregate of 438,971 shares of Common Stock currently are outstanding under all such plans.

Anti-Takeover Provisions

         The Company's Amended and Restated Articles of Incorporation (the "Articles") and Bylaws (the "Bylaws") contain provisions which may be deemed to be "anti-takeover" in nature in that such provisions may deter, discourage or make more difficult the assumption of control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction. The Articles permit the Board of Directors to establish the rights, preferences, privileges and restrictions of, and to issue, up to 5,000,000 shares of Preferred Stock without shareholder approval. The Company's Bylaws also provide for the staggered election of directors to serve for one-, two- and three-year terms, and for successive three-year terms thereafter, subject to removal only for cause upon the vote of not less than 65% of the shares of Common Stock represented at a shareholders' meeting. Certain provisions of the Articles and Bylaws may not be amended except by a similar 65% vote. In addition, the Company is subject to certain anti-takeover provisions of the Pennsylvania Business Corporation Law.

Item 2. Properties.

         The Company leases all of its facilities. The chart below summarizes the Company's facilities as of December 31, 1996:

    Location                     Approximate
  of Facility                   Square Footage            Function
--------------------     ----------------------    ----------------------------

Denver, CO                        4,800            Processing center
Hutchinson, KS                      900            Processing center
Wichita, KS                      10,000            Processing center
Beltsville, MD                    4,700            Processing center
Buffalo, NY                      30,000            Processing center
Cleveland, OH                     7,000            Processing center
Blue Bell, PA                    36,500            Corporate headquarters
                                                   and processing center
Philadelphia, PA                  5,700            Processing center




         The leases of these facilities expire between 1997 and 2010, and most contain renewal options. In addition, the Company leases sales offices in Birmingham, Alabama and Canton, Massachusetts.

         As a result of the four acquisitions consummated in 1997, the Company acquired 19 additional leased facilities located throughout the country. The Company believes that its facilities are adequate for its current operations, but additional facilities may be required to support growth. The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms. In addition, the Company intends to close or consolidate certain offices acquired in the 1997 acquisitions.

         The Company leases space in four buildings in Blue Bell, Pennsylvania from three limited partnerships of which the existing shareholders of the Company are limited partners and Michael J. Barrist is the sole shareholder of the corporate general partners, pursuant to leases expiring between 1998 and 2000. See "Management - Certain Transactions - Leases" contained in, and incorporated by reference to, the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders.

Item 3. Legal Proceedings.

         The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management believes that none of these legal proceedings will have a materially adverse effect on the financial condition or results of operations of the Company.


Item 4. Submission of Matters to a Vote of Security Holders.

         None.


Item 4.1 Executive Officers of the Registrant who are not Directors.



                   Name                                Age                                    Position
--------------------------------------------       ------------        ------------------------------------------------------

Steven L. Winokur.........................              37               Vice President, Finance, Chief Financial
                                                                         Officer and Treasurer

Joseph C. McGowan.........................              43               Co-Chief Operating Officer


Michael G. Noah...........................              51               Co-Chief Operating Officer



         Steven L. Winokur joined the Company in December 1995 as Vice President, Finance and Chief Financial Officer. Prior to that, Mr. Winokur acted as a part-time consultant to the Company since 1986. From February 1992 to December 1995, Mr. Winokur was the principal of Winokur & Associates, a certified public accounting firm. From March 1981 to February 1992, Mr. Winokur was a partner with Gross & Company, a certified public accounting firm, where he most recently served as Administrative Partner. Mr. Winokur is a certified public accountant.

         Joseph C. McGowan joined the Company in 1990 as Vice President, Operations and became Co-Chief Operating Officer in February 1997. Prior to joining the Company, Mr. McGowan was Assistant Manager of the Collections Department at Philadelphia Gas Works, a public utility, since 1975.

         Michael G. Noah has been President of MAB since May 1994. He became Co-Chief Operating Officer of the Company in February 1997. Prior to joining MAB, he was an Executive Vice President of Everest National Bank, a subsidiary of GE Capital, since August 1991.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and
         Related Shareholder Matters.

         Following the Company's initial public offering of Common Stock on November 6, 1997, the Company's Common Stock has been listed on the Nasdaq National Market under the symbol "NCOG." The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices for the Common Stock, as reported by Nasdaq.

                                                        High             Low
           1996
                    Fourth Quarter (from November 6)   $19.00            $16.25

           1997
                    First Quarter (through March 27)    29.75           16.3125

         As of March 26, 1997, the Company's Common Stock was held by approximately 25 holders of record.

Dividend Policy

         The Company historically was treated for federal and state income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"), and under Pennsylvania law. As a result of the Company's status as an S Corporation, the Company's shareholders, rather than the Company, were taxed directly on the earnings of the Company for federal and certain state income tax purposes, whether or not such earnings were distributed. The Company made cash distributions to the then current shareholders aggregating $658,000, $813,000, $1.1 million and $876,838 in respect of the Company's S Corporation earnings for 1993, 1994, 1995 and 1996 (through September 3, 1996), respectively. On September 3, 1996 (the "Termination Date"), the Company terminated its status as an S Corporation and thereupon became subject to federal and state income taxes at applicable C Corporation rates. In November 1996, the Company paid to shareholders of record as of the Termination Date a distribution of $3,246,851 representing the Company's undistributed S Corporation earnings through the Termination Date.

         The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the Company's Revolving Credit Agreement prohibits the Company from paying cash dividends without the lender's prior consent. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant.

Sales of Unregistered Securities during 1996

         Set forth below is information concerning certain issuances of Common Stock during 1996 which were not registered under the Securities Act of 1933.

         The Company issued a warrant to purchase 46,560 shares of Common Stock to Mellon Bank, N.A. upon the amendment of the Company's Credit Agreement in September 1996. The Company issued an additional warrant to purchase 18,500 shares of Common Stock to Mellon Bank, N.A. in connection with the Bank's commitment to increase the credit facility to $25.0 million. These warrants have an exercise price of $13.00 per share and expire on July 31, 2005. All of the warrants were issued in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

         In September 1996, the Company acquired all of the outstanding stock of MAB. As part of the purchase price, the Company issued a Convertible Note in the aggregate principal amount of $1.0 million. This note is convertible at any time into 76,923 shares of Common Stock at an conversion price of $13.00 per share. The note was issued in reliance on the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

         In 1996, the Company granted options to certain executive officers and key employees to purchase an aggregate of 292,854 shares of Common Stock under the 1995 Stock Option Plan and the 1996 Stock Option Plan on the dates and at the exercise prices set forth below. Generally, options will become exercisable in equal one-third installments beginning on the first anniversary of the date of grant. All of the options were issued in connection with such employee's employment with the Company and no cash or other consideration was received by the Company in exchange for such options. The options were issued in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act and, with respect to options issued prior to November 6, 1997, by Rule 701 under the Securities Act.

         Date Issued                Options Granted            Exercise Price
         -----------                ---------------            --------------

         July 1996                      33,258                      $13.00
         September 1996                 38,801                       13.00
         October 1996                  156,145                       13.00
         December 1996                  64,650                       17.00

         In December 1996, the Company issued options pursuant to the 1996 Non-Employee Director Stock Option Plan to purchase 1,000 shares of Common Stock to each of Eric S. Siegel and Alan F. Wise upon their appointment to the Board of Directors. These options were granted at an exercise price of $18.125 per share. The options were issued in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

Item 6.  Selected Financial Data.

                      SELECTED FINANCIAL AND OPERATING DATA
                  (Dollars in thousands, except per share data)

                                                           For the Years Ended December 31,
                           ---------------------------------------------------------------------------------------------------
                              1992         1993          1994                  1995                         1996
                           ------------ ------------  -----------          -----------         -------------------------------
                                                                                                                     Pro
                                                                                                   Actual        Forma (1)(2)
                                                                                               --------------   --------------
Statement of Income Data:
   Revenue                  $     5,822  $     7,445   $    8,578           $    12,733        $       30,760    $      39,923
   Operating costs and
      expenses:
      Payroll and related
         expenses                 3,058        4,123        4,558                 6,797                14,651           19,497
      Selling, general and
         administrative
         expenses                 2,013        2,391        2,674                 4,042                10,033           13,287
      Depreciation and
         amortization
         expenses                    95          141          215                   348                 1,254            1,621
                           ------------ ------------  -----------           -----------        --------------    -------------
Income from operations              656          790        1,131                 1,546                 4,822            5,518
Other income (expense)               15           11          (45)                 (180)                 (575)             102
                           ------------ ------------  -----------           -----------        --------------    -------------
Income before income
   taxes (3)                        671          801        1,086                 1,366                 4,247            5,620
Pro forma provision for
   income taxes(3)                  268          320          434                   546                   613            2,248
                           ------------ ------------  -----------           -----------        --------------    -------------
Pro forma net income(3)     $       403 $        481  $       652           $       820        $        3,634    $       3,372
                           ============ ============  ===========           ===========        ==============    =============

Pro forma net income
   per share                                                                $      0.17(4)     $        0.50(4)  $        0.54
                                                                            ===========        =============     =============

Pro forma weighted
   average shares out-
   standing                                                                   4,728,906(4)         5,086,736(4)      6,242,660
                                                                             ==========        =============     =============

Operating Data:
   Total value of accounts
      referred               $ 150,707    $ 199,108     $ 281,387            $ 431,927         $  1,173,342      $   1,581,748
   Average fee                    16.9%        20.2%         22.5%                22.4%                25.2%              25.0%

                                                                                  December 31,
                                                      ----------------------------------------------------------------------
                                                         1992         1993          1994           1995           1996
                                                      -----------  -----------  -------------- -------------- --------------
Balance Sheet Data:
      Cash and cash equivalents                        $     421     $    562      $     52    $      805    $   12,058
      Working capital                                        362          445           473           812        13,629
      Total assets                                         1,794        1,990         3,359         6,644        35,826
      Long-term debt, net of current portion                 144           59           732         2,593         1,091
      Shareholders' equity                                   686          876         1,423         2,051        30,647

(1) Assumes that the acquisition of MAB occurred on January 1, 1996

(2) Gives effect to: (i) the reduction of certain redundant operating costs and expenses that were immediately identifiable at the time of the MAB acquisition;
(ii) the elimination of interest expense associated with acquisition-related debt repaid with offering proceeds; and (iii) the issuance of 1,604,620 shares of common stock at $13.00 per share, net of commissions and offering expenses, sufficient to repay acquisition-related debt of $15.0 million and to fund the distribution of undistributed S Corporation earnings of $3.2 million.

(3) Prior to September 3, 1996, the Company operated as an S Corporation for income tax purposes and accordingly was not subject to federal or state income taxes. Accordingly the historical financial statements do not include a provision for federal and state income taxes for such periods. Pro forma net income has been computed as if the Company had been fully subject to federal and state income taxes for all periods presented.

(4) Assumes that the Company issued 249,758 shares of Common Stock at $13.00 per share to fund the distribution of undistributed S Corporation earnings of $3.2 million through the Termination Date to existing shareholders of the Company.

Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.

Results of Operations:

         The following table sets forth income statement data on an historical and pro forma basis as a percentage of revenue:

                                                                      Years Ended December 31,
                                               -----------------------------------------------------------------------
                                                 1992      1993      1994            1995                  1996
                                               -------   --------   -------         -------         ------------------
                                                                                                                 Pro
                                                                                                     Actual      Forma
                                                                                                    --------   --------
Revenue                                         100.0 %    100.0 %   100.0 %         100.0 %          100.0 %    100.0 %

Operating costs and expenses:
      Payroll and related expenses               52.5       55.4      53.1            53.4             47.6       48.8
      Selling, general and administrative
        expenses                                 34.6       32.1      31.2            31.7             32.6       33.3
      Depreciation and amortization expense       1.6        1.9       2.5             2.7              4.1        4.1
                                               -------   --------   -------        --------         --------   --------
           Total operating costs and expenses    88.7       89.4      86.8            87.8             84.3       86.2
                                               -------   --------   -------        --------         --------   --------
Income from operations                           11.3       10.6      13.2            12.2             15.7       13.8

Other income (expense):                           0.3        0.1     (0.5)           (1.4)            (1.9)        0.3
                                               -------   --------   -------        --------         --------   --------

Income before provision for income taxes         11.6       10.7      12.7            10.8             13.8       14.1

Pro forma provision for income taxes              4.6        4.3       5.1             4.3              2.0        5.6
                                               -------   --------   -------        --------         --------   --------

Pro forma net income                              7.0 %      6.4 %     7.6 %           6.5 %           11.8 %      8.5 %
                                               =======   ========   =======        ========         ========   ========

Pro Forma Compared to Actual Results of Operations

         Pro forma operating data for 1996 assume that the MAB acquisition was consummated on January 1, 1996. Pro forma adjustments have been made to reflect the elimination of certain expenses that were immediately identifiable at the time of the acquisition, including the elimination of certain redundant collection and administrative personnel. At the time of the acquisition, MAB had a higher cost structure than the Company. In the months following the acquisition, the Company has leveraged its infrastructure to realize additional operating efficiencies in order to bring the cost structure of MAB in line with NCO's current operating results. These other costs savings include (i) further reduction in payroll and related expenses relating primarily to redundant collections and administrative personnel, (ii) further reductions in facilities costs, and (iii) reduction of certain expenses such as telephone, mailing and data processing. Due to the higher cost structures of the acquired business and the fact that all expected expense savings are not reflected in pro forma adjustments, certain pro forma operating percentages compare unfavorably to actual operating percentages for the periods under consideration.

Year ended December 31, 1996 Compared to Year ended December 31, 1995

         Revenue. Revenue increased $18.0 million or 141.6% to $30.8 million in 1996 from $12.7 million in 1995. Of this increase, $5.0 million was attributable to the MAB acquisition completed in September 1996, $6.8 million was attributable to the TCD acquisition completed in January 1996, and $1.3 million was attributable to a full year of revenue from the Eastern acquisition in 1996 versus three months in 1995. This was partially offset by a decrease in revenue from the BRM acquisition to $1.3 million in 1996 from $1.4 million in 1995. Additionally, the

Company experienced 46.7% internal growth from the addition of new clients and a growth in business from existing clients. Of this internal growth, $2.9 million of the increase was due to a full twelve months of revenue in 1996 from a contract awarded to the Company by a government agency in April 1995. Revenue from other related services, which became an area of focus in 1996, increased $1.2 million to $1.5 million in 1996 from $259,000 in 1995.

         Payroll and related expenses. Payroll and related expenses increased $7.8 million to $14.6 million in 1996 from $6.8 million in 1995, but decreased as a percentage of revenue to 47.6% from 53.5%. The decrease in payroll and related expenses as a percentage of revenue was primarily the result of spreading the relatively fixed costs of management and administrative personnel over a larger revenue base and the increased utilization of "on-line" computer services and other outside services, as well as eliminating redundant administrative staff following the TCD and Eastern acquisitions. These efficiencies were offset in part by higher payroll and related expenses of MAB as a percentage of its revenue. The effect of MAB was minimal due to only four months of the operations of MAB being included in the income statements.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $6.0 million to $10.0 million in 1996, from $4.0 million in 1995, and increased as a percentage of revenue to 32.6% from 31.7%. A large percentage of the increase was due to the increased costs associated with litigation management services performed by the Company on behalf of its clients in states where the laws are more conducive to the utilization of the legal process for recovery of delinquent accounts. In addition, the Company experienced increased costs as a result of a change in business mix which required the increased use of national data bases and credit reporting services. These increases were offset in part by operating efficiencies resulting from the TCD acquisition.

         Depreciation and amortization. Depreciation and amortization increased to $1.3 million in 1996 from $348,000 in 1995. Of this increase, $605,000 was a result of the MAB, TCD and Eastern acquisitions. The remaining $301,000 consisted of amortization of deferred financing charges and depreciation resulting from capital expenditures incurred in the ordinary course of business.

         Other income (expense). Interest expense increased to $818,000 in 1996 from $180,000 in 1995, primarily due to increased borrowings associated with the acquisitions of MAB, TCD and Eastern. Also included in other income (expense) for 1995 was a loss from the disposal of assets of $49,000.

         Income tax expense, net of benefit:Income tax expense in 1996 was $768,000. This was offset by the recognition of a deferred tax benefit of $155,000 attributable to the termination of the S Corporation election by the Company.

         Net income. Net income was $3.6 million and $1.4 million in 1996 and 1995, respectively. Net income pro forma for taxes increased to $2.5 million in 1996 from $820,000 in 1995, a 210.0% increase. Net income pro forma for taxes includes a provision for federal and state income taxes at an assumed rate of 40% in 1996 and 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Revenue. Revenue increased $4.2 million or 48.4% to $12.7 million in 1995 from $8.6 million in 1994. In 1995, the Company initiated a marketing program targeted at larger national accounts. As a result, the company experienced 38% internal growth from the addition of new clients and growth in business from existing clients. This growth includes approximately $1.3 million from a contract with a governmental agency awarded in April 1995. In addition to strong internal growth, approximately $808,000 of the increase in revenue was attributable to the Eastern acquisition, and $437,000 was attributable to a full year of operations of BRM in 1995 versus eight months in 1994. This was partially offset by a decrease in revenue from outsourcing projects to $259,000 in 1995 from $357,000 in 1994. Approximately $300,000 in revenue from outsourcing projects in 1994 was from a one-time project completed in the first quarter of 1994.

         Payroll and related expenses. Payroll and related expenses increased $2.2 million to $6.8 million in 1995 from $4.6 million in 1994, and increased slightly as a percentage of revenue to 53.4% from 53.1%. During the fourth quarter of 1995, the Company hired a Vice President of Collection, as well as 20 additional telephone representatives necessary for two outsourcing projects which did not generate revenue until the first quarter of 1996. In addition, the one-time outsourcing project completed during the first quarter of 1994 had lower payroll and related expenses as a percentage of revenue. The increases in personnel were partially offset by spreading the relatively fixed costs of the Company's management and administrative personnel over a larger revenue base, as well as the elimination of redundant administrative staff related to the Eastern acquisition.

         Selling, general and administrative expenses. Selling general and administrative expenses increased $1.3 million to $4.0 million in 1995, from $2.7 million in 1994 and increased as a percentage of revenue to 31.7% from 31.2%. These increases were primarily due to higher data processing and processing and facilities costs in anticipation of growth and to allow for the rapid assimilation of the TCD acquisition in the first quarter of 1996 without having to purchase short-term administrative services from the parent company of TCD during the post-acquisition transition.

         Depreciation and amortization. Depreciation and amortization increased to $348,000 in 1995 from $215,000 in 1994. Of this increase, $90,000 was attributable to the Eastern and BRM acquisitions. The remaining $43,000 consisted of amortization of deferred financing charges and depreciation resulting from capital expenditures incurred in the ordinary course of business.

         Other income (expense). Interest expense increased to $180,000 in 1995 from $72,000 in 1994, primarily due to increased borrowings associated with the Eastern and BRM acquisitions. The Company recorded a $49,000 loss from the disposal of assets in 1995.

         Net income. Net income pro forma for taxes increased to $820,000 in1995 from $652,000 in 1994, representing a 25.7% increase. Net income pro forma for taxes includes a provision for federal and state income taxes at an assumed rate of 40% for the years ended December 31, 1995 and 1994.

Quarterly Results

         The following table sets forth selected actual historical financial data for the calendar quarters of 1995 and 1996. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                     Quarter ended
                  -------------------------------------------------------------------------------------
                                     1995                                      1996
                  -------------------------------------------------------------------------------------
                  Mar.       Jun.       Sept.      Dec.      Mar.       Jun.       Sept.      Dec.
                  31         30         30         31        31         30         30         31
                  ---------  ---------  --------   --------  ---------  ---------  --------   ---------
                                                 (dollars in thousands)
Revenue             $2,544     $3,002    $3,480     $3,707     $6,044     $6,499    $7,715     $10,502
Income from
     operations        244        485       496        320        915       1156      1183        1569
Net income             227        429       460        250        760       1001       968         906



                                                     Quarter ended
                  -------------------------------------------------------------------------------------
                                     1995                                      1996
                  -------------------------------------------------------------------------------------
                  Mar.       Jun.       Sept.      Dec.      Mar.       Jun.       Sept.      Dec.
                  31         30         30         31        31         30         30         31
                  ---------  ---------  --------   --------  ---------  ---------  --------   ---------
                                              (as a percentage of revenue)
Revenue             100.0%     100.0%    100.0%     100.0%     100.0%     100.0%    100.0%      100.0%
Income from
     operations       9.6%      16.2%     14.3%       8.6%      15.1%      17.8%     15.3%       14.9%
Net income            8.9%      14.3%     13.2%       6.7%      12.6%      15.4%     12.5%        8.6%


         In the past, the company has experienced quarterly fluctuations in operating expenses. Due to the low revenue base of the company at the time these costs were incurred, the impact of these fluctuations was more significant than if they had occurred at the Company's current revenue base. For instance, the fourth quarter of 1995 included additional costs primarily due to increases in data processing and facilities costs in anticipation of growth and to allow for the rapid assimilation of the TCD acquisition.

         The Company could experience quarterly variations in revenue and operating income as a result of many factors, including the timing of clients' referrals of accounts, the timing of acquisitions that may be effected in the future, the timing of the hiring of personnel, the timing of additional selling, general and administrative expenses incurred to support new business and changes in the Company's revenue mix among its various service offerings. In connection with certain contracts, the Company could incur costs in periods prior to recognizing revenue under those contracts. In addition, the Company must plan its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecast in any quarter would likely adversely affect the Company's operating results for the quarter. While the effects of seasonality of NCO's business have historically been obscured by its rapid growth, the Company's business tends to be slower in the third and fourth quarter of the year due to the summer and the holiday seasons.

Liquidity and Capital Resources

         The Company's primary sources of cash have historically been cash flow from operations and bank borrowings. Cash has been used for acquisitions of accounts receivable management companies and distributions to shareholders, and for purchases of equipment and working capital to support the Company's growth.

         Cash provided by operating activities was $2.9 million in 1996, and $2.0 million in 1995. The increase in cash provided by operations was primarily due to the increase in net income to 3.6 million in 1996 compared to $1.4 million in 1995, and the increase in non-cash charges, primarily depreciation and amortization, to $1.3 million in 1996 compared to $348,000 in 1995. These increases were offset by a $1.8 million increase in accounts receivable in 1996 compared to a $571,000 increase in 1995 and a $222,000 increase in accounts payable and accrued expenses in 1996 compared to a $858,000 increase in 1995.

         Cash used in investing activities was $13.5 million in 1996 compared to $2.0 million in 1995. The increase was primarily due to the acquisition of MAB and TCD. In September 1996, the Company purchased all the outstanding stock of MAB for $8.0 million in cash and the issuance of a $1.0 million, five-year convertible note to the principal shareholder of MAB. The note is convertible into the Common Stock of the Company at the initial public offering price of $13.00 per share, and bears interest payable monthly at a rate of 8.0% per annum. In January 1996, the Company purchased all the assets of TCD for $4.8 million in cash. In August 1995, the Company purchased certain assets of Eastern for $1.6 million in cash and the assumption of a non-interest bearing note payable of $252,000 and certain other accounts payable in the amount of $209,000. The Company financed the cash portion of these acquisitions with bank borrowings. These acquisitions collectively resulted in goodwill of $14.2 million which is being amortized at approximately $722,000 per year.

         Cash provided by financing activities was $21.8 million in 1996 compared with $280,000 in 1995. Bank borrowings had been the Company's primary source of cash from financing activities and were used for the acquisition of MAB, TCD and Eastern and, along with cash provided by operations, for distributions to shareholders. Following the completion of the Company's initial public offering in November 1996 (the "Offering"), the Company repaid the outstanding bank debt and distributed undistributed S Corporation earnings of approximately $3.2 million using a portion of the net proceeds from the Offering. Total distributions to shareholders were $4.1 million in 1996 and $1.1 million in 1995.

         In July 1995, the Company entered into a revolving credit agreement with Mellon Bank, N.A. which provided for borrowings up to $7.0 million at an interest rate equal to prime plus 1.375%, which was subsequently increased to $15.0 million in September 1996, to be utilized for working capital and strategic acquisitions. Subsequent to the Offering, the bank increased the revolving credit facility to $25.0 million and decreased the rate of interest to 2.5% over LIBOR. There were no outstanding borrowings as of December 31, 1996, and as of December 31, 1995, the outstanding balance under the revolving credit line was $2.5 million. The revolving credit line is collateralized by substantially all the assets of the Company and includes certain financial covenants such as maintaining minimum working capital and net worth requirements and includes restrictions on, among other things, capital expenditures and distributions to shareholders.

         In connection with entering into the original revolving credit agreement, the Company recorded deferred charges of approximately $135,000 relating primarily to bank and legal fees. The Company also issued a warrant to the bank exercisable for an aggregate of 175,531 shares of the Company's Common Stock. The warrant expires on July 31, 2005 and is exercisable for nominal consideration. In connection with the expansion of the line of credit in September 1996 and December 1996, the Company recorded deferred charges of $261,000 primarily relating to bank charges and legal fees. In addition, the Company issued additional warrants to the bank for 65,060 shares of Common Stock exercisable at $13.00 per share. The increase in the revolving credit facility was completed in December 1996. The warrants have been capitalized on the balance sheet as a deferred charge and are being amortized over the four-year life of the credit facility. All the warrants are currently exercisable.

         On November 13, 1996, the Company completed its initial public offering, selling 2,875,000 shares of Common Stock including 375,000 over-allotment shares sold by existing shareholders. The Offering raised net proceeds of approximately $30.2 million for the Company. After offering expenses, repayment of acquisition debt and the distribution of S Corporation earnings, the Company had available at December 31, 1996, for working capital and general corporate purposes as well as possible future acquisitions, proceeds of approximately $10.9 million, in addition to existing cash of $1.2 million, as well as $25 million available for borrowing from the bank on the revolving credit facility.

         The Company believes that funds generated from operations, together with existing cash, the net proceeds from the Offering and available credit under its revolving credit line will be sufficient to finance its current operations and planned capital expenditure requirements and internal growth at least through 1997. However, the Company may raise additional debt or equity financing to fund any future acquisitions.

         On January 22, 1997, NCO purchased all of the outstanding stock of Goodyear & Associates, Inc. ("Goodyear") for $4.5 million in cash and a $900,000 convertible note. The note is convertible into the Company's Common Stock, at any time, at $21.175 per share and bears interest payable monthly at a rate of 8.0% per annum with principal due in January 2002. Goodyear, based in Charlotte, North Carolina provides accounts receivable management services principally to the telecommunications, education, and utility industries. Goodyear's revenues in 1996 were $5.5 million.

         On January 30, 1997, NCO purchased certain assets of Tele-Research Center, Inc. ("TRC"), for $1.6 million in cash. TRC, located in Philadelphia, Pennsylvania, provides market research, data collection, and other teleservices to market research companies as well as end-users. TRC's revenues in 1996 were $1.8 million.

         On January 31, 1997, NCO purchased certain assets of CMS A/R Services, a division of CMS Energy Corporation, owner of Consumers Energy, one of the nation's largest utility companies, for $5.1 million in cash. Specializing in the utility industry, CMS A/R Services, located in Jackson, Michigan, provided a wide range of accounts receivable management services in addition to traditional recovery of delinquent accounts including project outsourcing, early intervention, and database management services. CMS A/R Services' revenues in 1996 were $6.8 million.

         On February 2, 1997, NCO purchased certain assets of the Collections Division of CRW Financial, Inc. (Nasdaq small market symbol CRWF) ("CRWCD") for $3.75 million in cash, 345,178 shares of its Common Stock and warrants for 250,000 shares of Common Stock. The acquisition was valued at approximately $12.8 million. CRWCD provided accounts receivable management services principally to the telecommunications, education, financial, government and utility industries from 14 offices located throughout the United States. In addition, CRWCD has a commercial collections division. CRWCD's revenues in 1996 were $25.9 million.

         The Company has begun to realize operating efficiencies from the Goodyear, CMS A/R Services, TRC and CRWCD acquisitions and has begun to eliminate redundant collection and administrative personnel, consolidate office locations, and reduce selling, general and administrative expenses to levels more consistent with NCO's current operating results. In addition, the Company has reduced the payroll and related expenses associated with the former principal shareholder of Goodyear.

         The Company financed the acquisitions of Goodyear, CMS A/R Services, TRC and CRWCD, by borrowing $7.35 million on its revolving credit facility and financed the remainder through funds raised in the Offering and through its existing working capital.

         The Company accounts for corporate income taxes in accordance with the Statement of Financial Accounting Standards No.109 (SFAS No. 109). Upon the termination of the S Corporation election by NCO Financial Systems, Inc. on September 3, 1996 and upon application of SFAS No. 109, the Company recorded a deferred tax asset of $155,000, representing cumulative temporary differences. This deferred tax asset was offset by the $84,000 deferred tax liability recorded by MAB upon termination of its S Corporation election immediately prior to its acquisition by NCO Group, Inc.

Recent Accounting Pronouncements:

         In March 1995, the FASB issued Statement of Financial Accounting Standards SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which was effective for the Company beginning January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment, based on the estimated future cash flows, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 121 had no impact on the financial statements upon adoption.

Item 8.  Financial Statements and Supplementary Data.

                  The financial statements, financial statement schedules and related documents that are filed with this Report are listed in Item 14(a) of this Report on Form 10-K and begin on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                  Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain executive officers of the Company which is set forth in Section 4.1 hereof.

Item 11. Executive Compensation.

                  Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and
                  Management.

                  Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

                  Incorporated by reference from the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K.

         (a). Documents filed as part of this report:

                  1. List of Consolidated Financial Statements. The following consolidated financial statements and the notes thereto of NCO Group, Inc., which are attached hereto beginning on page F-1, have been incorporated by reference into Item 8 of this Report on Form 10-K:

               Report of Independent Accountants
               Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for each of the three years in the three-year period ended December 31, 1996
               Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1996
               Notes to Consolidated Financial Statements

                  2. List of Financial Statement Schedules. Not applicable.


                  3. List of Exhibits filed pursuant to Item 601 of Regulation S-K. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K. Management contracts and compensatory plans, contracts and arrangements are indicated by "*":

         (a)   Exhibits


     Exhibit No.                                 Description
------------------       ---------------------------------------------------------------------
             3.1(1)       The Company's amended and restated Articles of Incorporation.

             3.2(1)       The Company's amended and restated Bylaws.

             4.1          Specimen of Common Stock Certificate.

           *10.1(1)       Employment Agreement, dated September 1, 1996, between the Company and Bernard R. Miller.

           *10.2(1)       Employment Agreement, dated September 1, 1996, between the Company and Michael J. Barrist.

           *10.3(1)       Employment Agreement, dated September 1, 1996, between the Company and Charles C. Piola, Jr.



     Exhibit No.                                 Description
------------------       ---------------------------------------------------------------------
           *10.4(1)       Employment Agreement, dated September 1, 1996, between the Company and Joseph C. McGowan.

           *10.5(1)       Employment Agreement, dated September 1, 1996, between the Company and Steven L. Winokur.

           *10.6(1) Agreements of Lease dated May 9, 1995, as amended, between the Company and 1710-20 Sentry East
                          Associates, L.P., relating to the offices located at 1710 Walton Road, Blue Bell, Pennsylvania.

            10.7(1)       Agreements of Lease dated July 1, 1993 between the
                          Company and 1740 Sentry East Associates, L.P., relating to the offices located at 1740 Walton Road, Blue Bell, Pennsylvania.

            10.8(1)       Lease Agreement by and between The Uniland
                          Partnership, L.P. and Management Adjustment Bureau,
                          Inc., as amended by First Amendment to Lease, dated
                          December 10, 1994, as further amended by Second
                          Amendment to Lease, dated December 10, 1994.

            10.9(1)       Software License Agreement and Software Purchase
                          Agreement by and between the Company and CRSoftware, Inc., relating to computer software (CRS Credit Bureau
                          Reporting Software) and computer hardware.

           *10.10(1)      Amended and Restated 1995 Stock Option Plan.

           *10.11(1)      1996 Stock Option Plan.

           *10.12(1)      1996 Non-Employee Director Stock Option Plan.

            10.13(1) Amended and Restated Credit Agreement by and among the Company, its subsidiaries and Mellon Bank, N.A., dated
                          September 5, 1996.

            10.14(1)      Amended and Restated Security Agreement, dated
                          September 5, 1996, by and among the Company, its subsidiaries and Mellon Bank, N.A.

            10.15(1)      Warrant Agreement, dated July 28, 1995, by and between the Company and
                          Mellon Bank, N.A. and Amendment dated September 5, 1996.

            10.16(1)      Warrant Agreement, dated September 5, 1996, by and between the
                          Company and Mellon Bank, N.A.

            10.17         Second Amended and Restated Registration Rights
                          Agreement, dated December 13, 1996, by and between the Company and Mellon Bank, N.A.

            10.18         First Amendment dated December 13, 1996 to Amended and
                          Restated Credit Agreement by and among the Company, its subsidiaries and Mellon Bank, N.A., dated
                          September 5, 1996.

                                      31


     Exhibit No.                                 Description
------------------       ---------------------------------------------------------------------
            10.19         Second 1996 Warrant Agreement, dated December 13,
                          1996, by and between the Company and Mellon Bank, N.A.

            10.20(1)      Stock Pledge Agreement, dated as of September 5, 1996 made by NCO
                          Group, Inc. in favor of Mellon Bank, N.A.

            10.21(1)      Convertible Note dated September 1, 1996, made by the
                          Company in the principal amount of $1,000,000, as partial payment of the purchase price for the acquisition of MAB.

            10.22(1)      Distribution and Tax Indemnification Agreement

            10.23(1)      Irrevocable Proxy Agreement by and between Michael J. Barrist and
                          Annette H. Barrist.

            10.24(1)      Common Stock Purchase Warrant for 175,531 shares issued to Mellon
                          Bank, N.A.

            10.25(1)      1996 Common Stock Purchase Warrant for 46,560 shares issued to Mellon
                          Bank, N.A.

            10.26         Second 1996 Common Stock Purchase Warrant for 18,500 shares issued to
                          Mellon Bank, N.A.

            10.27(1)      Indemnification Agreement by and between NCO Financial Systems, Inc.,
                          Management Adjustment Bureau, Inc. and Craig Costanzo.

            10.28(1)      Stock Purchase Agreement, by and among the Company, and Craig
                          Costanzo and Andrew J. Boyuka, as Trustee of the Susan E. Costanzo
                          Grantor Trust and Christopher A. Costanzo Grantor Trust, relating to the acquisition of MAB.

            10.29(1) Asset Purchase Agreement dated December 8, 1995 by and between the Company and Trans Union Corporation.

            10.30(2) Stock Purchase Agreement, dated January 22, 1997, by and among NCO and the majority shareholders of Goodyear. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedule upon request.

            10.31(2) Stock Purchase Agreement, dated January 22, 1997, by and among NCO and the minority shareholders of Goodyear. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedule upon request.

                                      32


     Exhibit No.                                 Description
------------------       ---------------------------------------------------------------------
            10.32(2)      Non-negotiable Subordinated Convertible Promissory
                          Note dated January 22, 1997, made by the Company in
                          the principal amount of $900,000, as partial payment
                          of the purchase price for the acquisition of Goodyear.

            10.33(3) Asset Purchase Agreement, dated January 30, 1997, by and among NCO, Tele-Research, Strategic Information,
                          Inc. and the Tele-Research shareholders. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedule upon request.

            10.34(4) Asset Purchase Agreement, dated January 21, 1997, by and among NCO, and CMS A/R Services. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedule upon request.

            10.35(4)      Asset Acquisition Agreement, dated February 2, 1997, by and among CRW
                          Financial Systems, Inc. ("CRW"), Kaplan & Kaplan, Inc., NCO, CRWF
                          Acquisition, Inc., and K&K Acquisition, Inc. dated February 2, 1997.  NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedule upon request.

            10.36(4)      Non-Transferable Common Stock Purchase Warrant dated February 2, 1997 issued to CRW.

            10.37(4)      Registration Rights Agreement dated February 2, 1997 between NCO and
                          CRW.

            10.38(4)      Nondisclosure, Nonsolicitation, Noncompetition and Standstill Agreement
                          dated February 2, 1997 between Jonathan P. Robinson and NCO.

            10.39(4)      Nondisclosure, Nonsolicitation, Noncompetition and Standstill Agreement
                          dated February 2, 1997 between J. Brian O'Neill and NCO.

            21.1          Subsidiaries of the Registrant.

            27.1          Financial Data Schedules.

---------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-11745), as amended, filed with the Securities Exchange Commission on September 11, 1996.

(2) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities Exchange Commission on February 6, 1997.

(3) Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21639) filed with the Securities Exchange Commission on February 18, 1997.

(4) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities Exchange Commission on February 18, 1997.

                  (b). Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NCO GROUP, INC.


Date:  March 31, 1997            By: /s/ Michael J. Barrist
                                    ------------------------------------------
                                    Michael J. Barrist, Chairman of the Board,
                                    President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


                SIGNATURE                                         Title(s)                     Date
                ---------                                         --------                     ----

/s/ Michael J. Barrist                               Chairman of the Board,                   March 31, 1997
----------------------------------                   President and Chief
Michael J. Barrist                                   Executive Officer (principal
                                                     executive officer)


/s/ Charles C. Piola
----------------------------------                   Executive Vice President                 March 31, 1997
Charles C. Piola                                     and Director



/s/ Steven L. Winokur                                Vice President of Finance,               March 31, 1997
-----------------------------------                  Chief Financial Officer and
Steven L. Winokur                                    Treasurer (principal
                                                     financial and accounting
                                                     officer)


/s/ Bernard R. Miller
-----------------------------------                  Senior Vice President,                   March 31, 1997
Bernard R. Miller                                    Development and Director

/s/ Eric S. Siegel
-----------------------------------                  Director                                 March 31, 1997
Eric S. Siegel


/s/ Allen F. Wise
-----------------------------------
Allen F. Wise                                        Director                                 March 31, 1997


                                       35

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants.........................................F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995 .............F-3

Consolidated Statements of Income for each of the three years in the period ended December 31, 1996.....................................F-4

Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended December 31, 1996..........................F-5

Consolidated Statements of Cash Flows for each of the years
in the three year period ended December 31, 1996..........................F-6

Notes to Consolidated Financial Statements................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
  NCO Group, Inc.
Blue Bell, Pennsylvania

We have audited the accompanying consolidated balance sheets of NCO Group, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCO Group, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
March 7, 1997

                                 NCO GROUP, INC.
                           Consolidated Balance Sheets

                                                                                                         December 31,
                                                                                             ----------------------------------
                                   ASSETS                                                         1996               1995
                                                                                             ----------------   ---------------
Current assets:
    Cash and cash equivalents                                                                 $   12,058,798    $       804,550
    Available-for-sale securities                                                                                       299,488
    Accounts receivable, trade, net of
         allowance for doubtful accounts of $79,000 and $23,200, respectively                      4,701,364          1,402,546
    Notes receivable                                                                                                    100,000
    Other current assets                                                                             499,815            118,793
                                                                                             ----------------   ---------------
         Total current assets                                                                     17,259,977          2,725,377

Funds held in trust for clients

Property and equipment, net                                                                        2,830,062            637,133

Other assets:
    Intangibles,  net of accumulated amortization                                                 14,673,155          2,774,894
    Deferred taxes                                                                                    70,760
    Deferred financing costs                                                                         684,390            279,014
    Other assets                                                                                     308,011            227,826
                                                                                             ----------------   ---------------
          Total other assets                                                                      15,736,316          3,281,734
                                                                                             ----------------   ---------------
Total assets                                                                                  $   35,826,355     $    6,644,244
                                                                                             ================   ===============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Long-term debt, current portion                                                           $       46,946     $      46,171
    Capitalized lease obligations, current portion                                                    62,131
    Corporate taxes payable                                                                          216,709
    Accounts payable                                                                                 657,647           221,562
    Accrued expenses                                                                               1,044,536           565,734
    Accrued compensation and related expenses                                                      1,376,982           777,985
    Unearned revenue, net of related costs                                                           225,817           302,384
                                                                                             ----------------   ---------------
         Total current liabilities                                                                 3,630,768         1,913,836

Funds held in trust for clients

Long-term liabilities:
    Long term debt, net of current portion                                                         1,091,901         2,592,906
    Capitalized lease obligations, net of current portion                                            385,683
    Unearned revenue, net of related costs                                                            70,385            86,155

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding
    Common stock,  no par value, 25,000,000 shares authorized,
        6,713,447 and 4,213,447 shares issued and outstanding
        at December 31, 1996 and 1995 respectively.                                               29,362,326           537,326
    Unexercised warrants                                                                             396,054           177,294
    Retained earnings                                                                                889,238         1,378,261
    Unrealized gain on securities                                                                                       41,339
    Note receivable, shareholder                                                                                       (82,873)
                                                                                             ----------------   ---------------
          Total shareholders' equity                                                              30,647,618         2,051,347
                                                                                             ----------------   ---------------
Total liabilities and shareholders' equity                                                    $   35,826,355    $    6,644,244
                                                                                             ================   ===============

                   The accompanying notes are an integral part of these consolidated financial statements

                                 NCO GROUP, INC.
                        Consolidated Statements of Income




                                                                                   For the Years Ended December 31,
                                                                         ------------------------------------------------------
                                                                              1996                1995               1994
                                                                         ----------------    ----------------   ---------------

Revenue                                                                   $   30,760,452     $    12,732,597    $    8,577,895

Operating costs and expenses:
    Payroll and related expenses                                              14,651,384           6,797,338         4,558,351
    Selling, general and administrative
      expenses                                                                10,032,216           4,042,342         2,673,521
    Depreciation and amortization expense                                      1,253,867             347,503           215,117
                                                                         ----------------    ----------------   ---------------
         Total operating costs and expenses                                   25,937,467          11,187,183         7,446,989
                                                                         ----------------    ----------------   ---------------
Income from operations                                                         4,822,985           1,545,414         1,130,906

Other income (expense):
    Interest and investment income                                               242,380              49,473            26,735
    Interest expense                                                            (817,951)           (180,205)          (71,588)
    Loss on disposal of property and equipment                                                       (49,082)
                                                                         ----------------    ----------------   ---------------
                                                                                (575,571)           (179,814)          (44,853)
                                                                         ----------------    ----------------   ---------------
Income before provision for income taxes                                       4,247,414           1,365,600         1,086,053

Income tax expense                                                               612,748
                                                                         ----------------    ----------------   ---------------

Net  income                                                               $    3,634,666    $      1,365,600   $     1,086,053
                                                                         ================    ================   ===============


Pro forma (unaudited):
    Historical income before income taxes                                 $    4,247,414    $      1,365,600   $     1,086,053
    Pro forma provision for income taxes                                       1,706,485             546,000           434,000
                                                                         ----------------    ----------------   ---------------
    Pro forma net income                                                  $    2,540,929    $        819,600   $       652,053
                                                                         ================    ================   ===============

    Pro forma net income per share                                        $         0.50    $           0.17
                                                                         ================    ================
    Pro forma weighted average shares
      outstanding                                                              5,086,736           4,728,906
                                                                         ================    ================



                   The accompanying notes are an integral part of these consolidated financial statements

                                 NCO GROUP, INC.
                 Consolidated Statements of Shareholders' Equity


                                         Common Stock                                     Unrealized
                                  --------------------------                                Gains            Notes
                                     Number of                Unexercised    Retained     (Losses) on       Receivable
                                       Shares        Amount    Warrants      Earnings     Securities       Shareholder     Total
                                  --------------   ---------  -----------   ----------  -------------   -------------- -----------

 Balance, January 1, 1994           $4,002,763     $  49,326                 $  813,366  $  13,539                      $   876,231

 Issuance of common stock              123,803       300,000                                                                300,000
 Net income                                                                   1,086,053                                   1,086,053
 Distributions to shareholders                                                 (813,366)                                   (813,366)
 Change in unrealized losses
     on securities                                                                         (26,234)                         (26,234)
                                  --------------  -----------  ----------  ------------  ----------       -----------   ------------

 Balance, December 31, 1994          4,126,566       349,326                  1,086,053    (12,695)                       1,422,684

 Issuance of common stock               86,881       188,000                                              $ (135,888)        52,112
 Warrants issued                                               $  177,294                                                   177,294
 Note repayments                                                                                              53,015         53,015
 Net income                                                                   1,365,600                                   1,365,600
 Distributions to shareholders                                               (1,073,392)                                 (1,073,392)
 Change in unrealized gains
     on securities                                                                          54,034                           54,034
                                  --------------  -----------  ----------  ------------    -------          -------       ---------

 Balance, December 31, 1995           4,213,447      537,326      177,294     1,378,261     41,339           (82,873)     2,051,347

 Issuance of common stock             2,500,000   28,825,000                                                             28,825,000
 Warrants issued                                                  218,760                                                   218,760
 Note repayments                                                                                              82,873         82,873
 Net income                                                                   3,634,666                                   3,634,666
 Distributions to shareholders                                               (4,123,689)   (41,339)                      (4,165,028)
                                  -------------   -----------  ----------  ------------    --------         --------    -----------

 Balance, December 31, 1996          $6,713,447    29,362,326  $  396,054  $    889,238                                 $30,647,618
                                  =============   ===========  ==========  ============= ============        =======    ===========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows


                                                                                   For the Years Ended December 31,
                                                                         ------------------------------------------------------
                                                                              1996                1995               1994
                                                                         ----------------    ----------------   ---------------

Cash flows from operating activities:
  Net income                                                               $  3,634,666            $  1,365,600       $  1,086,053
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                              465,785                 199,123            171,378
      Loss on disposal of equipment                                                                      49,082
      (Gain) Loss on sale of securities                                         (70,481)                  2,877              4,421
      Amortization of intangibles                                               707,050                 221,813             43,739
      Amortization of deferred financing costs                                   81,031                  32,443
      Provision for doubtful accounts                                            55,845                   3,808              3,903
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable, trade                                           (1,825,307)               (571,611)           (41,675)
        Notes receivable                                                        155,856                 (36,000)           (64,000)
        Accounts receivable, purchased                                           (4,755)                 36,293            (44,038)
        Other current assets                                                   (307,988)                (22,241)            31,126
        Deferred taxes                                                         (154,684)
        Other assets                                                             (8,903)               (105,037)           (40,112)
        Accounts payable                                                        422,694                 161,601           (123,094)
        Corporate taxes payable                                                 216,709
        Accrued expenses                                                       (788,709)                187,353               (214)
        Accrued compensation and related costs                                  598,997                 555,398             51,755
        Unearned revenue                                                       (227,548)                (46,718)            23,950
                                                                           ------------            ------------       ------------
             Net cash provided by operating activities                        2,950,258               2,033,784          1,103,192

Cash flows from investing activities:
  Purchase of property and equipment                                           (976,080)               (298,076)           (77,999)
  Purchase of securities                                                        (78,307)               (107,643)          (169,785)
  Proceeds from sale of securities                                              406,937                  99,256            143,613
  Net cash paid for acquisitions                                            (12,857,223)             (1,729,244)        (1,000,000)
                                                                           ------------            ------------       ------------
             Net cash used in investing activities                          (13,504,673)             (2,035,707)        (1,104,171)

Cash flows from financing activities:
  Repayment of notes payable                                                   (303,138)             (1,067,117)
  Borrowings under credit agreement                                          12,550,000               2,450,000          1,000,000
  Repayment under credit agreement                                          (15,000,000)                                  (222,084)
  Payment of fees to acquire new debt                                          (222,383)               (134,163)
  Issuance of common stock                                                   32,500,000                 105,127
  Costs related to issuance of common stock                                  (3,675,000)
  Decrease in notes receivable, shareholders                                     82,873
  Distributions to shareholders                                              (4,123,689)             (1,073,392)          (813,366)
                                                                           ------------            ------------       ------------
             Net cash provided by (used in) financing activities             21,808,663                 280,455            (35,450)
                                                                           ------------            ------------       ------------
Net increase (decrease) in cash and cash equivalents                         11,254,248                 278,532            (36,429)
Cash and equivalents at beginning of period                                     804,550                 526,018            562,447
                                                                           ------------            ------------       ------------
Cash and equivalents at end of period                                      $ 12,058,798            $    804,550       $    526,018
                                                                           ============            ============       ============


                   The accompanying notes are an integral part of these consolidated financial statements

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements - Continued

1. Nature of operations:

NCO Group, Inc. (the "Company") is a leading provider of accounts receivable management and related services utilizing an extensive teleservices infrastructure. The Company's client base is comprised of companies located throughout the United States in the following industries: education, financial services, healthcare, telecommunications, utilities and government entities.

Effective September 3, 1996, the shareholders of NCO Financial Systems, Inc. contributed each of their shares of common stock in exchange for one share of common stock of the Company, a recently formed corporation. In September 1996, the Company also effected a 46.56-for-one stock split and increased the number of authorized shares to 5,000,000 shares of preferred stock and 25,000,000 shares of common stock. All per share and related amounts have been adjusted to reflect the stock exchange and stock split.

On November 13, 1996, the Company completed its initial public offering (the "Offering"), selling 2,875,000 shares of common stock including 375,000 over-allotment shares sold by existing shareholders. The Offering raised net proceeds of approximately $28.8 million for the Company.

A director of the Company received compensation of $240,000 for services rendered in connection with the Offering.


2. Summary of significant accounting policies:

         Principles of Consolidation:

The consolidated financial statements include the accounts of NCO Group, Inc. and its wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions.

         Revenue Recognition:

The Company generates revenues from contingency fees and contractual services. Contingency fee revenue is recognized upon collection of funds on behalf of clients. Contractual services revenue is deferred and recognized as services are performed.

         Property and Depreciation:

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful life of each class of assets using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss on the transaction is included in the statement of income.

         Income Taxes:

The Company had elected to be taxed as an S Corporation under the Internal Revenue Code and the Pennsylvania Tax Code. While this election was in effect, no provision was made for income taxes by the Company since all income was taxed directly to the shareholders of the Company.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements - Continued


2. Summary of significant accounting policies, continued:

         Income Taxes, continued:

The Company terminated its S Corporation status on September 3, 1996 and adopted Statement of Financial Accounting Standards SFAS No. 109, "Accounting for Income Taxes." This standard requires an asset and liability approach that takes into account changes in tax rates when valuing the deferred tax amounts to be reported on the balance sheet. Upon termination of the S Corporation status and adoption of SFAS No. 109, the Company recorded an estimated net deferred tax asset. The net deferred tax asset resulted primarily from differences in the treatment of unearned revenue and acquired account inventory.

         Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. These financial instruments potentially subject the Company to concentrations of credit risk.

At December 31, 1996 and 1995, the Company had bank deposits in excess of federally insured limits of approximately $1,045,605 and $1,276,000, respectively. The Company's cash deposits have been placed with a large national bank to minimize risk.

         Credit Policy:

The Company has two types of arrangements under which it collects its contingency fee revenue. For certain clients the Company remits funds collected on behalf of the client, net of the related contingency fees while, for other clients, the Company remits gross funds collected on behalf of clients, and bills the client separately for its contingency fees. Management carefully monitors its client relationships in order to minimize its credit risk and generally does not require collateral. In the event of collection delays from clients, management may at its discretion change from the gross remittance method to the net remittance method.

         Investment Securities:

The Company adopted Statement of Financial Accounting Standards SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," for all periods presented. The statement requires management to report their investments as either "held to maturity", "trading securities", or "available for sale".

         Deferred Financing Costs:

Deferred financing costs relate to debt issuance costs incurred which are capitalized and amortized over the term of the debt.

         Intangibles:

Intangibles consists of goodwill and acquisition costs and non-compete covenants. Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Goodwill is amortized on a straight-line basis over 15 to 25 years. The recoverability of goodwill is periodically reviewed by the Company. Such allocation has been based on estimates which may be revised at a later date. In making such determination with respect to goodwill, the Company evaluates the operating results of the underlying business which gave rise to such amount. Accumulated amortization at December 31, 1996 and 1995 totaled $762,612 and $159,676, respectively.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements - Continued


2. Summary of significant accounting policies, continued:

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

         Earnings Per Share:

Earnings per share were computed by dividing the pro forma net income for the year ended December 31, 1995 and 1996 by the pro forma weighted average number of shares outstanding. Pro forma net income amounts are used because the historical net income does not include the impact of federal and state income taxes as if the Company had been subject to income taxes. Pro forma weighted average shares outstanding are based on the weighted average number of shares outstanding including common equivalent shares. All outstanding options and warrants have been treated as common equivalent shares in calculating pro forma net income per share, using the treasury stock method and the initial public offering price of $13.00 per share for periods prior to the initial public offering, only when their effect would be dilutive. The pro forma weighted average number of shares outstanding have also been adjusted to include the number of shares of common stock (250,000 shares) that the Company would have needed to issue at the initial public offering price of $13.00 per share to finance the distribution of undistributed S Corporation earnings through the date on which the Company terminated its S Corporation status. Fully diluted earnings per share are not materially different from primary earnings per share.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

         Reclassifications:

Certain amounts for December 31, 1995 and 1994 and the years then ended have been reclassified for comparative purposes.

     3.  Acquisitions:

On April 29, 1994, the Company purchased certain assets of B. Richard Miller, Inc. (BRM) at a cost of $1,427,000, which was comprised of $1,000,000 in cash, common stock valued at $300,000, and a note payable to the seller of $127,000. The purchase price was allocated based upon the estimated fair market value of the acquired property, equipment and account inventory and resulted in goodwill of $984,126.

On August 1, 1995, the Company purchased certain assets of Eastern Business Services, Inc. (Eastern) for approximately $2,041,000 comprised of $1,625,000 in cash and $416,000 of liabilities assumed. The purchase price was allocated primarily based upon the estimated fair market values of acquired property, equipment, and accounts receivable less notes payable and funds due to clients which resulted in goodwill of $1,812,000.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements - Continued


3. Acquisitions, continued:

On January 3, 1996 the Company purchased certain assets of Trans Union Corporation Collections Division (TCD) for $4,750,000 in cash. The purchase price was allocated based upon the estimated fair market value of acquired property, equipment, accounts receivable and an agreement not to compete which resulted in goodwill of $3,681,000.

On September 5, 1996 the Company purchased the outstanding stock of Management Adjustment Bureau, Inc. ("MAB") for $9,000,000 comprised of $8,000,000 in cash and a $1,000,000 convertible note. The purchase price was allocated based upon the estimated fair market value of acquired property, equipment, and accounts receivable which resulted in goodwill of $8,511,000.

The following summarizes unaudited pro forma results of operations for the years ended December 31, 1996 and 1995, assuming the above acquisitions occurred as of the beginning of the respective periods.


                                                     1996              1995
                                                  ----------     ------------
         Revenue                                 $39,923,196      $34,509,071
         Net income                                3,372,491        2,166,501
         Earnings per share                              .54              .36


On January 22, 1997 the Company purchased the outstanding stock of Goodyear & Associates, Inc. ("Goodyear") for $5,400,000 comprised of $4,500,000 and a $900,000 convertible note.

On January 30, 1997 the Company purchased substantially all the assets of Tele-Research Center, Inc. ("TRC") for $1,600,000 in cash, which may be increased by an additional $600,000 if certain revenue targets are reached in the three year period following the acquisition.

On January 31, 1997 the Company purchased certain assets of the CMS A/R Services, the Collection Division of CMS Energy Corporation, for $5,100,000 in cash.

On February 3, 1997 the Company purchased certain assets and assumed certain liabilities of the Collections Division of CRW Financial, Inc. for a purchase price comprised of $3,750,000 in cash, 345,178 shares of its common stock and warrants for 250,000 shares of common stock. The acquisition is valued at approximately $12.8 million.

4. Marketable securities:

The Company has classified all of its securities as "available-for-sale" and has recorded them at fair value and unrealized gains and losses as a separate component of shareholders' equity.

Proceeds from the sale of investment securities were $406,937 in 1996. As of December 31, 1996, there were no gross unrealized gains or losses because all available-for-sale securities were distributed as part of the undistributed S Corporation earnings and all gains and losses were recognized accordingly.

Proceeds from the sale of investment securities were $99,256 in 1995. Gross unrealized gains and losses as of December 31, 1995 for available-for-sale securities are as follows:

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements - Continued



4. Marketable securities, continued:


                                                              Unrealized        Unrealized
                                                               Holding           Holding           Fair
                                                Cost             Gain              Loss             Value
                                                ----             ----              ----             -----

         Common stock                       $167,852          $   41,475        $  (6,164)       $203,163
         Corporate bonds                      90,297               6,028                           96,325
                                            ----------        ----------      ------------     ----------

                                            $258,149          $   47,503        $  (6,164)       $299,488
                                            ========          ==========        =========        ========


Investment income, included in interest and investment income on the statement of income, from available-for-sale securities as of December 31, 1996, 1995 and 1994 consisted of:

                                                                   1996        1995        1994
                                                                 -------      -------      -----

       Realized gain on the sales of securities                 $86,509      $12,217      $11,749
       Realized loss on the sales of securities                 (12,186)     (15,094)     (16,170)
       Interest income                                           33,577        7,035        5,142
       Dividend income                                            6,816        5,892        5,211
                                                               --------      -------      -------
                                                               $114,716      $10,050      $ 5,932
                                                               ========      =======      =======

The fair values of marketable securities held as of December 31, 1995 by contractual maturity are as follows: due within one year, $20,425; due after one year but within 5 years, $10,537; due after five years but within 10 years, $65,363. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or repayment penalties

5. Funds held in trust for clients:

In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held in trust for clients of $3,835,409 and $1,228,889 at December 31, 1996 and 1995 have been shown net of their offsetting liability for financial statement presentation.


     6.  Property and equipment:

     At December 31, 1996 and 1995, property and equipment, at cost, consists of the following:

                                                   1996               1995
                                                -----------         -------

             Computer equipment                  $2,461,211         $905,732
             Furniture and fixtures               1,095,134          316,312
             Leased assets                          324,414
                                                 ----------        ---------
                                                  3,880,759        1,222,044
             Less accumulated depreciation        1,050,697          584,911
                                                 ----------        ---------
                                                 $2,830,062        $ 637,133
                                                 ==========        =========

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements - Continued


6. Property and equipment (continued):

Depreciation charged to operations amounted to $465,785, $199,123, and $171,378 for the years ended 1996, 1995 and 1994, respectively. The Company had not entered into any capital lease transactions for the year ended December 31, 1995.

     7.  Long-term debt:


                                                                         1996              1995
                                                                       ---------          -----

         Non-interest bearing note; $157,500 face amount,             $  138,847        $  189,077
            payable in monthly installments of $5,250 through July
            1999 (less unamortized discount based on imputed interest
            rate of 10%)

         Revolving credit agreement, LIBOR plus 2.5%, due                                2,450,000
            December 2000

         Subordinated seller note payable, 8.00% due
            September 2001, convertible to common stock
            at $13.00 per share                                        1,000,000

         Less current portion                                            (46,946)          (46,171)
                                                                      ----------        ----------

                                                                      $1,091,901        $2,592,906
                                                                      ==========        ==========


The following summarizes the Company's required debt payments for the next five years:

                                    1997                         46,946
                                    1998                         56,346
                                    1999                         35,555
                                    2000                          -
                                    2001                      1,000,000

In July 1995, the Company entered into a $7,000,000 revolving credit agreement. The line of credit is collateralized by substantially all the assets of the Company.

The revolving credit agreement contains, among other provisions, requirements for maintaining defined levels of working capital, net worth, capital expenditures, various financial ratios and restrictions of distributions to shareholders.

The Company recorded deferred charges of approximately $311,000 in connection with the revolving credit agreement which consisted primarily of bank charges, legal fees and 175,531 warrants issued to the bank. The warrants expire on July 31, 2005 and are only exercisable upon certain events at a nominal exercise price. The bank had the right to put, and the Company had the ability to call, the warrants during the twelve-month period ending on July 31, 2001. However , these rights were eliminated as part of the increase in the credit agreement in September 1996.

In September 1996, the credit agreement was increased to $15,000,000 to provide financing for the acquisition of MAB and the bank received a warrant for 46,560 shares, exercisable at $13.00 per share. In December 1996, the bank increased the credit agreement to $25,000,000 and received a warrant to purchase an additional 18,500 shares, exercisable at $13.00 per share.

At December 31, 1996, there were no borrowings outstanding on the credit agreement.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements - Continued



8. Income taxes:

A summary of the components of the tax provision at December 31, 1996 is as follows:

          Currently payable:
             Federal                                                 $620,133
             State                                                    147,299
          Deferred:
             Federal                                                      500
             State                                                        125
                                                                     --------
          Provision for income taxes                                  768,057
              (excluding effect of change in tax status)
          Effect of accounting change:
              Federal                                                 124,247
              State                                                    31,062
                                                                     --------
          Total provision                                            $612,748

Deferred tax assets (liabilities) at December 31, 1996 consist of the following:


          Amortization                                                $90,083
          Contractual revenue recognition                              65,333
          Accrued expenses                                             38,878
                                                                      -------
              Gross deferred tax assets                               194,294
          Depreciation                                                (39,610)
          Accrual basis conversion                                    (83,924)
                                                                      -------
              Gross deferred tax liabilities                         (123,534)
                                                                      -------
              Net deferred tax asset                                  $70,760
                                                                      =======

A reconciliation of the U.S. statutory income tax rate to the effective rate (excluding the effect of the change in tax status) is as follows:

           U.S.  statutory income tax rate                               34%
           Income allocable to S Corporation                            (27%)
           Non-deductible goodwill and other expenses                     5%
           State taxes, net of federal                                    2%
                                                                        ----
               Effective tax rate                                        14%
                                                                        ====
9. Employee benefit plans:

The Company has a savings plan under Section 401(k) of the Internal Revenue Code (the "Plan"). The Plan allows all eligible employees to defer up to 20% of their income on a pretax basis through contributions to the Plan. The Company will match 25% of employee contributions for an amount up to 6% of each employee's base salary. The charge to operations for the matching contributions was $71,800, $30,027, and $23,536, for 1996, 1995 and 1994, respectively.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements - Continued


10. Supplemental cash flow information:

The following are supplemental disclosures of cash flow information:

                                         1996              1995          1994
                                       --------        ---------        -------
  Cash paid for interest               $817,950         $157,379         $71,588
  Cash paid for income taxes            600,000
  Noncash investing and financing
    activities:
      Note receivable, shareholder                        82,873
      Fair value of assets acquired   4,081,005        2,145,578         442,874
      Liabilities assumed from
        acquisitions                  2,005,749          416,334         127,000
      Warrants issued with debt         218,760          177,294
      Property acquired under
        capital leases                  348,586
      Common stock issued for
        acquisitions                                                     300,000
      Convertible note payable,
        issued for acquisition        1,000,000

11. Leases:

The Company has entered into various office lease agreements with limited partnerships owned by certain shareholders of the Company. In addition, the Company has made disbursements on behalf of the limited partnerships and recorded a note receivable of $100,000 at December 31, 1995. The notes outstanding at December 31, 1995 were repaid during 1996.

The Company leases certain equipment under agreements which are classified as capital leases. The equipment leases have original terms ranging from 36 to 120 months and have purchase options at the end of the original lease term.

The Company also leases certain equipment under non-cancelable operating leases. Future minimum payments, by year and in the aggregate, under noncancelable capital leases and operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1996:


                               1997                          $1,686,000
                               1998                           1,398,000
                               1999                           1,191,000
                               2000                           1,088,000
                               2001                             727,000
                               Thereafter                       476,000
                                                             ----------
                                                             $6,566,000
                                                             ==========

Rent expense was $1,073,914, $463,916 and $305,308 for the years ended December 31, 1996, 1995, and 1994, respectively. The related party office lease expense was $489,926, $385,217 and $297,500 for 1996, 1995, and 1994, respectively, and provides for an escalation clause which takes effect in 1998. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements - Continued


12. Stock options:

In June 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). In September 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan" and collectively with the 1995 Plan and the 1996 Plan, the "Plans"). Payment of the exercise price for options granted under the Plans may be made in cash, shares of Common Stock or a combination of both. The 1995 plan authorized 221,719 shares of the Company's common stock to be issued as either incentive or non-qualified stock options. The 1996 Plan authorized 218,413 shares of the Company's common stock to be issued as either incentive or non-qualified stock options and the Director Plan authorized 24,258 shares of the Company's common stock to be issued as non-qualified stock options. In January 1997, the Board amended the 1996 Plan, subject to shareholder approval, to increase the number of shares of Common Stock authorized under that Plan by 259,868 shares to a total of 478,281 shares. The maximum exercise period is ten years after the date of grant. A summary of stock option activity since inception of the plan is as follows:

                                                      Weighted                           Weighted
                                                       Average         Number of          Average
                                    Number of        Option Price         Shares       Exercise Price
                                    Options            Per Share       Exercisable        Per share
                                    -------            ---------       -----------        ---------

         Outstanding at
           January 1, 1995

            Granted                  144,057             $2.73            48,039            $2.73
                                     -------            ------            ------            -----
         Outstanding at
           December 31, 1995
           (all at $2.73)            144,057              2.73            48,039             2.73

            Granted                  294,914             13.88
                                     -------            ------            ------            -----
         Outstanding at
           December 31, 1996
           (at $2.73 to $17.00)      438,971            $10.20            48,039            $2.73
                                     =======          ========            ======            =====

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS 123 the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date in accordance with provisions of SFAS 123, net income and earnings per share for 1996 and 1995 would have been reduced to the unaudited pro forma amounts indicated in the following table:

                                                     1996            1995
                                                  ----------      -----------

        Net income - as reported                  $2,540,929         $819,600
        Net income - pro forma                    $2,483,138         $812,022
        Earnings per share - as reported                $.50             $.17
        Earnings per share - pro forma                  $.49             $.17

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements - Continued


12. Stock options, continued:

The estimated weighted-average grant-date fair value of the options granted during the year ended December 31, 1996 was $4.35, and the weighted-average remaining contractual life of options outstanding at December 31, 1996 was 9.3 years. All options granted were at the market price of the stock on the grant date. For valuation purposes, the Company utilized the Black-Scholes option pricing model and assumed a weighted average risk-free interest rate of 6.32%, a weighted average expected life of 3.25 years, a weighted average 32.16% volatility factor, no expected dividends and a forfeiture rate of 5% over the vesting period.

As part of the purchase price for the 1994 acquisition of certain assets of B. Richard Miller, Inc., 123,803 shares of the Company's common stock were issued to BRM's principal shareholder who also received an option to purchase up to an additional 86,881 shares of the Company which was exercised during 1995 at a cost of $188,000. As a result of the purchase of these shares, a receivable of $82,873 was due from the seller as of December 31, 1995 which was subsequently repaid during 1996.

13. Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents: The carrying amount reported in the balance sheet approximates fair value because of the short maturity of these instruments

Marketable Securities: Available-for-sale securities consisted of debt and equity securities. Fair values are based on quoted market prices.

Debt: The Company's non-seller-financed debt is primarily variable in nature and based on the prime rate, and accordingly, the carrying amount of debt instruments approximates fair value. Seller-financed debt contains a conversion option which allows the seller to convert the debt into shares of common stock at a price of $13.00 per share. Valuation of the subordinated note assumes a required rate of return of 13.25%. For valuation of the option to convert the note into 76,923 shares of common stock, the Company utilized the Black-Scholes option pricing model and assumed a risk-free interest rate of 6.48%, an expected life of three years, a 35.00% volatility factor and no expected dividends.

The estimated fair value of the Company's financial instruments are as follows at December 31:



                                                                  1995                        1996
                                                      -------------------------         -----------------------
                                                      Carrying           Fair           Carrying         Fair
                                                       Amount            Value           Amount           Value
                                                       ------            -----           ------           -----
     Financial Assets:
         Cash and cash equivalents                     $12,058,798    $12,058,798   $   804,550  $   804,550
         Available-for-sale securities                                                  299,488      299,488

     Financial Liabilities:
         Non-interest bearing note payable                 138,847        138,847       189,077      189,077
         Revolving credit agreement                                                   2,450,000    2,450,000
         Subordinated seller note payable                1,000,000      1,491,016



                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements - Continued

14. Quarterly Financial Information (unaudited):

The following table sets forth selected actual unaudited historical financial data for the calendar quarters of 1995 and 1996. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                       Quarters Ended
                     ----------------------------------------------------------------------------------
                                      1995                                      1996
                     ---------------------------------------  -----------------------------------------
                      Mar.     Jun.       Sept.      Dec.      Mar.       Jun.      Sept.       Dec.
                       31       30         30         31        31         30         30         31
                     -------  --------   --------  ---------  --------   --------  ---------  ---------
                                                  (dollars in thousands)
      Revenue        $2,544    $3,002     $3,480     $3,707    $6,044     $6,499     $7,715    $10,502
      Income from
         operations     244       485        496        320       915      1,156      1,183      1,569
      Net income        227       429        460        250       760      1,001        968        906

15. Commitments and Contingencies:

The Company is party, from time to time, to various legal proceedings incidental to its business. In the opinion of management none of these items individually or in the aggregate would have a significant effect on the financial position, result of operations or cash flows of the Company.

16. Other Recent Accounting Pronouncements:

In March 1995, the FASB issued Statement of Financial Accounting Standards SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which was effective for the Company beginning January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment, based on the estimated future cash flows, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 121 had no impact on the financial statements upon adoption.