Form 10-K/A
period 1996-12-31
NCO GROUP INC
filed 1997-05-01
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year ended December 31, 1996
                                            -------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to ___________

                           Commission File No. 0-21639
                                               -------

                                 NCO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Pennsylvania                                    23-2858652
-------------------------------               ---------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)

     1740 Walton Road
  Blue Bell Pennsylvania                                  19422-0987
  ----------------------                                  ----------
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

                                Yes [X]    No [ ]

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

         In accordance with instruction G(3) to Form 10-K, NCO Group, Inc. ("NCO" or the "Company") is amending its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997 to provide information required in Part III.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...............1

Item 11.  Executive Compensation...........................................3

Item 12.  Security Ownership of Certain Beneficial Owners and Management...6

Item 13.  Certain Relationships and Related Transactions...................7

          Signatures.......................................................9

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         The following table sets forth information concerning the Company's directors. Information concerning the Company's executive officers who are not directors is set forth in Item 4.1 of the Annual Report on Form 10-K previously filed.


                                                                                                            Director
            Name                 Age                                Position                                  Since
            ----                 ---                                --------                                 ------
Michael J. Barrist               35     Chairman of the Board, President and Chief Executive                  1986
                                        Officer

Charles C. Piola, Jr.            49     Executive Vice President and Director                                 1986

Bernard R. Miller                49     Senior Vice President, Development and Director                       1996

Eric S. Siegel                   40     Director                                                              1996

Allen F. Wise                    54     Director                                                              1996


         The following information about the Company's directors is based, in part, upon information supplied by such persons.

         Michael J. Barrist has served as Chairman of the Board, President and Chief Executive Officer of the Company since purchasing the Company in 1986. Mr. Barrist was employed by U.S. Healthcare Inc. from 1984 to 1986, most recently as Vice President of Operations, and was employed by Gross & Company, a certified public accounting firm, from 1980 through 1984. Mr. Barrist is a certified public accountant.

         Charles C. Piola, Jr. joined the Company in 1986 as Executive Vice President, Sales and Marketing and has served as a director since that time. Prior to joining NCO, Mr. Piola was the Regional Sales Manager for Trans World Systems from 1983 to 1986 and IC Systems from 1979 to 1981, both accounts receivable management companies.

         Bernard R. Miller joined the Company as Senior Vice President of Development in 1994 when NCO acquired B. Richard Miller, Inc. ("BRM"), a Philadelphia-based accounts receivable management company owned principally by Mr. Miller. Mr. Miller became a director in 1996. Prior to joining the Company, Mr. Miller served as President and Chief Executive Officer of BRM since he founded it in 1980.

         Eric S. Siegel was appointed to the Board of Directors of the Company in December 1996. Mr. Siegel has been president of Siegel Management Company, a management consulting firm, since 1983. Mr. Siegel also is an adjunct faculty member at the Wharton School of the University of Pennsylvania and is co-author of The Ernst & Young Business Plan Guide.

         Allen F. Wise was appointed to the Board of Directors of the Company in December 1996. Mr. Wise has been a director and Chief Executive Officer of Coventry Corporation, a managed care company, since October 1996. Prior thereto, he was Executive Vice President of United Healthcare Corporation since October 1994, President of Wise Health Systems, a healthcare management company, from September 1993 to October 1994, Chief Executive Officer of Keystone Health Plan and Chief Operating Officer of Independence Blue Cross from September 1991 to September 1993 and Vice President of US Healthcare, Inc. from April 1985 to September 1991. Mr. Wise is also a director of Transition Systems Inc.

Board Reorganization

         Following completion of the Company's initial public offering in the fourth quarter of 1996, the Board of Directors was reorganized by increasing the number of directors from three to five, appointing Eric S. Siegel and Allen F. Wise as outside directors to fill the vacancies created by the increase and dividing the Board into three classes. Class I consists of Mr. Michael J. Barrist, whose term will expire at the 1997 annual meeting of shareholders; Class II consists of Messrs. Bernard R. Miller and Allen F. Wise, whose terms will expire at the 1998 annual meeting of shareholders; and Class III consists of Messrs. Charles C. Piola and Eric S. Siegel, whose terms will expire at the 1999 annual meeting of shareholders. Beginning with the 1997 annual meeting of shareholders, directors whose terms are expiring will be elected by the shareholders to serve for three year terms.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than ten percent beneficial shareholders were complied with during the year ended December 31, 1996 except that Mr. Miller filed one late report on Form 4.

Item 11. Executive Compensation.

Summary Compensation Table

         The following table sets forth the Compensation earned by the Chief Executive Officer and the four next most highly compensated executive officers of the Company whose aggregate salaries and bonuses exceeded $100,000 for services rendered in all capacities to the Company during 1996.



                                                                                    Long-Term
                                                                                   Compensation
                                                                                    Awards (1)
                                                        Annual Compensation         ----------
                                                        -------------------         Securities
                Name and                                                            Underlying            All Other
           Principal Position               Year         Salary($)     Bonus($)     Options (#)       Compensation($)(2)
           ------------------               ----         ---------     --------     -----------       ------------------

Michael J. Barrist Chairman of the Board,   1996          208,653       53,862(3)          --                5,957
President and Chief Executive Officer       1995          200,000      242,641             --                5,993

Charles C. Piola, Jr.                       1996          202,884       33,333(3)          --               16,413
Executive Vice President and Director       1995          200,000      135,714             --               15,835

Bernard R. Miller                           1996          136,730       26,448(3)      50,000                7,926
Senior Vice President, Development          1995          130,000       21,645             --                5,955

Steven L. Winokur, Vice President,          1996          149,422       35,000         31,201                   --
Finance and Chief Financial Officer         1995               --           --         33,257                   --

Joseph C. McGowan                           1996          117,000       18,000         41,600                3,664
Vice President, Operations                  1995          100,000       30,000         44,344                5,088


--------------------

(1) The Company did not grant any restricted stock awards or stock appreciation rights during 1996.

(2) For 1996, consists of premiums for disability policies paid by the Company of $3,582, $14,038, $6,217, $-0-, and $1,989 and the Company matching contribution under the 401(k) Profit Sharing Plan of $2,375, $2,375, $1,709, $-0- and $1,675 for the benefit of Messrs. Barrist, Piola, Miller, Winokur and McGowan, respectively.

(3) These bonus amounts represent the bonuses earned by the respective officers from September 3, 1996, the date of the Company's termination of its status as an S Corporation, until December 31, 1996. The total bonus amounts for 1996 for Mr. Barrist, Mr. Piola and Mr. Miller would have been $161,587, $100,000 and $79,343, respectively.

Option Grants in 1996

         The following table sets forth certain information concerning stock options granted during 1996 to each of the executive officers of the Company named in the Summary Compensation Table.


                                                                                                 Potential Realizable
                                                                                                   Value at Assumed
                                                                                                Annual Rates of Stock
                                                                                                Price Appreciation for
                                                 Individual Grants                                 Option Term (1)
                              ------------------------------------------------------       -----------------------------
                                              Percent of
                              Number of         Total
                              Securities       Options
                              Underlying      Granted to      Exercise
                               Options       Employees in    Price Per     Expiration
           Name                Granted       Fiscal Year       Share          Date            5%            10%
           ----               ---------      ------------     -------        ------        ---------     ----------
Michael J. Barrist                --             --             --          --                   --             --

Charles C. Piola, Jr.             --             --             --          --                   --             --

Bernard R. Miller             50,000(2)          17.1%        $ 17.00       12/18/06       $534,560     $1,354,681

Steven L. Winokur             31,201(3)          10.6%          13.00       10/17/06        255,088        646,443

Joseph C. McGowan             41,600(3)          14.2%          13.00       10/17/06        340,106        861,896



(1) Represents the difference between the market value of the Common Stock for which the option may be exercised, assuming that the market value of the Common Stock on the date of grant appreciates in value to the end of the ten-year option term at annualized rates of 5% and 10%, respectively, and the exercise price of the option. The rates of appreciation used in this table are prescribed by regulation of the SEC and are not intended to forecast future appreciation of the market value of the Common Stock.

(2) These options were granted on 12/18/96 at the fair market value of the Common Stock on the date of grant and become exercisable in three equal annual installments beginning one year after the date of grant.

(3) The options were granted on 10/17/96 at the initial public offering price of the Common Stock and become exercisable in three equal annual installments beginning one year after the date of grant.

Aggregated Option Exercises in 1996 and 1996 Year-End Option Values

         No stock options were exercised in 1996. The following table sets forth certain information concerning the number of unexercised options and the value of unexercised options at December 31, 1996 held by each of the executive officers of the Company named in the Summary Compensation Table.




                                                             Number of Securities Underlying     Value of Unexercised
                                                                  Unexercised Options at        In-the-Money Options at
                          Shares Acquired        Value              December 31, 1996            December 31, 1996(1)
         Name               on Exercise        Realized         Exercisable/Unexercisable      Exercisable/Unexercisable
         ----               -----------        --------         -------------------------      -------------------------
Michael J. Barrist               --                 --                       --/--                            --/--

Charles C. Piola, Jr.            --                 --                       --/--                            --/--

Bernard R. Miller                --                 --                     --/50,000                        --/$0

Steven L. Winokur                --                 --                  11,086/53,373                $156,811/$434,513

Joseph C. McGowan                --                 --                  14,781/71,163                $209,077/$579,369

-------------------

(1) Represents the difference between the last sale price of the Common Stock on December 31, 1996 ($16.875 per share), as reported on the Nasdaq National Market, and the exercise price of in-the-money options, multiplied by the number of exercisable or unexercisable options held, as the case may be.

Employment Agreements

         In September 1996, the Company entered into five-year employment agreements with Messrs. Barrist, Piola, Miller, Winokur and McGowan pursuant to which they are entitled to receive annual base salaries of $275,000, $225,000, $150,000, $150,000, and $125,000, respectively, adjusted each year in accordance with the Consumer Price Index. Mr. Barrist is entitled to receive an annual bonus of $50,000 if the Company reaches performance goals determined by the Board of Directors. He is also entitled to a bonus of $100,000 if the Company's net income increases by 20% over the prior year and a bonus equal to 5% of any increase in net income in excess of 20%, in each case adjusted for dilution. Mr. Piola is eligible for an annual bonus of $50,000, $75,000, or $100,000 if the Company's annual increase in net income (adjusted for dilution) over the prior year exceeds 20%, 30%, or 40%, respectively. Mr. Miller is entitled to a bonus equal to .00375 of the annualized revenue resulting from companies acquired during the preceding year, subject to a maximum bonus of $100,000. Messrs. Winokur and McGowan receive such annual bonuses as are determined by the Board of Directors.

         Each of the employment agreements provides that, in the event of the death of the employee or the termination of employment by the Company other than "for cause" (as defined in the agreements), the Company shall continue to pay the employee's full compensation, including bonuses, for the balance of the employment term. In addition to a non-disclosure covenant, each employee agreement also contains a covenant-not-to compete with the Company for a period of two years following the date that the Company ceases to pay the employee any compensation pursuant to the terms of the agreement.

Director Compensation

         Each director of the Company who is not also an employee receives an annual fee of $5,000 and a fee of $500 for each meeting of the Board or any committee of the Board attended, plus reimbursement of expenses incurred in attending meetings.

         Pursuant to the Company's 1996 Non-Employee Director Stock Option Plan which was approved by the shareholders in September of 1996 (the "Director Plan"), each person who is not an employee of the Company is automatically granted an option to purchase 1,000 shares of Common Stock upon their initial election or appointment to the Board at the fair market value of the Common Stock on the date of the grant. Immediately after the 1997 Annual Meeting of Shareholders and at each annual meeting of shareholders thereafter, each individual who is re-elected or continues as a non-employee director automatically is granted an option to purchase 1,000 shares of Common Stock at the fair market value of the Common Stock on the date of the grant. The Director Plan authorizes the issuance of options to purchase an aggregate of 24,258 shares of Common Stock. The Director Plan was amended in April 1996, subject to shareholder approval, to increase the initial option grant to 10,000 shares of Common Stock and the annual option grant to 2,000 shares of Common Stock and to increase the number of shares authorized to be issued under the Director Plan to 100,000 shares. All options are exercisable immediately and, unless terminated earlier by the terms of the Director Plan, expire ten years after the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of the April 30, 1997, certain information regarding the beneficial ownership of the Common Stock by: (i) each person known by the Company to own beneficially more than five percent of the outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the executive officers of the Company named in the Summary Compensation Table; and (iv) the Company's directors and executive officers as a group. Except as otherwise indicated, to the knowledge of the Company, the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares.



                                               Shares Beneficially Owned(1)
                                             ----------------------------------
Name of Beneficial Owner                          Number             Percent
                                             --------------       -------------
Michael J. Barrist (2)(3)                     2,302,650                32.6%
CRW Financial, Inc. (4)                         595,178                 8.1
Joseph C. McGowan(5)                             29,563                 *
Bernard R. Miller                               191,934                 2.7
Charles C. Piola, Jr.(2)(6)                   1,062,827                15.1
Eric S. Siegel                                    2,000                 *
Steven L. Winokur (7)                           162,689                 2.3
Allen F. Wise                                        --                 *
All directors and executive officers
       as a group (8 persons)(8)              3,751,663               52.8
--------------------
*Less than one percent.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, include securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days after the Record Date. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

(2) The address of such person is c/o NCO Group, Inc., 1740 Walton Road, Blue Bell, Pennsylvania 19422-0987.

(3) Includes: (i) 231,501 shares of Common Stock owned by Mrs. Annette Barrist which Mr. Barrist has the sole right to vote pursuant to an irrevocable proxy and (ii) 60,192 shares held in trust for the benefit of members of Mrs. Annette Barrist's family for which Mr. Barrist is a co-trustee. Excludes 140,518 shares held in trust for the benefit of Mr. Barrist's child, as to which Mr. Barrist disclaims beneficial ownership. Mrs. Annette Barrist is the mother of Michael J. Barrist.

(4) Based upon a Schedule 13D, dated February 12, 1997, provided to the Company by CRW Financial, Inc. Includes 250,000 shares issuable upon exercise of a warrant. The address of CRW Financial, Inc. is 443 South Gulph Road, King of Prussia, PA 19406.

(5) Represents shares issuable upon the exercise of options which are exercisable within 60 days of April 30, 1997.

(6) Excludes 140,518 shares held in trust for the benefit of Mr. Piola's children, as to which Mr. Piola disclaims beneficial ownership.

(7) Includes: (i) 140,518 shares held in trust for the benefit of Mr. Barrist's child for which Mr. Winokur is a co-trustee; and (ii) 22,171 shares issuable upon the exercise of options which are exercisable within 60 days of the Record Date.

(8) Includes: (i) 231,501 shares of Common Stock owned by Mrs. Barrist which Mr. Barrist has the sole right to vote pursuant to an irrevocable proxy,
     (ii) 60,192 shares held in trust for the benefit of members of Mrs. Barrist's family for which Mr. Barrist is a co-trustee, (iii) 140,518 shares held in trust for the benefit of Mr. Barrist's child for which Mr. Winokur is a co-trustee and (iv) an aggregate of 51,734 shares issuable upon exercise of options which are exercisable within 60 days of April 30, 1996. Excludes 140,518 shares held in trust for the benefit of Mr. Piola's children.


Item 13. Certain Relationships and Related Transactions.

Real Estate Matters

         The Company currently leases four facilities in Blue Bell, Pennsylvania. These facilities are leased from limited partnerships, in each case the general partner of which is a corporation with Mr. Barrist as the sole shareholder and the limited partners of which are the current shareholders of the Company except that, in certain partnerships, an unaffiliated person is also a limited partner. The leases for the four facilities provide for terms expiring between 1998 and 2005. Under the facilities leases, the Company paid the limited partnerships controlled by the Company's current shareholders approximately $489,926 for the year ended December 31, 1996. At one of the facilities, the Company has sublet the space to an affiliate of the limited partnership owning the facility for a monthly rent of $1,454, which is equal to the monthly rent paid by the Company. While the Company believes that the terms of the leases are no less favorable to the Company than would have been obtained by unaffiliated parties, there can be no assurance that conflicts of interest will not arise in the future with respect to these leases. Any material transactions that may arise in the future with respect to these leases or any other future material transactions between the Company and its directors, executive officers or principal shareholders will be subject to approval by the Company's independent directors and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

         The Company made interest-free advances to the limited partnerships for the purpose of making improvements to these facilities. The largest aggregate amount of indebtedness outstanding during 1996 was $249,820 which was repaid in June 1996.

S Corporation Distributions

         On September 3, 1996 (the "Termination Date"), the Company terminated its status as an S Corporation. In connection therewith, the Company declared a distribution to the then existing shareholders in an amount equal to the Company's undistributed S Corporation earnings as of such date, and paid such distributions with a portion of the proceeds of its initial public offering, including distributions of $1,815,042, $1,015,193 and $170,508 to Messrs. Barrist, Piola and Miller, respectively.

Distribution and Tax Indemnification Agreement

         In 1996, the Company entered into a distribution and tax indemnification agreement with its shareholders as of the Termination Date which provided for: (i) the payment of the estimated S Corporation distribution described above, (ii) the adjustment of the S Corporation distributions based on the final determination of the Company's actual undistributed S Corporation earnings through the Termination Date, (iii) an indemnification by the Company of the current shareholders for any losses or liabilities with respect to any additional taxes (including interest, penalties, legal and accounting fees and any additional taxes resulting from any indemnification) resulting from the Company's operations during the period in which it was an S Corporation (the "S Corporation Period") and (iv) an indemnification by the shareholders as of the Termination Date of the Company for the amount of any tax refund received by such shareholders due to a reduction in their share of the Company's S Corporation taxable income for the S Corporation Period less any taxes, interest or penalties imposed by any tax authority on any distributions to such shareholders with respect to the S Corporation Period in excess of such shareholder's share of taxable income of the Company for the S Corporation Period.

Loan to Bernard R. Miller

         In 1995, the Company loaned $135,888 to Bernard R. Miller at an interest rate of 7.0% per year to enable him to exercise an option to purchase 86,881 shares of Common Stock, which option was issued to him in connection with the acquisition of BRM, a company which has principally owned by Mr. Miller. This loan was repaid in May 1996.

Professional Services

         The Company paid consulting fees of $40,000 to Siegel Management Company for 1996. The Company also paid a fee to Siegel Management Company of $240,000 after the consummation of its initial public offering in November, 1996 for various consulting and advisory services rendered to the Company in connection with such public offering. Eric S. Siegel is a director of the Company and is the President and owner of Siegel Management Company. In 1996, Mr. Siegel received options to purchase 11,086 shares of Common Stock under the Company's 1995 Stock Option Plan at an exercise price of $13.00 per share.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NCO GROUP, INC.


Date: April 30, 1997           By: /s/ Michael J. Barrist
                                   ------------------------------------------
                                    Michael J. Barrist, Chairman of the Board,
                                    President and Chief Executive Officer