Form 10-Q
period 1997-03-31
NCO GROUP INC
filed 1997-05-15
CIK 1022608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from      to


--------------------------------------------------------------------------------
                         COMMISSION FILE NUMBER 0-21639
--------------------------------------------------------------------------------
                                 NCO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                  PENNSYLVANIA
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                    1740 Walton Road, Blue Bell, Pennsylvania
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                   23-2858652
--------------------------------------------------------------------------------
                      (IRS Employer Identification Number)

                                      19422
--------------------------------------------------------------------------------
                                   (Zip Code)

                                  610-832-1440
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [ ]


         The number of shares outstanding of each of the issuer's classes of common stock was 7,058,625 shares of common stock, no par value, outstanding as of May 12, 1997

                                 NCO GROUP, INC.
                                      INDEX

                                                                                        PAGE

Part I                                  FINANCIAL INFORMATION

     Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
                  March 31, 1997 and December 31, 1996                                   3

              Consolidated Statements of Income -
                  Three months ended March 31, 1997 and 1996                             4

              Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1997 and 1996                             5

              Pro Forma Consolidated Statement of Income -
                  Three months ended March 31, 1997                                      6

              Notes to Consolidated Financial Statements                                 7

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           11

PART II                                                                                 14

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Shareholders
     Item 5.  Other information
     Item 6.  Exhibits and Reports on 8-K

Part 1 - Financial Information
Item 1 - Financial Statements


                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                            March 31,          December 31,
                                           ASSETS                                            1997                   1996
                                                                                         -------------         ------------
Current assets:
    Cash and cash equivalents                                                             $  5,793,016      $    12,058,798
    Accounts receivable, trade, net of
         allowance for doubtful accounts of $279,300 and $79,000, respectively              11,122,643            4,701,364
    Other current assets                                                                       631,284              499,815
                                                                                         -------------         ------------
         Total current assets                                                               17,546,943           17,259,977

Funds held in trust for clients

Property and equipment, net                                                                  5,365,069            2,830,062

Other assets:
    Intangibles,  net of accumulated amortization                                           37,089,886           14,673,155
    Deferred taxes                                                                               8,666               70,760
    Deferred financing costs                                                                   653,213              684,390
    Other assets                                                                               771,766              308,011
                                                                                         -------------         ------------
          Total other assets                                                                38,523,531           15,736,316
                                                                                         -------------         ------------
Total assets                                                                              $ 61,435,543      $    35,826,355
                                                                                         =============         ============


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Long-term debt, current portion                                                       $     52,727      $        46,946
    Capitalized lease obligations, current portion                                             129,048               62,131
    Corporate taxes payable                                                                  1,081,382              216,709
    Accounts payable                                                                         2,011,363              657,647
    Accrued expenses                                                                         4,104,255            1,044,536
    Accrued compensation and related expenses                                                2,018,959            1,376,982
    Unearned revenue, net of related costs                                                     153,450              225,817
                                                                                         -------------         ------------
         Total current liabilities                                                           9,551,184            3,630,768

Funds held in trust for clients

Long-term liabilities:
    Long term debt, net of current portion                                                  10,328,989            1,091,901
    Capitalized lease obligations, net of current portion                                      403,691              385,683
    Unearned revenue, net of related costs                                                     107,388               70,385

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding
    Common stock,  no par value, 25,000,000 shares authorized,
        7,058,625 and 6,713,447 shares issued and outstanding
        at March  31, 1997 and December 31, 1996 respectively.                              37,577,206           29,362,326
    Unexercised warrants                                                                     1,271,054              396,054
    Retained earnings                                                                        2,196,031              889,238
                                                                                         -------------         ------------
          Total shareholders' equity                                                        41,044,291           30,647,618
                                                                                         -------------         ------------
Total liabilities and shareholders' equity                                                $ 61,435,543      $    35,826,355
                                                                                         =============         ============

   The accompanying notes are an integral part of this consolidated statement.

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                             For the Three Months Ended
                                                                                                     March 31,
                                                                                         ----------------------------------
                                                                                                1997             1996
                                                                                         ----------------------------------

Revenue                                                                                  $   18,076,757   $    6,043,960

Operating costs and expenses:
    Payroll and related expenses                                                              9,046,110        2,997,478
    Selling, general and administrative
      expenses                                                                                5,931,574        1,931,278
    Depreciation and amortization expense                                                       716,467          200,275
                                                                                         --------------   --------------
         Total operating costs and expenses                                                  15,694,151        5,129,031
                                                                                         --------------   --------------
Income from operations                                                                        2,382,606          914,929

Other income (expense):
    Interest and investment income                                                               93,308           17,024
    Interest expense                                                                           (175,150)        (172,123)
                                                                                         --------------   --------------
                                                                                                (81,842)        (155,099)
                                                                                         --------------   --------------
Income before provision for income taxes                                                      2,300,764          759,830

Income tax expense                                                                              993,974                -
                                                                                         --------------   --------------

Net  income                                                                               $   1,306,790   $      759,830
                                                                                         ==============   ==============


                                                                                                            Pro Forma
                                                                                                          --------------
Historical income before income taxes                                                                     $      759,830
Pro forma provision for income taxes                                                                             303,932
                                                                                                          ==============
Pro forma net income                                                                                      $      455,898
                                                                                                          ==============

Net income per share                                                                      $        0.18   $         0.10
                                                                                         ==============   ==============

Weighted average shares outstanding                                                           7,371,157        4,733,549
                                                                                         ==============   ==============


   The accompanying notes are an integral part of this consolidated statement.

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             For the Three Months Ended
                                                                                                     March 31,
                                                                                         ----------------------------------
                                                                                              1997               1996
                                                                                         --------------    ----------------
    Cash flows from operating activities:
      Net income                                                                          $  1,306,793       $     759,830
      Adjustments to reconcile net income
        to net cash provided by operating activities:
          Depreciation                                                                         269,158              65,582
          Amortization of intangibles                                                          403,975             106,898
          Amortization of deferred financing costs                                              43,334              27,795
          Provision for doubtful accounts                                                       91,828               9,982
          Changes in assets and liabilities, net of acquisitions:
            Accounts receivable, trade                                                      (1,978,519)           (810,920)
            Notes receivable                                                                                       100,000
            Other current assets                                                               126,694             (33,887)
            Deferred taxes                                                                      39,644
            Other assets                                                                        50,568               4,563
            Accounts payable                                                                (1,073,492)            307,539
            Corporate taxes payable                                                            822,617              41,309
            Accrued expenses                                                                 1,310,644             626,278
            Accrued compensation and related costs                                              17,017            (387,202)
            Unearned revenue                                                                   (35,364)            (29,005)
                                                                                         -------------        ------------
                 Net cash provided by operating activities                                   1,394,897             788,762

    Cash flows from investing activities:
      Purchase of property and equipment                                                      (311,503)           (280,391)
      Purchase of securities                                                                                       (16,063)
      Proceeds from sale of securities                                                                              24,636
      Net cash paid for acquisitions                                                       (15,556,862)         (4,515,534)
                                                                                         -------------        ------------
                 Net cash used in investing activities                                     (15,868,365)         (4,787,352)

    Cash flows from financing activities:
      Repayment of notes payable                                                              (130,157)            (17,067)
      Borrowings under credit agreement                                                      8,350,000           4,550,000
      Payment of fees to acquire new debt                                                      (12,157)            (10,916)
      Decrease in notes receivable, shareholders                                                                    82,873
                                                                                         -------------        ------------
                 Net cash provided by financing activities                                   8,207,686           4,604,890
                                                                                         -------------        ------------
    Net increase (decrease) in cash and cash equivalents                                    (6,265,782)            606,300
    Cash and cash equivalents at beginning of period                                        12,058,798             804,550
                                                                                         -------------        ------------
    Cash and cash equivalents at end of period                                            $  5,793,016       $   1,410,850
                                                                                         =============        ============

    Supplemental disclosures of cash flow information:
      Cash paid for interest                                                              $   141,600        $     137,727
      Cash paid for income taxes                                                              181,206
      Noncash investing and financing activities:
          Fair value of assets acquired                                                     7,986,816              680,983
          Liabilities assumed from acquisitions                                             3,400,271
          Warrants issued for acquisitions                                                    875,000
          Common stock issued for acquisitions                                              8,214,880
          Convertible note payable, issued for acquisition                                    900,000


   The accompanying notes are an integral part of this consolidated statement.

                                 NCO Group, Inc.
                   Pro Forma Consolidated Statements of Income
                    For the Three Months Ended March 31, 1997
                                   (Unaudited)

                                                                Historical
                                                     ----------------------------------
                                                       NCO Group,         Acquired          Acquisition         Pro Forma
                                                          Inc.          Companies (1)     Adjustments (1)       Combined
                                                     ----------------  ----------------  ------------------  ----------------

Revenue                                               $   18,076,757    $      2,841,578  $             -       $  20,918,335

Operating costs and expenses:
      Payroll and related expenses                         9,046,110           1,381,883         (103,258)         10,324,735
      Selling, general and administrative expenses         5,931,574           1,159,470          (54,093)          7,036,951
      Depreciation and amortization expense                  716,467             156,915          (27,378)            846,004
                                                      --------------      --------------   --------------       -------------
           Total operating costs and expenses             15,694,151           2,698,268         (184,729)         18,207,690
                                                      --------------      --------------   --------------       -------------
Income from operations                                     2,382,606             143,310          184,729           2,710,645

Other income (expense):
      Interest and investment income                          93,308                                                   93,308
      Interest expense                                      (175,150)               (273)         (49,000)           (224,423)
                                                      --------------      --------------   --------------       -------------
                                                             (81,842)               (273)         (49,000)           (131,115)
                                                      --------------      --------------   --------------       -------------
Income before provision for income taxes                   2,300,764             143,037          135,729           2,579,530

Income tax expense                                           993,974                              120,431           1,114,405
                                                      --------------      --------------   --------------       -------------

Net  income                                           $    1,306,790    $       143,037   $        15,298       $   1,465,125
                                                      ==============      ==============   ==============       =============


Net income per share                                  $         0.18                                            $        0.20
                                                      ==============                                            =============

Weighted average shares outstanding                        7,371,157                                                7,432,522
                                                      ==============                                            =============


(1) Gives effect to: (i) the acquisitions of Goodyear & Associates, CMS A/R Services, Tele-Research Center and CRW Financial, Inc., Collections Division as if they had occurred on January 1, 1997; (ii) the reduction of certain redundant operating costs and expenses that were immediately identifiable at the time of the acquisitions; (iii) the increase in amortization expense as if the acquisitions had occurred on January 1, 1997 ; (iv) the elimination of depreciation and amortization expense related to assets revalued or not acquired by NCO as part of the acquisitions; and (v) the additional interest expense associated with acquisition-related debt .












   The accompanying notes are an integral part of this consolidated statement.

                                 NCO GROUP, INC.
                          Notes to Financial Statements
                                   (Unaudited)

 1.      Nature of Operations:

NCO Group, Inc. (the "Company") is a leading provider of accounts receivable management and related services utilizing an extensive teleservices infrastructure. The Company's client base is comprised of companies in the following industries: financial services, government entities, education, healthcare, telecommunications, utilities, and commercial and retail entities.

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

     Credit Policy:

The Company has two types of arrangements under which it collects its contingency fee revenue. For certain clients, the Company remits funds collected on behalf of the client net of the related contingency fees while, for other clients, the Company remits gross funds collected on behalf of clients and bills the client separately for its contingency fees. Management carefully monitors its client relationships in order to minimize its credit risk and generally does not require collateral. In the event of collection delays from clients, management may at its discretion change from the gross remittance method to the net remittance method.

     Goodwill and Acquisition Costs:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses. Goodwill is amortized on a straight-line basis over 15 to 25 years. The recoverability of goodwill is periodically reviewed by the Company. In making such determination with respect to goodwill, the Company evaluates the operating cash flows of the underlying business which gave rise to such amount.

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

Earnings per share were computed by dividing the pro forma net income for the three months ended March 31, 1997 and 1996 by the pro forma weighted average number of shares outstanding. Pro forma net income amounts are used because the 1996 historical net income does not include the impact of federal and state income taxes as if the Company had been subject to income taxes. Pro forma weighted average shares outstanding are based on the weighted average number of shares outstanding including common equivalent shares. The pro forma weighted average number of shares outstanding have also been adjusted to include the number of shares of common stock (250,000 shares) that the Company would have needed to issue at the initial public offering price of $13.00 per share to finance the distribution of undistributed S Corporation earnings through the date on which the Company terminated its S Corporation status. All outstanding options and warrants have been treated as common equivalent shares in calculating pro forma net income per share, using the treasury stock method and the initial public offering price of $13.00 per share for the three month period ending March 31, 1996, only when their effect would be dilutive. Fully diluted earnings per share are not materially different from primary earnings per share.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.


     Interim Financial Information:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on March 31, 1997.

3.    Acquisitions:

     On January 3, 1996 the Company purchased certain assets of Trans Union Corporation Collections Division ("TCD") for $4,750,000 in cash. TCD provided accounts receivable management services, principally to the telecommunications, utility and healthcare industries from offices in Pennsylvania, Ohio and Kansas. This acquisition resulted in goodwill of $3.7 million.

     On September 5, 1996 the Company purchased the outstanding stock of Management Adjustment Bureau, Inc. ("MAB") for $9,000,000 comprised of $8,000,000 in cash and a $1,000,000 convertible note. The note is convertible into the Company's Common Stock, at any time, at $13.00 per share and bears interest payable monthly at a rate of 8.0% per annum with principal due in September 2001. MAB, based in Buffalo, New York, provided accounts receivable management services, principally to the education, financial services, telecommunications and utility industries. This acquisition resulted in goodwill of $8,511,000.

     On January 22, 1997, NCO purchased all of the outstanding stock of Goodyear & Associates, Inc. ("Goodyear") for $4.5 million in cash and a $900,000 convertible note. The note is convertible into the Company's Common Stock, at any time, at $21.175 per share and bears interest payable monthly at a rate of 8.0% per annum with principal due in January 2002. Goodyear, based in Charlotte, North Carolina, provided accounts receivable management services principally to the telecommunications, education, and utility industries. Goodyear's revenues in 1996 were $5.5 million. This acquisition resulted in goodwill of $5.1 million.

     On January 30, 1997, NCO purchased certain assets of Tele-Research Center, Inc. ("TRC") for $1.6 million in cash. TRC, located in Philadelphia, Pennsylvania, provided market research, data collection, and other teleservices to market research companies as well as end-users. TRC's revenues in 1996 were $1.8 million. This acquisition resulted in goodwill of $1.6 million.

     On January 31, 1997, NCO purchased certain assets of CMS A/R Services ("CMSA/R"), formerly a division of CMS Energy Corporation, owner of Consumers Energy, one of the nation's largest utility companies, for $5.1 million in cash. Specializing in the utility industry, CMSA/R, located in Jackson, Michigan, provided a wide range of accounts receivable management services in addition to traditional recovery of delinquent accounts including project outsourcing, early intervention, and database management services. CMSA/R's revenues in 1996 were $6.8 million. This acquisition resulted in goodwill of $3.3 million.

     On February 2, 1997, NCO purchased certain assets of CRW Financial, Inc. Collections Division ("CRWCD") for $3.75 million in cash, 345,178 shares of its Common Stock and warrants for 250,000 shares of common stock. The purchase price was valued at approximately $12.8 million. CRWCD provided accounts receivable management services principally to the telecommunications, education, financial, government and utility industries from 14 offices located throughout the United States. In addition, CRWCD had a commercial collections division. CRWCD's revenues in 1996 were $25.9 million. Due to the consolidation or closing of certain CRWCD branch offices, and the loss of certain contracts during 1996, revenue for CRWCD for 1997 is anticipated to be 10-15% lower than the revenue shown on the historical financial statements. This acquisition resulted in goodwill of $11.0 million.

4.   Funds Held in Trust for Clients:

     In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held in trust for clients of $5,832,231 and $3,835,409 at March 31, 1997 and December 31, 1996, respectively, have been shown net of their offsetting liability for financial statement presentation purposes.

5.    Long-term debt

     In July 1995, the Company entered into a $7,000,000 revolving credit agreement. In connection with the agreement, the bank received a warrant for 175,531 shares of Common Stock, exercisable at a nominal value. The line of credit is collateralized by substantially all the assets of the Company and contains, among other provisions, requirements for maintaining defined levels of working capital, net worth, capital expenditures, various financial ratios and restrictions of distributions to shareholders. In September 1996, the credit agreement was increased to $15,000,000 to provide financing for the acquisition of MAB and the bank received a warrant for 46,560 shares, exercisable at $13.00 per share. In December 1996, the bank increased the credit agreement to $25,000,000 and received a warrant to purchase an additional 18,500 shares, exercisable at $13.00 per share.

     The Company financed the acquisitions of Goodyear, CMSA/R, TRC and CRWCD, by borrowing $7.35 million on its revolving credit facility and financed the remainder through funds raised in the initial public offering and through its existing working capital. During March 1997, the Company borrowed an additional $1.0 million to fund the reduction of accounts payable assumed as part of the CRWCD acquisition.

6.   Investment Considerations

     In analyzing whether to make, or to continue, an investment in the Company investors should consider, among other factors, certain risk factors and other information contained in the Company's filings with the Securities and Exchange Commission, including, without limitation, the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997, as amended, and the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 11, 1996, as amended.

Item 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     The information contained in this Report on Form 10-Q, other than historical facts, contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) including, without limitation, statements as to the Company's objective to grow through strategic acquisitions, the Company's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Company's future operating performance, the classification of the Company's investment portfolio, and statements as to the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report, certain risks, uncertainties and other factors, including, without limitation the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, filed on March 31, 1997, as amended, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

Pro Forma Compared to Actual Results of Operations

     Pro forma operating data for the quarter ended March 31, 1997 assume that the Goodyear & Associates, Inc. ("Goodyear"), CMS A/R Services, Inc. ("CMSA/R"), Tele-Research Center, Inc. ("TRC") and CRW Financial, Inc. Collections Division ("CRWCD") acquisitions were consummated on January 1, 1997. Pro forma adjustments have been made to reflect the elimination of certain expenses that were immediately identifiable at the time of the acquisitions, including the immediate elimination of certain redundant collection and administrative personnel. At the time of the acquisitions, the acquired companies had a higher cost structure than that of the NCO core business. The Company intends to leverage its infrastructure to realize additional operating efficiencies in order to bring the cost structure of the acquired companies in line with NCO's current operating results. These other costs savings include (i) further reduction in payroll and related expenses relating primarily to redundant collections and administrative personnel, (ii) further reductions in facilities costs, and (iii) reduction of certain expenses such as telephone, mailing and data processing. Management believes it will realize these cost savings, although no assurances can be given that such cost savings will be realized. Due to the higher cost structures of the acquired businesses and the fact that all expected expense savings are not reflected in pro forma adjustments, certain pro forma operating percentages compare unfavorably to actual operating percentages for the periods under consideration.

Quarter ended March 31, 1997 Compared to Quarter ended March 31, 1996

     Revenue. Revenue increased $12.0 million or 199.1% to $18.1 million for the three-month period ended March 31, 1997 from $6.1 million for the comparable period in 1996. The addition of new clients and growth in business from existing clients represented $1.3 million of the additional revenue. In addition, $3.4 million of revenue was attributable to the MAB acquisition completed in September 1996, $4.1 million of was attributable to the CRWCD acquisition completed in February 1997, and $3.2 million was attributable to the Goodyear, CMSA/R, and TRC acquisitions completed in January 1997. Due to the consolidation or closing of certain CRWCD branch offices, and the loss of certain contracts during 1996, revenue for CRWCD for 1997 is anticipated to be 10-15% lower than the revenue shown on the historical financial statements.

     Payroll and related expenses. Payroll and related expenses increased $6.0 million to $9.0 million for the quarter ended March 31, 1997 from $3.0 million for the comparable period in 1996, and increased as a percentage of revenue to 50.0% from 49.6%. Payroll and related expenses increased as a percentage of revenue primarily as a result of the recent acquisitions having a higher cost structure than that of the Company. This increase was partially offset by spreading the cost of management and administrative personnel over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.0 million to $5.9 million for the quarter ended March 31, 1997 from $1.9 million for the comparable period in 1996, and increased as a percentage of revenue to 32.8% from 32.0%. Selling, general and administrative expenses increased as a percentage of revenue primarily as a result of the recent acquisitions having a higher cost structure than that of the Company. The Company also experienced increased costs as a result of the increased use of national data bases and credit reporting services associated with an increase in contingency based revenues.

     Depreciation and amortization. Depreciation and amortization increased to $716,000 for the quarter ended March 31, 1997 from $200,000 for the comparable period in 1996. Of this increase, $394,000 was a result of the MAB, Goodyear, CMSA/R, TRC, and CRWCD acquisitions. The remaining $122,000 consisted of amortization of deferred financing charges and depreciation resulting from normal capital expenditures.

     Other income (expense). Interest expense increased $3,000 to $175,000 for the quarter ended March 31, 1997 from the comparable period in 1996. Although all debt had been repaid after the Company's initial public offering in November 1996, there were borrowings of $8.35 million attributable to the acquisitions of CMSA/R, TRC and CRWCD during the quarter ended March 31, 1997. Investment income increased $76,000 to $93,000 for the quarter ended March 31, 1997 from the comparable period in 1996. This increase was primarily attributable to the investment of funds remaining from the initial public offering as well as an increase in funds held in trust for clients.

     Income tax expense. Income tax expense for the quarter ended March 31, 1997 was $994,000. The Company was an S Corporation as of March 31, 1996 and, accordingly, there was no provision for income taxes. The pro forma provision for income taxes has been computed utilizing an assumed rate of 40% for the quarter ended March 31, 1996. Income tax expense for the quarter ended March 31, 1997 was higher than the assumed rate of 40% due to the non-deductible goodwill associated with certain of the acquisitions.

     Net income. Pro forma net income increased to $1.3 million for the quarter ended March 31, 1997 from $456,000 for the comparable period in 1996, a 186.6% increase.

Liquidity and Capital Resources

     The Company's primary sources of cash have historically been cash flow from operations and bank borrowings. Cash has been used for acquisitions of accounts receivable management companies and S Corporation distributions to shareholders, and for purchases of equipment and working capital to support the Company's growth.

     Cash provided by operating activities was $1.4 million during the first quarter of 1997, and $800,000 million for the comparable period in 1996. The increase in cash provided by operations was primarily due to the increase in net income to $1.3 million in 1996 compared to $760,000 in 1996, and the increase in non-cash charges, primarily depreciation and amortization, to $808,000 during the first quarter of 1997 compared to $210,000 for the comparable quarter in 1996. These increases were offset by a $2.0 million increase in accounts receivable in 1997 compared to a $811,000 increase in 1996 and a $254,000 decrease in accounts payable and accrued expenses in 1997 compared to a $547,000 increase in 1996. Approximately $1.0 million of accounts payable and accrued expenses in acquired companies were reduced in order to bring the balances in line with NCO's payment policies.

     Cash used in investing activities was $15.9 million during the first quarter of 1997 compared to $4.8 million for the comparable period in 1996. The increase was primarily due to the acquisitions of Goodyear, CMSA/R, TRC and CRWCD during the first quarter of 1997 versus the acquisition of TCD during the first quarter of 1996.

     On January 3, 1996 the Company purchased certain assets of Trans Union Corporation Collections Division ("TCD") for $4,750,000 in cash. TCD provided accounts receivable management services, principally to the telecommunications, utility and healthcare industries from offices in Pennsylvania, Ohio and Kansas. This acquisition resulted in goodwill of $3.7 million.

     On January 22, 1997, NCO purchased all of the outstanding stock of Goodyear for $4.5 million in cash and a $900,000 convertible note. The note is convertible into the Company's Common Stock, at any time, at $21.175 per share and bears interest payable monthly at a rate of 8.0% per annum with principal due in January 2002. Goodyear, based in Charlotte, North Carolina provides accounts receivable management services principally to the telecommunications, education, and utility industries. Goodyear's revenues in 1996 were $5.5 million. This acquisition resulted in goodwill of $5.1 million.

     On January 30, 1997, NCO purchased certain assets of TRC, for $1.6 million in cash. TRC, located in Philadelphia, Pennsylvania, provides market research, data collection, and other teleservices to market research companies as well as end-users. TRC's revenues in 1996 were $1.8 million. This acquisition resulted in goodwill of $1.6 million.

     On January 31, 1997, NCO purchased certain assets of CMSA/R, formerly a division of CMS Energy Corporation, owner of Consumers Energy, one of the nation's largest utility companies, for $5.1 million in cash. Specializing in the utility industry, CMSA/R, located in Jackson, Michigan, provided a wide range of accounts receivable management services in addition to traditional recovery of delinquent accounts including project outsourcing, early intervention, and database management services. CMSA/R's revenues in 1996 were $6.8 million. This acquisition resulted in goodwill of $3.3 million.

     On February 2, 1997, NCO purchased certain assets of CRWCD for $3.75 million in cash, 345,178 shares of its Common Stock and warrants for 250,000 shares of common stock. The acquisition was valued at approximately $12.8 million. CRWCD provided accounts receivable management services principally to the telecommunications, education, financial, government and utility industries from 14 offices located throughout the United States. In addition, CRWCD had a commercial collections division. CRWCD's revenues in 1996 were $25.9 million. This acquisition resulted in goodwill of $11.0 million.

     The Company has begun to realize operating efficiencies from the Goodyear, CMSA/R, TRC and CRWCD acquisitions and has begun to eliminate redundant collection and administrative personnel, consolidate office locations, and reduce selling, general and administrative expenses to levels more consistent with NCO's current operating results. In addition, the Company has reduced the payroll and related expenses associated with the former principal shareholder of Goodyear.

     Cash provided by financing activities was $8.2 million during the first quarter of 1997 compared with $4.6 for the comparable period in 1996. During the first quarter of 1996, bank borrowings were the Company's primary source of cash from financing activities and were used for the acquisition of TCD and, along with cash provided by operations, for S Corporation distributions to shareholders. Following the completion of the Company's initial public offering in November 1996, the Company used a portion of the proceeds to repay the outstanding bank debt.

     The Company financed the acquisitions of Goodyear, CMS A/R Services, TRC and CRWCD, by borrowing $7.35 million on its revolving credit facility and financed the remainder through funds raised in the initial public offering and through its existing working capital. During March 1997, the Company borrowed an additional $1.0 million to fund the reduction of accounts payable assumed as part of the CRWCD acquisition.

     The Company believes that funds generated from operations, together with existing cash, the remaining net proceeds from the Offering and available credit under its revolving credit line will be sufficient to finance its current operations and planned capital expenditure requirements and internal growth at least through 1997. However, the Company may raise additional debt or equity financing to fund any future acquisitions.

                           Part II. Other Information


Item 1.  Legal Proceedings
         -----------------

              The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management believes that none of these legal proceedings will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 2.  Changes in Securities
         ---------------------

              Previously reported in the Company's Annual Report on Form 10-K, filed on March 31, 1997, as amended.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

              None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders
         -----------------------------------------------

              None - not applicable

Item 5.  Other Information
         -----------------

              None - not applicable

Item 6.  Exhibits and Reports on 8-K
         ---------------------------

     (a)  Exhibits
          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

             Date of Report            Item Reported
             --------------            -------------
             2/06/97                   Item 2 - Goodyear Acquisition
             2/14/97                   Item 2 - TRC Acquisition
             2/18/97                   Item 2 - CMSA/R and CRWCD Acquisitions
             2/18/97                   Item 2 - TRC Acquisition (Amendment)

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 12, 1997                    By:  /s/ Michael J. Barrist
                                              ----------------------
                                                  Michael J. Barrist
                                                  Chairman and Chief
                                                  Executive Officer



Date:    May 12, 1997                    By:  /s/ Steven L. Winokur
                                              ---------------------
                                                  Steven L. Winokur
                                                  Vice President, Finance and
                                                  Chief Financial Officer