Form 10-Q
period 1997-06-30
NCO GROUP INC
filed 1997-08-14
CIK 1022608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997, or

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

             515 Pennsylvania Avenue, Fort Washington, Pennsylvania
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                   23-2858652
--------------------------------------------------------------------------------
                      (IRS Employer Identification Number)

                                      19034
--------------------------------------------------------------------------------
                                   (Zip Code)

                                  215-793-9300
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

                 1740 Walton Road, Blue Bell, Pennsylvania 19422
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes  X   No
                                                      ---  -------

         The number of shares outstanding of each of the issuer's classes of common stock was 8,779,868 shares common stock, no par value, outstanding as of August 8, 1997

                                 NCO GROUP, INC.
                                      INDEX

                                                                          PAGE

Part I                        FINANCIAL INFORMATION

     Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
                  December 31, 1996 and June 30, 1997                        3

              Consolidated Statements of Income -
                  Three months and six months ended
                  June 30, 1996 and 1997                                     4

              Consolidated Statements of Cash Flows -
                  Six months ended  June 30, 1996 and 1997                   5

              Pro Forma Consolidated Statement of Income -
                  Six months ended June 30, 1997                             6

              Notes to Consolidated Financial Statements                     7

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS               11

PART II                                                                     16

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Shareholders
     Item 5.  Other information
     Item 6.  Exhibits and Reports on 8-K

Part 1 - Financial Information
Item 1 - Financial Statements

                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                         December 31,          June 30,
                                   ASSETS                                    1996                1997
                                                                       ----------------    ----------------
Current assets:
    Cash and cash equivalents                                           $    12,058,798    $      6,972,592
    Accounts receivable, trade, net of
         allowance for doubtful accounts of $79,000
         and $293,697,  respectively                                          4,701,364          10,053,247
    Other current assets                                                        499,815             393,002
                                                                       ----------------    ----------------
         Total current assets                                                17,259,977          17,418,841

Funds held in trust for clients

Property and equipment, net                                                   2,830,062           6,349,025

Other assets:
    Intangibles,  net of accumulated amortization                            14,673,155          37,287,000
    Deferred taxes                                                               70,760              48,369
    Deferred financing costs                                                    684,390             609,372
    Other assets                                                                308,011             737,077
                                                                       ----------------    ----------------
          Total other assets                                                 15,736,316          38,681,818
                                                                       ----------------    ----------------
Total assets                                                            $    35,826,355    $     62,449,684
                                                                       ================    ================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Long-term debt, current portion                                     $        46,946    $         53,609
    Capitalized lease obligations, current portion                               62,131             178,666
    Corporate taxes payable                                                     216,709           1,379,102
    Accounts payable                                                            657,647           2,237,730
    Accrued expenses                                                          1,044,536           2,905,616
    Accrued compensation and related expenses                                 1,376,982           1,965,070
    Unearned revenue, net of related costs                                      225,817             115,367
                                                                       ----------------    ----------------
         Total current liabilities                                            3,630,768           8,835,160

Funds held in trust for clients

Long-term liabilities:
    Long term debt, net of current portion                                    1,091,901          10,451,659
    Capitalized lease obligations, net of current portion                       385,683             294,506
    Unearned revenue, net of related costs                                       70,385             107,388

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding
    Common stock,  no par value, 25,000,000 shares authorized,
        6,713,447 and 7,058,625 shares issued and outstanding
        at December 31, 1996 and June 30, 1997,  respectively.               29,362,326          37,577,206
    Unexercised warrants                                                        396,054           1,271,054
    Retained earnings                                                           889,238           3,912,711
                                                                       ----------------    ----------------
          Total shareholders' equity                                         30,647,618          42,760,971
                                                                       ----------------    ----------------
Total liabilities and shareholders' equity                              $    35,826,355    $     62,449,684
                                                                       ================    ================

   The accompanying notes are an integral part of this consolidated statement.

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                                   (Unaudited)


                                                         For the Three Months Ended                For the Six Months Ended
                                                                  June 30,                                 June 30,
                                                    -------------------------------------    ------------------------------------
                                                          1996                 1997                1996                1997
                                                    -----------------    ----------------    ----------------    ----------------
Revenue                                              $      6,498,704    $     21,162,052     $    12,542,664   $     39,238,809

Operating costs and expenses:
    Payroll and related expenses                            2,956,417          10,536,556           5,953,895         19,582,666
    Selling, general and administrative
      expenses                                              2,163,348           6,759,862           4,094,626         12,691,436
    Depreciation and amortization expense                     222,539             826,654             422,814          1,543,121
                                                    -----------------    ----------------    ----------------   ----------------
         Total operating costs and expenses                 5,342,304          18,123,072          10,471,335         33,817,223
                                                    -----------------    ----------------    ----------------   ----------------
Income from operations                                      1,156,400           3,038,980           2,071,329          5,421,586

Other income (expense):
    Interest and investment income                             30,391              69,013              47,415            162,321
    Interest expense                                         (185,371)           (247,042)           (357,494)          (422,192)
                                                    -----------------    ----------------    ----------------    ----------------
                                                             (154,980)           (178,029)           (310,079)          (259,871)
                                                    -----------------    ----------------    ----------------    ----------------
Income before provision for income taxes                    1,001,420           2,860,951           1,761,250          5,161,715

Income tax expense                                                              1,144,268                   -          2,138,242
                                                    -----------------    ----------------    ----------------    ----------------

Net  income                                          $      1,001,420    $      1,716,683   $       1,761,250   $      3,023,473
                                                    =================     ================    ================    ================


                                                        Pro Forma                                Pro Forma
                                                    -----------------                         ----------------
Historical income before income taxes                $      1,001,420                        $      1,761,250
Pro forma provision for income taxes                          400,068                                 704,000
                                                    -----------------                         ---------------
Pro forma net income                                 $        601,352                        $      1,057,250
                                                    =================                         ================

Net income per share                                 $           0.13    $            0.23   $           0.22   $           0.40
                                                    =================     ================    ================    ================

Weighted average shares outstanding                         4,733,549            7,591,916          4,733,549          7,481,537
                                                    =================     ================    ================    ================










   The accompanying notes are an integral part of this consolidated statement.

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                        ------------------------------------
                                                                              1996                1997
                                                                        ----------------    ----------------
    Cash flows from operating activities:
      Net income                                                         $     1,761,250    $      3,023,473
      Adjustments to reconcile net income
        to net cash provided by operating activities:
          Depreciation                                                           150,008             598,870
          Amortization of intangibles                                            237,670             869,234
          Amortization of deferred financing costs                                35,135              75,017
          Gain on disposal of equipment                                           (9,043)
          Gain on sales of securities                                             (8,925)
          Provision for doubtful accounts                                         33,000              83,025
          Changes in assets and liabilities, net of acquisitions:
            Accounts receivable, trade                                          (646,041)           (892,401)
            Notes receivable                                                     100,000
            Other current assets                                                  70,896             348,430
            Deferred taxes                                                                           106,315
            Other assets                                                         (26,679)             85,257
            Accounts payable                                                     (39,539)           (847,125)
            Corporate taxes payable                                                                1,151,193
            Accrued expenses                                                     302,199           1,158,418
            Accrued compensation and related costs                              (227,562)            (36,872)
            Unearned revenue                                                     (31,982)            (73,447)
                                                                        ----------------    ----------------
                 Net cash provided by operating activities                     1,700,387           5,649,387

    Cash flows from investing activities:
      Purchase of property and equipment                                        (426,069)         (1,625,171)
      Purchase of securities                                                     (53,307)
      Proceeds from sale of securities                                            39,566
      Net cash paid for acquisitions                                          (4,875,839)        (17,257,020)
                                                                        ----------------    ----------------
                 Net cash used in investing activities                        (5,315,649)        (18,882,191)

    Cash flows from financing activities:
      Repayment of notes payable                                                 (80,543)           (203,402)
      Borrowings under credit agreement                                        4,550,000           8,350,000
      Payment of fees to acquire new debt
      Decrease in notes receivable, shareholders                                  82,873
      Distributions to shareholders                                             (751,845)
                                                                        ----------------    ----------------
                 Net cash provided by financing activities                     3,800,485           8,146,598
                                                                        ----------------    ----------------
    Net increase (decrease) in cash and cash equivalents                         185,223          (5,086,206)
    Cash and cash equivalents at beginning of period                             804,550          12,058,798
                                                                        ----------------    ----------------
    Cash and cash equivalents at end of period                           $       989,773    $      6,972,592
                                                                        ================    ================

    Supplemental disclosures of cash flow information:
      Cash paid for interest                                             $       323,097    $        356,266
      Cash paid for income taxes                                                                     965,370
      Noncash investing and financing activities:
          Fair value of assets acquired                                          982,018           7,986,816
          Liabilities assumed from acquisitions                                                    3,400,271
          Convertible note payable, issued for acquisition                                           900,000
          Warrants issued for acquisitions                                                           875,000
          Common stock issued for acquisitions                                                     8,214,880

   The accompanying notes are an integral part of this consolidated statement.

                                 NCO Group, Inc.
                   Pro Forma Consolidated Statements of Income
                     For the Six Months Ended June 30, 1997
                                   (Unaudited)

                                                                 Historical
                                                    ----------------------------------   Offering and
                                                      NCO Group,         Acquired         Acquisition         Pro Forma
                                                         Inc.          Companies (1)    Adjustments (1)       Combined
                                                    ----------------  ----------------  -----------------  ----------------

Revenue                                              $    39,238,809   $     2,841,578   $             -    $    42,080,387

Operating costs and expenses:
      Payroll and related expenses                        19,582,666         1,381,883           (103,258)       20,861,291
      Selling, general and administrative expenses        12,691,436         1,159,470            (54,093)       13,796,813
      Depreciation and amortization expense                1,543,121           156,915            (27,378)        1,672,658
                                                    ----------------  ----------------  -----------------  ----------------
           Total operating costs and expenses             33,817,223         2,698,268           (184,729)       36,330,762
                                                    ----------------  ----------------  -----------------  ----------------
Income from operations                                     5,421,586           143,310            184,729         5,749,625

Other income (expense):
      Interest and investment income                         162,321                                                162,321
      Interest expense                                      (422,192)             (273)           305,066          (117,399)
                                                    ----------------  ----------------  -----------------  ----------------
                                                            (259,871)             (273)           305,066            44,922
                                                    ----------------  ----------------  -----------------  ----------------
Income before provision for income taxes                   5,161,715           143,037            489,795         5,794,547

Income tax expense                                         2,138,242                              262,150         2,400,392
                                                    ----------------  ----------------  -----------------  ----------------

Net  income                                          $     3,023,473  $        143,037   $        227,645   $     3,394,155
                                                    ================  ================  =================  ================


Net income per share                                                                                        $          0.43
                                                                                                           ================

Weighted average shares outstanding                                                                               7,951,604
                                                                                                           ================

(1) Gives effect to: (i) the acquisitions of Goodyear & Associates, CMS A/R Services, Tele-Research Center and CRW Financial, Inc., Collections Division as if they had occurred on January 1, 1997; (ii) the reduction of certain redundant operating costs and expenses that were immediately identifiable at the time of the acquisitions; (iii) the issuance of 76,923 shares of stock in connection with the conversion of a $1.0 million seller-financed note payable. (iv) the issuance of 331,779 shares of common stock at $29.50 per share (the price to the public in the Company's public offering completed in July 1997), net of commissions and offering expenses, which would be sufficient to repay acquisition-related debt of $8.35 million; (v) the elimination of additional interest expense associated with acquisition-related debt assumed to be repaid on January 1, 1997 with the proceeds of the Company's July 1997 public offering






   The accompanying notes are an integral part of this consolidated statement.

                                 NCO GROUP, INC.
                          Notes to Financial Statements
                                   (Unaudited)

1. Nature of Operations:

NCO Group, Inc. (the "Company") is a leading provider of accounts receivable management and related services utilizing an extensive teleservices infrastructure. The Company's client base is comprised of companies located throughout the United States in the following sectors: financial services, government, education, healthcare, commercial and retail, telecommunications, and utilities.

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

   Earnings Per Share:

Earnings per share were computed by dividing the pro forma net income for the three and six month periods ended June 30, 1997 and 1996 by the pro forma weighted average number of shares outstanding. Pro forma net income amounts are used because the 1996 historical net income does not include the impact of federal and state income taxes as if the Company had been subject to income taxes. Pro forma weighted average shares outstanding are based on the weighted average number of shares outstanding including common equivalent shares. All outstanding options and warrants have been treated as common equivalent shares in calculating pro forma net income per share, using the treasury stock method and the initial public offering price of $13.00 per share for periods before the initial public offering, only when their effect would be dilutive. For June 30, 1996, the pro forma weighted average number of shares outstanding have also been adjusted to include the number of shares of common stock (250,000 shares) that the Company would have needed to issue at the initial public offering price of $13.00 per share to finance the distribution of undistributed S Corporation earnings through the date on which the Company terminated its S Corporation status. Fully diluted earnings per share are not materially different from primary earnings per share.

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

   Interim Financial Information:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on March 31, 1997.

3. Acquisitions:

On January 3, 1996 the Company purchased certain assets of Trans Union Corporation Collections Division ("TCD") for $4,750,000 in cash. TCD provided accounts receivable management services, principally to the telecommunications, utility and healthcare sectors from offices in Pennsylvania, Ohio and Kansas. This acquisition resulted in goodwill of $3.7 million.

On September 5, 1996 the Company purchased the outstanding stock of Management Adjustment Bureau, Inc. ("MAB") for $9,000,000 comprised of $8,000,000 in cash and a $1,000,000 convertible note. The note is convertible into 76,923 shares of the Company's Common Stock, at any time, and bears interest payable monthly at a rate of 8.0% per annum with principal due in September 2001. This note was converted to Common Stock in July 1997. MAB, based in Buffalo, New York, provided accounts receivable management services, principally to the education, financial services, telecommunications and utility sectors. This acquisition resulted in goodwill of $8.7 million.

On January 22, 1997, NCO purchased all of the outstanding stock of Goodyear & Associates, Inc. ("Goodyear") for $4.5 million in cash and a $900,000 convertible note. The note is convertible into 42,503 shares of the Company's Common Stock, at any time, and bears interest payable monthly at a rate of 8.0% per annum with principal due in January 2002. Goodyear, based in Charlotte, North Carolina, provided accounts receivable management services principally to the telecommunications, education, and utility sectors. Goodyear's revenues in 1996 were $5.5 million. This acquisition resulted in goodwill of $5.3 million.

On January 30, 1997, NCO purchased certain assets of Tele-Research Center, Inc. ("TRC") for $1.6 million in cash. TRC, located in Philadelphia, Pennsylvania, provided market research, data collection, and other teleservices to market research companies as well as end-users. TRC's revenues in 1996 were $1.8 million. This acquisition resulted in goodwill of $1.6 million.

On January 31, 1997, NCO purchased substantially all the assets of CMS A/R Services ("CMSA/R"), formerly a division of CMS Energy Corporation, owner of Consumers Energy, one of the nation's largest utility companies, for $5.1 million in cash. Specializing in the utility industry, CMSA/R, located in Jackson, Michigan, provided a wide range of accounts receivable management services in addition to traditional recovery of delinquent accounts including project outsourcing, early intervention, and database management services. CMSA/R's revenues in 1996 were $6.8 million. This acquisition resulted in goodwill of $3.3 million.

On February 2, 1997, NCO purchased substantially all the assets of CRW Financial, Inc. Collections Division ("CRWCD") for $3.75 million in cash, 345,178 shares of its Common Stock and warrants for 250,000 shares of common stock. The purchase price was valued at approximately $12.8 million. CRWCD provided accounts receivable management services principally to the telecommunications, education, financial, government and utility sectors from 14 offices located throughout the United States. In addition, CRWCD had a commercial collections division. CRWCD's revenues in 1996 were $25.9 million. Due to the consolidation or closing of certain CRWCD branch offices, and the loss of certain contracts during 1996, revenue for CRWCD for 1997 is anticipated to be 10-15% lower than the revenue shown on the historical financial statements. This acquisition resulted in goodwill of $12.4 million.

The acquisitions of Goodyear, TRC, CMSA/R, and CRWCD are known collectively as the "1997 Acquisitions."

4. Funds Held in Trust for Clients:

In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held in trust for clients of $6,151,087 and $3,835,409 at June 30, 1997 and December 31, 1996, respectively, have been shown net of their offsetting liability for financial statement presentation purposes.

5. Long-term debt

In July 1995, the Company entered into a $7,000,000 revolving credit agreement. In connection with the agreement, the bank received a warrant for 175,531 shares of Common Stock, exercisable at a nominal value. The line of credit is collateralized by substantially all the assets of the Company and contains, among other provisions, requirements for maintaining defined levels of working capital, net worth, capital expenditures, various financial ratios and restrictions on distributions to shareholders. In September 1996, the credit agreement was increased to $15,000,000 to provide financing for the acquisition of MAB and the bank received a warrant for 46,560 shares, exercisable at $13.00 per share. In December 1996, the bank increased the credit agreement to $25,000,000 and received a warrant to purchase an additional 18,500 shares, exercisable at $13.00 per share.

The Company financed the acquisitions of the 1997 Acquisitions by borrowing $7.35 million on its revolving credit facility and financed the remainder through funds raised in the initial public offering and through its existing working capital. During March 1997, the Company borrowed an additional $1.0 million to fund the reduction of accounts payable assumed as part of the CRWCD acquisition. The line of credit was repaid in full with funds raised in the Company's public offering of stock in July 1997.

6. Subsequent Event

On July 8, 1997, the Company completed a public offering (the "Offering") selling 2,875,000 shares of common stock at a price to the public of $29.50 per share, including 1,444,000 shares issued by the Company, 433,579 shares and 375,000 over-allotment shares sold by existing shareholders, 50,320 shares acquired by employees through the exercise of stock options, 150,000 shares acquired by the Company's bank (Mellon Bank, N.A.) through the exercise of stock warrants, 76,923 shares acquired through the conversion of the Company's convertible note, and 345,178 shares acquired by CRW Financial, Inc. in connection with the acquisition by NCO of CRWCD. The proceeds of the offering, after underwriting discounts and expenses, were approximately $39.4 million. After the offering, the Company has 8,779,868 shares of Common Stock outstanding.

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

A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Steven L. Winokur, Vice-President, Finance/CFO, NCO Group, Inc., 515 Pennsylvania Avenue, Ft. Washington, PA 19034.

Item 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     The information contained in this Report on Form 10-Q, other than historical facts, contains forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) including, without limitation, statements as to the Company's objective to grow through strategic acquisitions and internal growth, the Company's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Company's future operating performance, the classification of the Company's investment portfolio, and statements as to the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report, certain risks, uncertainties and other factors, including, without limitation the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, filed on March 31, 1997, as amended, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

Pro Forma Compared to Actual Results of Operations

     Pro forma operating data for the six month period ended June 30, 1997 assume that the 1997 Acquisitions were consummated on January 1, 1997. Pro forma adjustments have been made to reflect the elimination of certain expenses that were immediately identifiable at the time of the acquisitions. For instance, pro forma adjustments to the 1997 Acquisitions include the elimination of approximately 110 redundant administrative and collection personnel, the reduction of the salaries of the principal shareholder of Goodyear, the closing or consolidation of four existing call centers, as well as the downsizing of three call centers into customer service locations. At the time of the acquisitions, the acquired companies had a higher cost structure than that of the Company's core business. The Company intends to leverage its infrastructure to realize additional operating efficiencies in order to bring the cost structure of the acquired companies in line with NCO's current operating results. These other costs savings include: (i) further reduction in payroll and related expenses relating primarily to redundant collections and administrative personnel; (ii) further reductions in facilities costs; and (iii) reduction of certain expenses such as telephone, mailing and data processing. Management believes it will realize these cost savings with respect to the acquired companies, although no assurances can be given that such cost savings will be realized. Due to the higher cost structures of the acquired business and the fact that all expected expense savings are not reflected in pro forma adjustments, certain pro forma operating percentages compare unfavorably to actual operating percentages for the periods under consideration. Due to the consolidation or closing of certain CRWCD branch offices, and the loss of certain contracts during 1996, revenue for CRWCD for 1997 is anticipated to be 10% to 15% lower than CRWCD's revenue for 1996.

Three months Ended June 30, 1997 Compared to Three Months ended June 30, 1996

     Revenue. Revenue increased $14.7 million or 226.2% to $21.2 million for the three months ended June 30, 1997 from $6.5 million for the comparable period in 1996. The addition of new clients and growth in business from existing clients represented $1.6 million of the additional revenue. In addition, $3.5 million of revenue was attributable to the MAB acquisition completed in September 1996, $5.6 million was attributable to the CRWCD acquisition completed in February 1997, and $4.0 million was attributable to the Goodyear, CMS A/R, and TRC acquisitions completed in January 1997.

     Payroll and related expenses. Payroll and related expenses increased $7.5 million to $10.5 million for the three months ended June 30, 1997 from $3.0 million for the comparable period in 1996, and increased as a percentage of revenue to 49.8% from 45.5%. Payroll and related expenses increased as a percentage of revenue primarily as a result of the businesses acquired in the MAB acquisition and the 1997 Acquisitions having a higher cost structure than that of the Company. This increase was partially offset by spreading the cost of management and administrative personnel over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.6 million to $6.8 million for the three months ended June 30, 1997 from $2.2 million for the comparable period in 1996, and decreased as a percentage of revenue to 31.9% from 33.3%. The businesses acquired in the CRWCD and CMS A/R acquisitions have a higher cost structure than that of the Company and the Company has continued to experience increased costs as a result of changes in business mix which require the increased use of national databases and credit reporting services. These increases were offset by operating efficiencies obtained by spreading selling, general and administrative expenses over a larger revenue base.

     Depreciation and amortization. Depreciation and amortization increased to $827,000 for the three months ended June 30, 1997 from $223,000 for the comparable period in 1996. Of this increase, $507,000 was a result of the MAB acquisition and the 1997 Acquisitions. The remaining $97,000 consisted of amortization of deferred financing charges and depreciation resulting from normal capital expenditures incurred in the ordinary course of business.

     Other income (expense). Interest expense increased to $247,000 for the three months ended June 30, 1997 from $185,000 for the comparable period in 1996. Although the Company's revolving credit facility had been repaid with a portion of the net proceeds from the Company's Initial Public Offering in November 1996 (the "IPO"), the Company borrowed $8.4 million on its revolving credit facility to partially finance the 1997 Acquisitions. Additionally, the Company issued a $1.0 million convertible note payable in connection with the MAB acquisition in September 1996, and an $800,000 convertible note payable in connection with the Goodyear acquisition in January 1997. Investment income increased to $69,000 for the three months ended June 30, 1997 from $30,000 for the comparable period in 1996. This increase was primarily attributable to the investment of funds remaining from the IPO as well as an increase in operating funds and funds held in trust for clients.

     Income tax expense. Income tax expense for the three months ended June 30, 1997 was $1.1 million and was computed using an assumed rate of 41.4% after giving effect to non-deductible goodwill resulting from certain of the acquired companies. The Company was an S Corporation as of June 30, 1996 and, accordingly, there was no provision for income taxes. The pro forma provision for income of $400,000 for the three months ended June 30, 1996 was computed utilizing an assumed rate of 40.0% after giving effect to non-deductible goodwill.

     Net income. Net income increased to $1.7 million for the three months ended June 30, 1997 from the pro forma net income of $601,000 for the comparable period in 1996, a 182.9% increase.

Six months Ended June 30, 1997 Compared to Six Months ended June 30, 1996

     Revenue. Revenue increased $26.7 million or 212.8% to $39.2 million for the six months ended June 30, 1997 from $12.5 million for the comparable period in 1996. The addition of new clients and growth in business from existing clients represented $2.9 million of the additional revenue. In addition, $6.9 million of revenue was attributable to the MAB acquisition completed in September 1996, $9.8 million was attributable to the CRWCD acquisition completed in February 1997, and $7.1 million was attributable to the Goodyear, CMS A/R, and TRC acquisitions completed in January 1997.

     Payroll and related expenses. Payroll and related expenses increased $13.6 million to $19.6 million for the six months ended June 30, 1997 from $6.0 million for the comparable period in 1996, and increased as a percentage of revenue to 49.9% from 47.5%. Payroll and related expenses increased as a percentage of revenue primarily as a result of the businesses acquired in the MAB acquisition and the 1997 Acquisitions having a higher cost structure than that of the Company. This increase was partially offset by spreading the cost of management and administrative personnel over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.6 million to $12.7 million for the six months ended June 30, 1997 from $4.1 million for the comparable period in 1996, and decreased as a percentage of revenue to 32.3% from 32.6%. The businesses acquired in the CRWCD and CMS A/R acquisitions have a higher cost structure than that of the Company and the Company has continued to experience increased costs as a result of changes in business mix which require the increased use of national databases and credit reporting services. These increases were offset by operating efficiencies obtained by spreading selling, general and administrative expenses over a larger revenue base.

     Depreciation and amortization. Depreciation and amortization increased to $1.5 million for the six ended June 30, 1997 from $423,000 for the comparable period in 1996. Of this increase, $901,000 was a result of the MAB acquisition and the 1997 Acquisitions. The remaining $176,000 consisted of amortization of deferred financing charges and depreciation resulting from normal capital expenditures incurred in the ordinary course of business.

     Other income (expense). Interest expense increased to $422,000 for the six months ended June 30, 1997 from $357,000 for the comparable period in 1996. Although the Company's revolving credit facility had been repaid with a portion of the net proceeds from the IPO, the Company borrowed $8.4 million on its revolving credit facility to partially finance the 1997 Acquisitions. Additionally, the Company issued a $1.0 million convertible note payable in connection with the MAB acquisition in September 1996, and an $800,000 convertible note payable in connection with the Goodyear acquisition in January 1997. Investment income increased $115,000 to $162,000 for the six months ended June 30, 1997 from the comparable period in 1996. This increase was primarily attributable to the investment of funds remaining from the IPO as well as an increase in operating funds and funds held in trust for clients.

     Income tax expense. Income tax expense for the six months ended June 30, 1997 was $2.1 million and was computed using an assumed rate of 41.4% after giving effect to non-deductible goodwill resulting from certain of the acquired companies. The Company was an S Corporation as of June 30, 1996 and, accordingly, there was no provision for income taxes. The pro forma provision for income of $704,000 for the six months ended June 30, 1996 was computed utilizing an assumed rate of 40.0% after giving effect to non-deductible goodwill.

     Net income. Net income in 1997 increased to $3.0 million for the six months ended June 30, 1997 from the pro forma net income of $1.1 million for the comparable period in 1996, a 172.7% increase.

Liquidity and Capital Resources

     In November 1996, the Company completed its IPO of 2,500,000 share of its Common Stock at a price of $13.00 per share. The net proceeds to the Company were $28.8 million. The Company's primary sources of cash have historically been cash flow from operations and bank borrowings, and, in 1996, the net proceeds from the IPO. Cash has been used for acquisitions, distributions to shareholders, purchases of equipment and working capital to support the Company's growth.

     Cash provided by operating activities was $5.6 million during the six months ended June 30, 1997, and $1.7 million for the comparable period in 1996. The increase in cash provided by operations was primarily due to the increase in net income to $3.0 million for the six months ended June 30, 1997 compared to $1.8 million for the comparable period in 1996, and the increase in non-cash charges, primarily depreciation and amortization, to $1.5 million during the six months ended June 30, 1997 compared to $423,000 for the comparable period in 1996. Additionally, accrued corporate taxes, which did not exist at June 30, 1996, increased to $1.2 million and accounts payable and accrued expenses increased $274,000 at during the six months ended June 30, 1997 compared to $35,000 in the comparable period in 1996. Approximately $1.0 million of accounts payable and accrued expenses in acquired companies were reduced in order to bring the balances in line with NCO's payment policies. These increases were offset by a $892,000 increase in accounts receivable in the six months ended June 30, 1997 compared to a $646,000 increase in the comparable period in 1996.

     Cash used in investing activities was $18.9 million during the six months ended June 30, 1997 compared to $5.3 million for the comparable period in 1996. The increase was primarily due to the 1997 Acquisitions during the first quarter of 1997 versus the acquisition of TCD during the first quarter of 1996. In February 1997, NCO purchased substantially all of the assets of CRWCD for $3.75 million in cash, 345,178 shares of Common Stock and warrants for 250,000 shares of Common Stock. In January 1997, the Company purchased substantially all of the assets of CMS A/R for $5.1 million in cash, certain assets of TRC for $1.6 million in cash and all of the outstanding stock of Goodyear for $4.5 million in cash and a $900,000 Convertible Note. The Note is convertible into an aggregate of 42,503 shares of Common Stock at any time and bears interest payable monthly at a rate 8.0% per annum with principal due in January 2002. The Company financed the cash portion of the purchase price for the 1997 Acquisitions with borrowings of $7.4 million under its Credit Agreement and financed the balance with proceeds of its IPO and existing working capital. During March 1997, the Company borrowed an additional $1.0 million under the Credit Agreement to pay certain accounts payable assumed as part of the CRWCD acquisition. In addition, the company has accrued $627,000 of acquisition related expenses. The 1997 Acquisitions collectively resulted in goodwill of $23.3 million.

     During the six months ended June 30, 1997, capital expenditures were $1.6 million compared to $426,000 in comparable period in 1996.

     Cash provided by financing activities was $8.1 million during the six months ended June 30, 1997 compared to $3.8 million for the comparable period in 1996. Bank borrowings had been the Company's primary source of cash from financing activities and were used for acquisitions and, along with cash provided by operations, for distributions to shareholders. The Company raised net proceeds of approximately $28.8 million in the IPO of which $15.0 million was used to repay outstanding indebtedness under the Credit Agreement and approximately $3.2 million was used to pay undistributed S Corporation earnings. Total distributions to shareholders were $752,000 for the six months ended June 30, 1996.

     In July 1995, the Company entered into a revolving credit agreement with Mellon Bank, N.A. which provided for borrowings up to $7.0 million at an interest rate equal to prime plus 1.375%, which was subsequently increased to $15.0 million in September 1996, to be utilized for working capital and strategic acquisitions. Subsequent to the IPO, Mellon Bank, N.A. increased the revolving credit facility to $25.0 million and decreased the rate of interest to 2.5% over LIBOR. Mellon Bank, N.A. reduced the interest rate to 1.5% over LIBOR upon the completion of the Company's public offering in July 1997. Outstanding borrowings under the Credit Agreement at June 30, 1997 and 1996 were $8.4 and $7.0 million, respectively. The revolving credit line is collateralized by substantially all the assets of the Company and includes certain financial covenants such as maintaining minimum working capital and net worth requirements and includes restrictions on, among other things, capital expenditures and distributions to shareholders. The outstanding borrowings on the revolving credit facility were repaid in full with the proceeds of the Offering in July 1997.

     In connection with entering into the original Credit Agreement, the Company recorded deferred charges of approximately $135,000 relating primarily to bank and legal fees. The Company also issued a warrant to the bank exercisable for an aggregate of 175,351 shares of the Company's Common Stock. The warrant expires on July 31, 2005 and is exercisable for nominal consideration. A portion of this warrant was exercised in July 1997 for 150,000 shares sold in connection with the Company's public offering. In connection with the increase of the line of credit available under the Credit Agreement in September 1996 and December 1996, the Company recorded deferred charges of $261,000 primarily relating to bank charges and legal fees. In addition, the Company issued additional warrants to the bank for an aggregate of 65,060 shares of Common Stock exercisable at $13.00 per share. The warrants have been capitalized on the balance sheet as a deferred charge and are being amortized over the life of the credit facility and are currently exercisable.

     On July 8, 1997, the Company completed a public offering selling
2,875,000 shares of common stock including 1,444,000 shares issued by the Company, 433,579 shares and 375,000 over-allotment shares sold by existing shareholders, 50,320 shares acquired by employees through the exercise of stock options, 76,923 shares acquired through the conversion of the Company's convertible note, 150,000 shares acquired by the Company's bank (Mellon Bank, N.A.) through the exercise of a portion of their stock warrants, and 345,178 shares acquired by CRW Financial, Inc. in connection with the acquisition by NCO of the Collections Division of CRW Financial, Inc. The Company raised approximately $39.4 million in the offering.

     The Company believes that funds generated from operations, together with existing cash, the net proceeds from the offering completed in July 1997 and available borrowings under its Credit Agreement will be sufficient to finance its current operations and planned capital expenditure requirements and internal growth at least through June 30, 1998. However, the Company could require additional debt or equity financing if it were to make any significant acquisitions for cash. The Company has no current commitments or agreements with respect to any acquisitions.

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

Item 2. Changes in Securities
        ---------------------

        All sales of unregistered securities during the six months ended June 30, 1997 have been previously reported in the Company's Registration Statement on Form S-1 filed with the Commission on June 11, 1997 (File No. 333-28943).

        On July 8, 1997, the Company issued 150,000 shares of Common Stock upon the exercise of a warrant issued to an affiliate of Mellon Bank in connection with the Company's Credit Agreement and 76,923 shares of Common Stock upon the conversion of the Company's $1.0 million Convertible Note issued pursuant to the MAB acquisition. These shares were issued by the Company in reliance upon the exemption from the registration requirements provided by Section 4(2)of the Securities Act and were subsequently sold by the holders in the Company's public offering completed on such date.

        On July 8, 1997, the Company issued 50,320 shares of Common Stock upon the exercise of a stock options granted to certain employees of the Company. These shares were issued to the employees in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act and/or Rule 701 promulgated under the Securities Act. These shares were subsequently sold by the holders in the Company's public offering completed on such date.

Item 3. Defaults Upon Senior Securities
        -------------------------------

        None - not applicable

Item 4. Submission of Matters to a Vote of Shareholders
        -----------------------------------------------

        The Annual Meeting of Shareholders of the Company was held on June 23, 1997. At the Annual Meeting, the Shareholders elected Michael J. Barrist for a term of three years as described below:

              Name                         For         Withhold Authority
              ----                         ---         ------------------
        Michael J. Barrist             6,043,483             24,900


        The terms of the following directors continued after the Annual Meeting:
        Charles C. Piola, Jr., Bernard R. Miller, Eric S. Siegel and Allen F. Wise.

        In addition, the Shareholders approved an amendment to the 1996 Stock Option Plan and ratified the award of certain option grants as follows:

           For        Against             Abstain           Broker Non-Vote
           ---        -------             -------           ---------------
        5,857,757     203,861             1,928                 4,837


        Finally, the Shareholders approved amendments to the 1996 Non-Employee Director Stock Option Plan and ratified the award of certain option grants as follows:

            For          Against           Abstain            Broker Non-Vote
            ---          -------           -------            ---------------
         5,634,182       424,436            4,928                  4,837

Item 5. Other Information
        -----------------

        None - not applicable

Item 6. Exhibits and Reports on 8-K
        ---------------------------

        (a) Exhibits
            27.1 Financial Data Schedule

        (b) Reports on Form 8-K


         Date of Report       Item Reported
         --------------       -------------

         4/08/97 Item 7 - Goodyear, TRC and CMSA/R acquisitions (financial statements)

         4/18/97              Item 7 - CRWCD acquisition (financial statements)

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 14, 1997                    By:  /s/ Michael J. Barrist
                                                 ----------------------
                                                     Michael J. Barrist
                                                     Chairman and Chief
                                                     Executive Officer



Date:    August 14, 1997                    By:  /s/ Steven L. Winokur
                                                 ---------------------
                                                     Steven L. Winokur
                                                     Vice President, Finance and
                                                     Chief Financial Officer