Form 10-Q
period 1997-09-30
NCO GROUP INC
filed 1997-11-14
CIK 1022608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997, or

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

             515 Pennsylvania Avenue, Fort Washington, Pennsylvania
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                   23-2858652
-------------------------------------------------------------------------------
                      (IRS Employer Identification Number)

                                      19034
-------------------------------------------------------------------------------
                                   (Zip Code)

                                  215-793-9300
-------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


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
                                          Yes   X    No
                                              -----     -----



         The number of shares outstanding of each of the issuer's classes of common stock was 8,810,829 shares common stock, no par value, outstanding as of November 5, 1997

                                 NCO GROUP, INC.
                                      INDEX

                                                                           PAGE

Part I            FINANCIAL INFORMATION

     Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
                  December 31, 1996 and September 30, 1997                   3

              Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 1996 and 1997                                4

              Consolidated Statements of Cash Flows -
                  Nine months ended  September 30, 1996 and 1997             5

              Pro Forma Consolidated Statement of Income -
                  Nine months ended September 30, 1997                       6

              Notes to Consolidated Financial Statements                     7

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS               11

PART II                                                                     16

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Shareholders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on 8-K

Part 1 - Financial Information
Item 1 - Financial Statements
                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                     December 31,     September 30,
                                   ASSETS                                1996             1997
                                                                     ------------     -------------
Current assets:
    Cash and cash equivalents                                         $12,058,798     $33,422,370
    Accounts receivable, trade, net of
         allowance for doubtful accounts of $79,000
         and $338,020,  respectively                                    4,701,364      11,080,676
    Other current assets                                                  499,815         306,280
                                                                      -----------     -----------
         Total current assets                                          17,259,977      44,809,326

Funds held in trust for clients

Property and equipment, net                                             2,830,062       6,927,431

Other assets:
    Intangibles,  net of accumulated amortization                      14,673,155      38,240,944
    Deferred taxes                                                         70,760          50,986
    Deferred financing costs                                              684,390         565,532
    Deposits on acquisitions                                                 --         4,700,000
    Other assets                                                          308,011         849,160
                                                                      -----------     -----------
          Total other assets                                           15,736,316      44,406,622
                                                                      -----------     -----------
Total assets                                                          $35,826,355     $96,143,379
                                                                      ===========     ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Long-term debt, current portion                                   $    46,946     $    54,961
    Capitalized lease obligations, current portion                         62,131         172,519
    Corporate taxes payable                                               216,709         507,708
    Accounts payable                                                      657,647       2,264,189
    Accrued expenses                                                    1,044,536       3,580,376
    Accrued compensation and related expenses                           1,376,982       2,543,212
    Unearned revenue, net of related costs                                225,817          68,075
                                                                      -----------     -----------
         Total current liabilities                                      3,630,768       9,191,040

Funds held in trust for clients

Long-term liabilities:
    Long term debt, net of current portion                              1,091,901       1,159,378
    Capitalized lease obligations, net of current portion                 385,683         271,457
    Unearned revenue, net of related costs                                 70,385         107,388

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding
    Common stock,  no par value, 25,000,000 shares authorized,
        6,713,447 and 8,779,868 shares issued and outstanding
        at December 31, 1996 and September 30, 1997,  respectively     29,362,326      78,297,211
    Unexercised warrants                                                  396,054       1,122,546
    Retained earnings                                                     889,238       5,994,359
                                                                      -----------     -----------
          Total shareholders' equity                                   30,647,618      85,414,116
                                                                      -----------     -----------
Total liabilities and shareholders' equity                            $35,826,355     $96,143,379
                                                                      ===========     ===========

   The accompanying notes are an integral part of this consolidated statement.

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                                   (Unaudited)



                                                         For the Three Months Ended               For the Nine Months Ended
                                                                September 30,                           September 30,
                                                    -------------------------------------    ------------------------------------
                                                          1996                 1997                1996                1997
                                                    -----------------    ----------------    ----------------    ----------------

Revenue                                                  $ 7,714,803        $ 21,738,891        $ 20,257,467        $ 60,977,700

Operating costs and expenses:
    Payroll and related expenses                           3,630,042          10,696,528           9,583,937          30,279,194
    Selling, general and administrative
      expenses                                             2,501,251           7,085,606           6,595,877          19,777,042
    Depreciation and amortization expense                    400,476             844,483             823,290           2,387,604
                                                    -----------------    ----------------    ----------------    ----------------
         Total operating costs and expenses                6,531,769          18,626,617          17,003,104          52,443,840
                                                    -----------------    ----------------    ----------------    ----------------
Income from operations                                     1,183,034           3,112,274           3,254,363           8,533,860

Other income (expense):
    Interest and investment income                            33,419             444,993              80,834             607,314
    Interest expense                                        (249,405)            (85,262)           (606,899)           (507,454)
    Loss on disposal of fixed assets                               -             (40,506)                  -             (40,506)
                                                    -----------------    ----------------    ----------------    ----------------
                                                            (215,986)            319,225            (526,065)             59,354
                                                    -----------------    ----------------    ----------------    ----------------
Income before provision for income taxes                     967,048           3,431,499           2,728,298           8,593,214

Income tax expense (benefit)                                  (1,328)          1,349,851              (1,328)          3,488,093
                                                    -----------------    ----------------    ----------------    ----------------

Net  income                                                $ 968,376        $  2,081,648        $  2,729,626        $  5,105,121
                                                    =================    ================    ================    ================


                                                        Pro Forma                               Pro Forma
                                                    -----------------                        ----------------
Historical income before income taxes                    $   967,048                            $  2,728,298
Pro forma provision for income taxes                         388,409                               1,092,409
                                                    -----------------                        ----------------
Pro forma net income                                     $   578,639                            $  1,635,889
                                                    =================                        ================

Net income per share                                     $      0.12        $       0.23        $       0.34        $       0.64
                                                    =================    ================    ================    ================

Weighted average shares outstanding                        4,752,780           9,078,066           4,752,780           8,013,713
                                                    =================    ================    ================    ================







   The accompanying notes are an integral part of this consolidated statement.

                                 NCO GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                 ----------------------------
                                                                     1996            1997
                                                                 ------------    ------------
Cash flows from operating activities:
  Net income                                                    $  2,729,626    $  5,105,121
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                   284,459         915,044
      Amortization of intangibles                                    480,432       1,353,702
      Amortization of deferred financing costs                        58,399         118,858
      Loss on disposal of equipment                                     --            40,506
      Gain on sales of securities                                       (338)           --
      Provision for doubtful accounts                                    383         120,503
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable, trade                                (1,459,651)     (1,973,854)
        Notes receivable                                             155,856            --
        Other current assets                                        (165,375)        451,698
        Deferred taxes                                              (152,306)        (33,532)
        Other assets                                                 130,552         (26,826)
        Accounts payable                                             326,210        (820,666)
        Corporate taxes payable                                      167,753         279,799
        Accrued expenses                                            (559,547)      1,314,001
        Accrued compensation and related costs                       240,508         541,270
        Unearned revenue                                             (72,943)       (120,739)
                                                                ------------    ------------
             Net cash provided by operating activities             2,164,018       7,264,885

Cash flows from investing activities:
  Purchase of property and equipment                                (708,121)     (2,560,257)
  Purchase of securities                                            (159,562)           --
  Proceeds from sale of securities                                   127,887            --
  Net cash paid for acquisitions                                 (12,664,218)    (22,876,256)
                                                                ------------    ------------
             Net cash used in investing activities               (13,404,014)    (25,436,513)

Cash flows from financing activities:
  Repayment of notes payable                                        (125,466)     (8,386,297)
  Borrowings under credit agreement                               12,550,000       8,350,000
  Payment of fees to acquire new debt                               (130,000)           --
  Issuance of common stock, net                                         --        39,571,497
  Decrease in notes receivable, shareholders                          82,873            --
  Distributions to shareholders                                     (851,978)           --
                                                                ------------    ------------
             Net cash provided by financing activities            11,525,429      39,535,200
                                                                ------------    ------------
Net increase in cash and cash equivalents                            285,433      21,363,572
Cash and cash equivalents at beginning of period                     804,550      12,058,798
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $  1,089,983    $ 33,422,370
                                                                ============    ============

Supplemental disclosures of cash flow information:
  Cash paid for interest                                        $    519,499    $    493,724
  Cash paid for income taxes                                            --         3,140,856
  Noncash investing and financing activities:
      Fair value of assets acquired                                4,087,253       7,986,816
      Liabilities assumed from acquisitions                             --         3,400,271
      Convertible note payable, issued for acquisition             1,000,000         900,000
      Convertible note payable, exercised for Common Stock              --         1,000,000
      Warrants issued for acquisitions                                  --           875,000
      Common stock issued for acquisitions                              --         8,214,880
      Value of fixed assets traded for new fixed assets                 --           233,847
      Property acquired under capital leases                         348,586            --

   The accompanying notes are an integral part of this consolidated statement.

                                 NCO Group, Inc.
                   Pro Forma Consolidated Statements of Income
                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)


                                                                    Historical
                                                     -----------------------------------        Offering and
                                                      NCO Group,            Acquired             Acquisition          Pro Forma
                                                         Inc.            Companies (1,2)       Adustments (3)         Combined
                                                     ------------        ---------------      ----------------        ----------

Revenue                                              $ 60,977,700         $  2,841,578         $       --           $ 63,819,278

Operating costs and expenses:
      Payroll and related expenses                     30,279,194            1,381,883             (103,258)          31,557,819
      Selling, general and administrative expenses     19,777,042            1,159,470              (54,093)          20,882,419
        expenses
      Depreciation and amortization expense             2,387,604              156,915              (27,378)           2,517,141
                                                     ------------         ------------         ------------         ------------
           Total operating costs and expenses          52,443,840            2,698,268             (184,729)          54,957,379
                                                     ------------         ------------         ------------         ------------
Income from operations                                  8,533,860              143,310              184,729            8,861,899

Other income (expense):
      Interest and investment income                      607,314                                                        607,314
      Interest expense                                   (507,454)                (273)             333,201             (174,526)
      Loss on disposal of fixed assets                    (40,506)                                                       (40,506)
                                                     ------------         ------------         ------------         ------------
                                                           59,354                 (273)             333,201              392,282
                                                     ------------         ------------         ------------         ------------
Income before provision for income taxes                8,593,214              143,037              517,930            9,254,181

Income tax expense                                      3,488,093                                   268,294            3,756,387
                                                     ------------         ------------         ------------         ------------

Net  income                                          $  5,105,121         $    143,037         $    249,636         $  5,497,794
                                                     ============         ============         ============         ============


Net income per share                                 $       0.64                                                   $       0.66
                                                     ============         ============         ============         ============

Weighted average shares outstanding                     8,013,713                                                      8,361,216
                                                     ============                                                   ============


(1) Pro forma information includes the pro forma effect of the acquisitions of Goodyear & Associates, CMS A/R Services, Tele-Research Center and CRW Financial, Inc., Collections Division as if they had occurred on January 1, 1997

(2) Pro forma information does not include the pro forma effect of the acquisitions of Credit Acceptance Corporation or ADVANTAGE Financial, Inc. These acquisitions were completed on September 29, 1997 and September 30, 1997 respectively, but were not effective until October 1, 1997.

(3) Gives effect to: (i) the reduction of certain redundant operating costs and expenses that were immediately identifiable at the time of the acquisitions;
(ii) the issuance of 76,923 shares of stock in connection with the conversion of a $1.0 million seller-financed note payable; and (iii) the elimination of additional interest expense associated with acquisition-related debt assumed to be repaid on January 1, 1997 with the proceeds of the Company's July 1997 public offering

                                 NCO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

 1.      Nature of Operations:

NCO Group, Inc. (the "Company") is a leading provider of accounts receivable management and related services utilizing an extensive teleservices infrastructure. The Company's client base is comprised of companies located throughout the United States in the following sectors: financial services, government, education, healthcare, retail and commercial, telecommunications, and utilities.

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

In July 1997, the Company completed a public offering (the "1997 Offering") selling 2,875,000 shares of common stock at a price to the public of $29.50 per share, including 1,444,000 shares issued by the Company, 433,579 shares and 375,000 over-allotment shares sold by existing shareholders, 50,320 shares acquired by employees through the exercise of stock options, 150,000 shares acquired by the Company's bank (Mellon Bank, N.A.) through the exercise of stock warrants, 76,923 shares acquired through the conversion of the Company's convertible note, and 345,178 shares acquired by CRW Financial, Inc. in connection with the acquisition by NCO of CRWCD. The proceeds of the offering, after underwriting discounts and expenses, were approximately $39.4 million. After the offering, the Company had 8,779,868 shares of Common Stock outstanding.

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

     Earnings Per Share:

Earnings per share were computed by dividing the pro forma net income for the three and nine month periods ended September 30, 1997 and 1996 by the pro forma weighted average number of shares outstanding. Pro forma net income amounts are used because the 1996 historical net income does not include the impact of federal and state income taxes as if the Company had been subject to income taxes for the entire period. Pro forma weighted average shares outstanding are based on the weighted average number of shares outstanding including common equivalent shares. All outstanding options and warrants have been treated as common equivalent shares in calculating pro forma net income per share, using the treasury stock method and the initial public offering price of $13.00 per share for periods before the initial public offering, only when their effect would be dilutive. For September 30, 1996, the pro forma weighted average number of shares outstanding have also been adjusted to include the number of shares of common stock (250,000 shares) that the Company would have needed to issue at the initial public offering price of $13.00 per share to finance the distribution of undistributed S Corporation earnings through the date on which the Company terminated its S Corporation status. Fully diluted earnings per share are not materially different from primary earnings per share.

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


     Interim Financial Information:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on March 31, 1997.

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

On January 31, 1997, NCO purchased substantially all the assets of CMS A/R Services ("CMSA/R"), formerly a division of CMS Energy Corporation, for $5.1 million in cash. Specializing in the utility industry, CMSA/R, located in Jackson, Michigan, provided a wide range of accounts receivable management services in addition to traditional recovery of delinquent accounts including project outsourcing, early intervention, and database management services. CMSA/R's revenues in 1996 were $6.8 million. This acquisition resulted in goodwill of $3.5 million.

On February 2, 1997, NCO purchased substantially all the assets of CRW Financial, Inc. Collections Division ("CRWCD") for $3.75 million in cash, 345,178 shares of its Common Stock and warrants for 250,000 shares of common stock. The purchase price was valued at approximately $12.8 million. CRWCD provided accounts receivable management services principally to the telecommunications, education, financial, government and utility sectors from 14 offices located throughout the United States. In addition, CRWCD had a commercial collections division. CRWCD's revenues in 1996 were $25.9 million. Due to the consolidation or closing of certain CRWCD branch offices, and the loss of certain contracts during 1996, revenue for CRWCD for 1997 is anticipated to be 10-15% lower than the revenue shown on the historical financial statements. This acquisition resulted in goodwill of $14.0 million.

Effective October 1, 1997, NCO purchased all of the outstanding stock of Credit Acceptance Corp. ("CAC") for $1.8 million in cash. CAC, based in Pittsburgh, Pennsylvania, provided accounts receivable management services principally to the medical sector. CAC had revenues in 1996 of $2.3 million. Cash paid for the acquisition of CAC is included on the balance sheet at September 30, 1997 under the caption "Deposits on acquisitions."

Effective October 1, 1997, NCO purchased all of the outstanding stock of ADVANTAGE Financial Services, Inc. ("Advantage") for $2.9 million in cash, 30,961 shares of its Common Stock and $1,000,000 in notes payable. The purchase price was valued at $5.0 million. The notes bear interest payable monthly at a rate of 8.0% per annum with principal due in September 2002. Advantage, based in Dayton, Ohio and Bristol, Tennessee, provided accounts receivable management services principally to the medical, telecommunications and commercial sectors. Advantage had revenues in 1996 of $5.1 million. Cash paid for the acquisition of Advantage is included on the balance sheet at September 30, 1997 under the caption "Deposits on acquisitions."

The acquisitions of Goodyear, TRC, CMSA/R, and CRWCD are known collectively as the "1997 Q1 Acquisitions." The acquisitions of CAC and Advantage are known collectively as the "1997 Q4 Acquisitions." The 1997 Q1 Acquisitions and the 1997 Q4 Acquisitions are known collectively as the "1997 Acquisitions."

4. Funds Held in Trust for Clients:

In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held in trust for clients of $9,499,272 and $3,835,409 at September 30, 1997 and December 31, 1996, respectively, have been shown net of their offsetting liability for financial statement presentation purposes.


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

The Company financed the 1997 Q1 Acquisitions by borrowing $7.35 million on its revolving credit facility and financed the remainder through funds raised in the initial public offering and through its existing working capital. During March 1997, the Company borrowed an additional $1.0 million to fund the reduction of accounts payable assumed as part of the CRWCD acquisition. The line of credit was repaid in full with funds raised in the Company's initial public offering in November 1996 and the 1997 Offering.

6.   Investment Considerations:

In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain risk factors and other information contained in the Company's filings with the Securities and Exchange Commission, including, without limitation, the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997, as amended, and the Company's Registration Statements on Form S-1 filed with the Securities and Exchange Commission on June 11, 1997 and September 11, 1996, as amended.

A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Steven L. Winokur, Executive Vice-President, Finance/CFO, NCO Group, Inc., 515 Pennsylvania Avenue, Ft. Washington,
PA  19034.

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

A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Steven L. Winokur, Executive Vice-President, Finance/CFO, NCO Group, Inc., 515 Pennsylvania Avenue, Ft. Washington,
PA 19034.

Pro Forma Compared to Actual Results of Operations

     Pro forma operating data for the nine month period ended September 30, 1997 assume that the 1997 Q1 Acquisitions were consummated on January 1, 1997. Pro forma adjustments have been made to reflect the elimination of certain expenses that were immediately identifiable at the time of the acquisitions. For instance, pro forma adjustments to the 1997 Q1 Acquisitions include the elimination of approximately 110 redundant administrative and collection personnel, the reduction of the salaries of the principal shareholder of Goodyear, the closing or consolidation of four existing call centers, as well as the downsizing of three call centers into customer service locations. At the time of the acquisitions, the acquired companies had a higher cost structure than that of the Company's core business. The Company intends to leverage its infrastructure to realize additional operating efficiencies in order to bring the cost structure of the acquired companies in line with NCO's current operating results. These other costs savings include: (i) further reduction in payroll and related expenses relating primarily to redundant collections and administrative personnel; (ii) further reductions in facilities costs; and (iii) reduction of certain expenses such as telephone, mailing and data processing. Management believes it will realize these cost savings with respect to the acquired companies, although no assurances can be given that such cost savings will be realized. Due to the higher cost structures of the acquired business and the fact that all expected expense savings are not reflected in pro forma adjustments, certain pro forma operating percentages compare unfavorably to actual operating percentages for the periods under consideration. Due to the consolidation or closing of certain CRWCD branch offices, and the loss of certain contracts during 1996, revenue for CRWCD for 1997 is anticipated to be 10% to 15% lower than CRWCD's revenue for 1996.

     Pro forma operating data does not include the recent acquisitions of CAC and Advantage which were completed on September 29, 1997 and September 30, 1997, respectively, but were not effective until October 1, 1997.

Three months Ended September 30, 1997 Compared to Three Months ended September 30, 1996

     Revenue. Revenue increased $14.0 million or 181.8% to $21.7 million for the three months ended September 30, 1997 from $7.7 million for the comparable period in 1996. The addition of new clients and growth in business from existing clients represented $2.0 million of the increase in revenue, and revenue attributable to the MAB acquisition completed in September 1996 represented $2.4 million of the increase. In addition, $5.6 million of revenue was attributable to the CRWCD acquisition completed in February 1997, and $4.0 million was attributable to the Goodyear, CMS A/R, and TRC acquisitions completed in January 1997.

     Payroll and related expenses. Payroll and related expenses increased $7.1 million to $10.7 million for the three months ended September 30, 1997 from $3.6 million for the comparable period in 1996, and increased as a percentage of revenue to 49.2% from 47.1%. Payroll and related expenses increased as a percentage of revenue primarily as a result of the MAB, Goodyear, TRC, and CRWCD acquisitions having a higher cost structure than that of the Company. This increase was partially offset by spreading the cost of management and administrative personnel over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.6 million to $7.1 million for the three months ended September 30, 1997 from $2.5 million for the comparable period in 1996, and increased as a percentage of revenue to 32.6% from 32.4%. The businesses acquired in the 1997 Q1 Acquisitions have a higher cost structure than that of the Company and the Company has continued to experience increased costs as a result of changes in business mix which require the increased use of national databases and credit reporting services. These increases were partially offset by operating efficiencies obtained by spreading selling, general and administrative expenses over a larger revenue base.

     Depreciation and amortization. Depreciation and amortization increased to $844,000 for the three months ended September 30, 1997 from $400,000 for the comparable period in 1996. Amortization from the MAB and 1997 Q1 Acquisitions increased $508,000 over the same period in 1996. Amortization of deferred financing charges and depreciation resulting from normal capital expenditures incurred in the ordinary course of business decreased $64,000 to $317,000 for the three months ended September 30, 1997 as a result of the disposition of certain fixed assets in the move of the Company's corporate headquarters.

     Other income (expense). Interest expense decreased to $85,000 for the three months ended September 30, 1997 from $249,000 for the comparable period in 1996. The Company's revolving credit facility, which had $15.0 million outstanding as of September 30, 1996, was repaid with part of the proceeds from the Company's initial public offering of Common Stock in November 1996 (the "IPO") and a $1.0 million convertible note payable issued in connection with the MAB acquisition in September 1996 was converted to Common Stock concurrent with the 1997 Offering. Offsetting these decreases in interest expense is an $900,000 convertible note issued in connection with the Goodyear acquisition in January 1997. Interest and investment income increased to $445,000 for the three months ended September 30, 1997 from $33,000 for the comparable period in 1996. This increase was primarily attributable to the investment of funds remaining from the 1997 Offering, as well as an increase in operating funds and funds held in trust for clients. As a result of the disposal of certain fixed assets in the move of the Company's corporate headquarters in July 1997, the Company incurred a loss on the disposal of fixed assets in the amount of $41,000.

     Income tax expense. Income tax expense for the three months ended September 30, 1997 was $1.3 million and was computed using an assumed rate of 39.3% after giving effect to non-deductible goodwill resulting from certain of the acquired companies. The Company was an S Corporation until September 3, 1996 and, accordingly, there was no provision for income taxes until that time. The pro forma provision for income taxes of $388,000 for the three months ended September 30, 1996 was computed utilizing an assumed rate of 40.0% after giving effect to non-deductible goodwill.

     Net income. Net income increased to $2.1 million for the three months ended September 30, 1997 from the pro forma net income of $579,000 for the comparable period in 1996, a 259.7% increase.


Nine months Ended September 30, 1997 Compared to Nine Months ended September 30, 1996

     Revenue. Revenue increased $40.7 million or 201.0% to $61.0 million for the nine months ended September 30, 1997 from $20.3 million for the comparable period in 1996. The addition of new clients and growth in business from existing clients represented $4.8 million of the increase in revenue and revenue attributable to the MAB acquisition completed in September 1996 represented $9.3 million of the increase. In addition, $15.4 million of revenue was attributable to the CRWCD acquisition completed in February 1997, and $11.2 million was attributable to the Goodyear, CMS A/R, and TRC acquisitions completed in January 1997.

     Payroll and related expenses. Payroll and related expenses increased $20.7 million to $30.3 million for the nine months ended September 30, 1997 from $9.6 million for the comparable period in 1996, and increased as a percentage of revenue to 49.7% from 47.3%. Payroll and related expenses increased as a percentage of revenue primarily as a result of the businesses acquired in the MAB acquisition and the 1997 Q1 Acquisitions having a higher cost structure than that of the Company. This increase was partially offset by spreading the cost of management and administrative personnel over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $13.2 million to $19.8 million for the nine months ended September 30, 1997 from $6.6 million for the comparable period in 1996, and decreased as a percentage of revenue to 32.4% from 32.6%. The business acquired in the 1997 Q1 Acquisitions have a higher cost structure than that of the Company and the Company has continued to experience increased costs as a result of changes in business mix which require the increased use of national databases and credit reporting services. These increases were more than offset by operating efficiencies obtained by spreading selling, general and administrative expenses over a larger revenue base.

     Depreciation and amortization. Depreciation and amortization increased to $2.4 million for the nine months ended September 30, 1997 from $823,000 for the comparable period in 1996. $1.4 million of the increase was a result of the MAB acquisition and the 1997 Q1 Acquisitions. Amortization of deferred financing charges and depreciation resulting from normal capital expenditures incurred in the ordinary course of business increased $155,000 to $959,000 for the nine months ended September 30, 1997.

     Other income (expense). Interest expense decreased to $507,000 for the nine months ended September 30, 1997 from $607,000 for the comparable period in 1996. Although the Company's revolving credit facility had been repaid with a portion of the net proceeds from the IPO, the Company borrowed $8.4 million on its revolving credit facility to partially finance the 1997 Q1 Acquisitions. Additionally, the Company issued a $1.0 million convertible note payable in connection with the MAB acquisition in September 1996 which was converted to Common Stock in connection with the 1997 Offering, and an $900,000 convertible note payable in connection with the Goodyear acquisition in January 1997. Interest and investment income increased $526,000 to $607,000 for the nine months ended September 30, 1997 from the comparable period in 1996. This increase was primarily attributable to the investment of funds remaining from the 1997 Offering, as well as an increase in operating funds and funds held in trust for clients. As a result of the disposal of certain fixed assets in the move of the Company's corporate headquarters in July 1997, the Company incurred a loss on the disposal of fixed assets in the amount of $41,000.

     Income tax expense. Income tax expense for the nine months ended September 30, 1997 was $3.5 million and was computed using an assumed rate of 40.6% after giving effect to non-deductible goodwill resulting from certain of the acquired companies. The Company was an S Corporation until September 1, 1996 and, accordingly, there was no provision for income taxes until that time. The pro forma provision for income of $1.1 million for the nine months ended September 30, 1996 was computed utilizing an assumed rate of 40.0% after giving effect to non-deductible goodwill.

     Net income. Net income in 1997 increased to $5.1 million for the nine months ended September 30, 1997 from the pro forma net income of $1.6 million for the comparable period in 1996, a 212.1% increase.

Liquidity and Capital Resources

     The Company's primary sources of cash have historically been cash flows from operations and bank borrowings, and the net proceeds from public offerings. Cash has been used for acquisitions, distributions to shareholders, purchases of equipment and working capital to support the Company's growth.

         In July 1997, the Company completed a public offering, selling 2,875,000 shares of common stock including 1,444,000 shares issued by the Company, 433,579 shares and 375,000 over-allotment shares sold by existing shareholders, 50,320 shares acquired by employees through the exercise of stock options, 76,923 shares acquired through the conversion of the Company's convertible note, 150,000 shares acquired by the Company's bank (Mellon Bank, N.A.) through the exercise of a portion of their stock warrants, and 345,178 shares acquired by CRW Financial, Inc. in connection with the acquisition by NCO of the Collections Division of CRW Financial, Inc. The net proceeds to the Company were approximately $39.4 million. In November 1996, the Company completed its IPO of 2,500,000 shares of its Common Stock at a price of $13.00 per share. The net proceeds to the Company were approximately $28.8 million.

     Cash provided by operating activities was $7.3 million during the nine months ended September 30, 1997, and $2.2 million for the comparable period in 1996. The increase in cash provided by operations was primarily due to the increase in net income to $5.1 million for the nine months ended September 30, 1997 compared to $2.7 million for the comparable period in 1996, and the increase in non-cash charges, primarily depreciation and amortization, to $2.4 million during the nine months ended September 30, 1997 compared to $823,000 for the comparable period in 1996. Additionally, accounts payable and accrued expenses increased $1.0 million during the nine months ended September 30, 1997 compared to an increase of $7,000 in the comparable period in 1996. These increases were offset by a $2.0 million increase in accounts receivable in the nine months ended September 30, 1997 compared to a $1.5 million increase in the comparable period in 1996.

     Cash used in investing activities was $25.4 million during the nine months ended September 30, 1997 compared to $13.4 million for the comparable period in 1996. The increase was primarily due to the 1997 Acquisitions versus the acquisition of TCD during the first quarter of 1996 and the acquisition of MAB during the third quarter of 1996. In February 1997, NCO purchased substantially all of the assets of CRWCD for $3.75 million in cash, 345,178 shares of Common Stock and warrants for 250,000 shares of Common Stock. In January 1997, the Company purchased substantially all of the assets of CMS A/R for $5.1 million in cash, certain assets of TRC for $1.6 million in cash and all of the outstanding stock of Goodyear for $4.5 million in cash and a $900,000 Convertible Note. The
Note is convertible into an aggregate of 42,503 shares of Common Stock at any time and bears interest payable monthly at a rate of 8.0% per annum with principal due in January 2002. The Company financed the cash portion of the purchase price for the 1997 Q1 Acquisitions with borrowings of $7.4 million under its Credit Agreement and financed the balance with proceeds of its IPO and existing working capital. During March 1997, the Company borrowed an additional $1.0 million under the Credit Agreement to pay certain accounts payable assumed as part of the CRWCD acquisition. These borrowings were repaid during the third quarter 1997. In addition, the Company has accrued $1.1 million of acquisition related expenses. The 1997 Q1 Acquisitions collectively resulted in goodwill of $24.5 million.

     On September 29, 1997, effective October 1, 1997, NCO purchased all of the outstanding stock CAC for $1.8 million in cash. On September 30, 1997, effective October 1, 1997, NCO purchased all of the outstanding stock of Advantage for $2.9 million in cash, 30,961 shares of its Common Stock and $1,000,000 in notes payable. The purchase price was valued at $5.0 million. The notes bear interest payable monthly at a rate of 8.0% per annum with principal due in September 2002. Cash paid for the acquisitions of CAC and Advantage is included on the balance sheet at September 30, 1997, under the caption "Deposits on acquisitions."

     During the nine months ended September 30, 1997, capital expenditures were $2.6 million compared to $708,000 in comparable period in 1996. In connection with the Company's move to new corporate headquarters the Company was able to exchange certain furniture and equipment with a net book value of $234,000 for credit toward the purchase of new fixed assets. Other assets were abandoned and the loss of $41,000 has been reflected in the accompanying financial statements.

     Cash provided by financing activities was $39.5 million during the nine months ended September 30, 1997 compared to $11.5 million for the comparable period in 1996. Bank borrowings had been the Company's primary source of cash from financing activities and were used for acquisitions and, along with cash provided by operations, for distributions to shareholders. The Company raised net proceeds of approximately $39.4 million in the 1997 Offering. The Company used a portion of the proceeds from the IPO and the 1997 Offering to repay $8.35 million of outstanding indebtedness under the Credit Agreement. In addition, the Company received $211,000 from the exercise of employee stock options during the third quarter of 1997. The Company raised net proceeds of approximately $28.8 million in the IPO in November 1996 of which $15.0 million was used to repay outstanding indebtedness under the Credit Agreement and approximately $3.2 million was used to pay undistributed S Corporation earnings during the nine months ended September 30, 1996. Total distributions to shareholders were $852,000 for the nine months ended September 30, 1996.

     In July 1995, the Company entered into a revolving credit agreement with Mellon Bank, N.A. which provided for borrowings up to $7.0 million at an interest rate equal to prime plus 1.375%, which was subsequently increased to $15.0 million in September 1996, to be utilized for working capital and strategic acquisitions. Subsequent to the IPO, Mellon Bank, N.A. increased the revolving credit facility to $25.0 million and decreased the rate of interest to 2.5% over LIBOR. Mellon Bank, N.A. reduced the interest rate to 1.5% over LIBOR upon the completion of the Company's 1997 Offering. Outstanding borrowings under the Credit Agreement at September 30, 1997 and 1996 were $0.0 and $7.0 million, respectively. The revolving credit line is collateralized by substantially all the assets of the Company and includes certain financial covenants such as maintaining minimum working capital and net worth requirements and includes restrictions on, among other things, capital expenditures and distributions to shareholders. The outstanding borrowings on the revolving credit facility were repaid in full with the proceeds of the IPO and the 1997 Offering.

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

     The Company believes that funds generated from operations, together with existing cash, the net proceeds from the 1997 Offering and available borrowings under its Credit Agreement will be sufficient to finance its current operations and planned capital expenditure requirements and internal growth at least through September 30, 1998. However, the Company could require additional debt or equity financing if it were to make any significant acquisitions for cash.

                           Part II. Other Information


Item 1.  Legal Proceedings

     The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management believes that none of these legal proceedings will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 2.  Changes in Securities

     n July 1997, the Company issued 150,000 shares of Common Stock upon the exercise of a warrant issued to an affiliate of Mellon Bank in connection with the Company's Credit Agreement and 76,923 shares of Common Stock upon the conversion of the Company's $1.0 million Convertible Note issued pursuant to the MAB acquisition. These shares were issued by the Company in reliance upon the exemption from the registration requirements provided by Section 4(2)of the Securities Act and were subsequently sold by the holders in the Company's public offering completed on such date.

     In July 1997, the Company issued 50,320 shares of Common Stock upon the exercise of a stock options granted to certain employees of the Company. These shares were issued to the employees in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act and/or Rule 701 promulgated under the Securities Act. These shares were subsequently sold by the holders in the Company's public offering completed on such date.

     On September 30, 1997, effective October 1, 1997, the Company issued 30,961 shares of Common Stock in connection with the acquisition of ADVANTAGE Financial Services, Inc. These shares were issued by the Company in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

     The Company completed its initial public offering of Common Stock in November 1996 (the "IPO") pursuant to its Registration Statement on From S-1 (Registration No. 333-11745) which became effective on November 6, 1996. The Company's Reports of Sales of Securities and Use of Proceeds Therefrom on Form SR, as amended, filed witht the Commission on or about February 19, 1997 and May 7, 1997 are hereby incorporated by reference. In such Reports, the Company had disclosed that all of the net offering proceeds of $28,876,372 from the IPO had been used except that $3,000,000 of net proceeds was temporarily invested in short-term investment grade securities. The Issuer hereby updates such Reports to disclose that all of such remaining proceeds of $3,000,000 were used, together with a portion of the net proceeds form the Company's July 1997 offering of Common Stock, to repay outstanding borrowings under the Company's revolving credit facility.

Item 3.  Defaults Upon Senior Securities

     None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders

     None - not applicable

Item 5.  Other Information

     NCO Group, Inc. has been awarded a contract to perform collection services for the United States Department of Education. The contract has an initial term of four years.

The first placement of accounts is anticipated at the beginning of the first quarter of 1998 and the Company anticipates that the contract will begin to produce revenue by the end of the first quarter of 1998. The contract should have no effect on earnings for calendar year 1998 as a whole, and should be accretive to earnings in 1999. However, the costs in the initial period of the contract could reduce operating results by as much as $.04 per share for each of the fourth quarter of 1997 and the first quarter of 1998. Unlike other new business opportunities which typically allow NCO to closely match the timing of expenses to coincide with the incoming stream of revenue, this contract requires the Company to make an investment in additional equipment and a segregated call center location and to have personnel in place prior to receiving the initial placement of accounts from the Department of Education. The Company believes that this initial investment should be more than offset by the size and extended nature of this contract.

Certain statements in this Item 5, including, without limitation, statements as to the effects of the Department of Education contract on the Company's expenses, revenue or its profitability, or as to management's belief, expectations and opinions, are forward-looking statements that involve risks and uncertainties and are subject to change at any time. In addition to the factors discussed above, certain other factors, including without limitation, the risks that the implementation of the contract will be delayed, that the Company will incur higher than anticipated costs, that the revenues from the contract will be less than anticipated or that the Department of Education will terminate the contract prior to the end of the term, as well as risks associated with growth, future acquisitions, fluctuations in quarterly operating results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K, filed on March 31, 1997, as amended, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements

Item 6.  Exhibits and Reports on 8-K

     (a)  Exhibits
         27.1      Financial Data Schedule

      Reports on Form 8-K

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 13, 1997                By: /s/ Michael J. Barrist
                                              -------------------------------
                                              Michael J. Barrist
                                              Chairman and Chief
                                              Executive Officer



Date:    November 13, 1997                By: /s/ Steven L. Winokur
                                              -------------------------------
                                              Steven L. Winokur
                                              Executive Vice President, Finance
                                              and Chief Financial Officer