Form 10-K
period 1997-12-31
NCO GROUP INC
filed 1998-03-31
CIK 1022608

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-K
    (Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal Year ended December 31, 1997
                                      or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ___________ to ___________

                          Commission File No. 0-21639

                                NCO GROUP, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

            Pennsylvania                                 23-2858652
 --------------------------------             ---------------------------------
 (State or Other Jurisdiction of              (IRS Employer Identification No.)
  Incorporation or Organization)

       515 Pennsylvania Ave.
   Ft. Washington, Pennsylvania                           19034-3313
   ----------------------------               ---------------------------------
      (Address of principal                              (Zip Code)
       executive offices)

       Registrant's Telephone Number, Including Area Code (215) 793-9300
                                                          --------------
       Securities Registered Pursuant to Section 12(b) of the Act: None
                                                                   ----
          Securities Registered Pursuant to Section 12(g) of the Act:

    Common Stock, no par value                            13,391,584
  -----------------------------                -----------------------------
        (Title of Class)                       (Number of Shares Outstanding
                                                    as of March 30, 1998)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant is $240,384,419(1)

Certain portions of the Company's Proxy Statement to be filed in connection with its 1998 Annual Meeting of Shareholders are incorporated by reference in
Part I and Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.


                               -----------------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock, multiplied by $25.25, the last reported sale price for the Company's Common Stock on March 30, 1998. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                     PART I
Item 1.       Business                                                                           1
Item 2.       Properties.                                                                        19
Item 3.       Legal Proceedings.                                                                 20
Item 4.       Submission of Matters to a Vote of Security Holders.                               20
Item 4.1      Executive Officers of the Registrant who are not also Directors.                   20

                                     PART II

Item 5.       Market for Registrant's Common Equity and                                          20
              Related Shareholder Matters.
Item 6.       Selected Financial Data.                                                           23
Item 7.       Management's Discussion and Analysis of Financial                                  25
                  Condition and Results of Operations.
Item 7a       Quantitative and Qualitative Disclosure about Market Risk                          34
Item 8.       Financial Statements and Supplementary Data.                                       34
Item 9.       Changes in and Disagreements with Accountants on Accounting and                    34
                  Financial Disclosure.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.                                35
Item 11.      Executive Compensation.                                                            35
Item 12.      Security Ownership of Certain Beneficial Owners and Management.                    35
Item 13.      Certain Relationships and Related Transactions.                                    35

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                  36
              Signatures                                                                         41

              Index to Consolidated Financial Statements                                         F-1









All share and per share data have been restated to reflect the three-for-two stock split of the Company's Common Stock paid in December 1997.

                                     PART I

Item 1.           Business.

General

     NCO Group, Inc. ("NCO" or the "Company") is a leading provider of accounts receivable management and related services utilizing an extensive teleservices infrastructure. The Company develops and implements customized management solutions for clients. The Company provides these services on a national basis from 23 call centers located in 15 states. The Company employs advanced workstations and sophisticated call management systems comprised of predictive dialers, automated call distribution systems, digital switching and customized computer software. Through efficient utilization of technology and intensive management of human resources, the Company has achieved rapid growth in recent years. Since April 1994, the Company has completed twelve acquisitions which have enabled it to increase its penetration of existing markets, establish a presence in certain new markets, offer additional services, and realize significant operating efficiencies. In addition, the Company has leveraged its infrastructure by offering additional services including telemarketing, customer service call centers, market research and other outsourced administrative services. The Company believes that it is currently among the five largest accounts receivable management companies in the United States.

     The Company provides its services principally to clients in the financial services, healthcare, education, telecommunications, retail and commercial, utilities and government sectors. In 1997, the Company had over 8,000 clients, including Bell Atlantic Corporation, Mellon Bank, N.A., NationsBank, Citicorp, MCI Communication, Federal Express Corporation, and Airborne Express. No client accounted for more than 4.0% of the Company's actual revenue in 1997. For its accounts receivable management services, the Company generates substantially all of its revenue on a contingency fee basis. The Company seeks to be a low cost provider and as such its fees typically range from 15% to 35% of the amount recovered on behalf of the Company's clients, with an average of approximately 25.5% in 1997. According to the 1996 Top Collection Markets Survey published by the American Collectors Association, Inc. ("ACA"), an industry trade group, the average fees realized by the accounts receivable management companies surveyed were in the range of 30% to 43% depending upon the industries served. For many of its other outsourced teleservices, the Company is paid on a fixed fee basis. While NCO's contracts are relatively short-term, the Company seeks to develop long-term relationships with its clients and works closely with them to provide quality, customized solutions.

     Increasingly, companies are outsourcing many non-core functions to focus on revenue generating activities, reduce costs and improve productivity. In particular, many corporations are recognizing the advantages of outsourcing accounts receivable management and other services as a result of numerous factors including: (i) the increasing complexity of such functions; (ii) changing regulations and increased competition in certain industries; and (iii) the development of sophisticated call management systems requiring substantial capital investment, technical capabilities and human resource commitments. Consequently, receivables referred to third parties for management and recovery in the United States have grown substantially from approximately $43.7 billion in 1990 to approximately $116.0 billion in 1996, according to estimates published by the ACA. While significant economies of scale exist for large accounts receivable management companies, the industry remains highly fragmented. Based on information obtained from the ACA, there are currently approximately 6,500 accounts receivable management companies in operation, the majority of which are small, local businesses. Given the financial and competitive constraints facing these small companies and the limited number of liquidity options for the owners of such businesses, the Company believes that the industry will experience consolidation in the future.

     The Company strives to be a cost-effective, client service driven provider of accounts receivable management and other related teleservices to companies with substantial outsourcing needs. The Company's business strategy encompasses a number of key elements which management believes are necessary to ensure quality service and to achieve consistently strong financial performance. First, the Company focuses on the efficient utilization of its technology and infrastructure to constantly improve productivity. The Company's teleservices infrastructure enables it to perform large scale accounts receivable management programs cost effectively and to rapidly and efficiently integrate the Company's acquisitions. A second critical component is NCO's commitment to client service. Management believes that the Company's emphasis on designing and implementing customized accounts receivable management programs for its clients provides it with a significant competitive advantage. Third, the Company seeks to be a low cost provider of accounts receivable management services by centralizing all administrative functions and minimizing overhead at all branch locations. Lastly, the Company is targeting larger clients which offer significant cross-selling opportunities and have greater outsourcing requirements.

     The Company seeks to continue its rapid expansion through both internal and external growth. The Company intends to continue to take advantage of the fragmented nature of the accounts receivable management industry by making strategic acquisitions. Through selected acquisitions, the Company will seek to serve new geographic markets, expand its presence in its existing markets or add complementary services. In addition, the Company has experienced and expects to continue to experience strong internal growth by continually striving to increase its market share, expand its industry-specific market expertise and develop and offer new value-added services. The Company regularly reviews various strategic acquisition opportunities and periodically engages in discussions regarding such possible acquisitions.

     The Company's principal executive offices are located at 515 Pennsylvania Avenue, Fort Washington, Pennsylvania, and its telephone number is (215) 793-9300.

     Acquisition History

     Since 1994, the Company has completed twelve strategic acquisitions which have expanded its client base and geographic presence, increased its presence in key industries, added complementary services, and substantially increased its revenues and profitability. A key element of the Company's growth strategy is to pursue selected strategic acquisitions to serve new geographic markets or industries, expand its presence in its existing markets and add complementary service applications. The Company regularly reviews various strategic acquisition opportunities and periodically engages in discussions regarding such possible acquisitions.

     In March 1998, the Company entered into an agreement with FCA International Ltd. ("FCA") under which NCO or an affiliate, will make a cash tender offer (which is expected to be mailed on or before April 7, 1998) for all of the outstanding common shares of FCA at $9.60 per share, Canadian (equivalent to $6.77 in U.S. dollars based upon an exchange rate of .7053) as of March 24, 1998, the "Date of the Agreement". The acquisition is valued at approximately $68.0 million (U.S. dollars), based upon an exchange rate of
 .7053, and is subject to the tender of two-thirds of the outstanding common shares, on a fully diluted basis, and customary conditions including normal regulatory approval. FCA's Board of Directors unanimously approved the agreement and has agreed, subject to certain conditions to recommend that shareholders tender their common shares into the offer. Pursuant to the agreement, Fairfax Financial Holdings Limited has agreed, subject to certain conditions, to tender to the bid, the common shares of FCA owned or controlled by it. Fairfax currently owns or controls approximately 2,840,485 common shares, representing approximately 27% of the common shares outstanding on a fully-diluted basis.

A summary of completed acquisitions is as follows:

The Response Center

         On February 6, 1998, the Company purchased certain assets of The Response Center ("TRC"), which was an independent division of TeleSpectrum Worldwide, Inc., for $15.0 million in cash, plus an earn-out based on the value of the Company's market research business at December 31, 1998. The Response Center is a full-service custom market research company providing services to the telecommunications, financial services, utilities, healthcare, pharmaceutical and consumer products sectors. Its capabilities include problem conceptualization, program design, data gathering (by telephone, mail, and focus groups), as well as data tabulation, results analysis and consulting. The Response Center, located in Upper Darby, Pennsylvania, and Philadelphia, Pennsylvania, had 1997 revenues of approximately $8.0 million.

Collection Division of American Financial Enterprises, Inc.

         On December 31, 1997, effective January 1, 1998, the Company purchased certain assets of the Collection Division of American Financial Enterprises, Inc. ("AFECD") for $1.65 million in cash. AFECD, an accounts receivable management company, will expand NCO's penetration into the governmental and insurance sectors. The Collection Division of American Financial Enterprises had 1997 revenues of approximately $1.7 million.

ADVANTAGE Financial Services, Inc.

         On October 1, 1997, the Company purchased all of the outstanding stock of ADVANTAGE Financial Services, Inc. ("AFS") for $2.9 million in cash, a $1.0 million note payable which bears interest payable at a rate of 8.0% per annum with one-half of the principal due in April 1998 and the balance due in January 1999 , and 46,442 shares of the Company's common stock. The acquisition was valued at approximately $5.0 million. AFS, an accounts receivable management company located in Dayton, Ohio and Bristol, Tennessee, will allow NCO further penetration into the medical, telecommunications and commercial sectors. AFS had 1996 revenues of approximately $5.1 million.

Credit Acceptance Corp.

         On October 1, 1997, the Company purchased all of the outstanding stock of Credit Acceptance Corp. ("CAC") for $1.8 million in cash. CAC, an accounts receivable management company located in Pittsburgh, Pennsylvania, will provide NCO with further penetration into the healthcare sector. CAC had 1996 revenues of $2.3 million.

Collections Division of CRW Financial, Inc.

     On February 2, 1997, NCO purchased certain assets and assumed certain liabilities of the Collections Division of CRW Financial, Inc. ("CRWCD") for $3.75 million in cash, 517,767 shares of Common Stock and warrants to purchase 375,000 shares of Common Stock at an exercise price of $18.417 per share. The purchase price was valued at approximately $12.8 million. CRWCD provided accounts receivable management services principally to the telecommunications, education, financial, government and utility sectors from 14 offices located throughout the United States. In addition, CRWCD had a commercial collections division.


CMS A/R Services

     On January 31, 1997, NCO purchased certain assets of CMS A/R Services ("CMSA/R"), a division of CMS Energy Corporation, for $5.1 million in cash. CMSA/R, located in Jackson, Michigan, specializes in providing a wide range of accounts receivable management services to the utility industry, including traditional recovery of delinquent accounts, outsourced administrative services, early stage accounts receivable management and database management services.

Tele-Research Center, Inc.

     On January 30, 1997, NCO purchased certain assets of Tele-Research Center, Inc. ("Tele-Research"), for $1.6 million in cash, which increased in January 1998 by an additional $600,000 when certain revenue targets were reached in the period following the acquisition. Tele-Research, located in Philadelphia, Pennsylvania, provided market research, data collection, and other teleservices to market research companies as well as end-users.

Goodyear & Associates, Inc.

     On January 22, 1997, NCO purchased all of the outstanding stock of Goodyear & Associates, Inc. ("Goodyear") for $4.5 million in cash and a $900,000 convertible note. The note is convertible into the Company's Common Stock, at any time, at $14.117 per share and bears interest payable monthly at a rate of 8.0% per annum with principal due in January 2002. Goodyear, based in Charlotte, North Carolina, provided accounts receivable management services principally to the telecommunications, education, and utility sectors.

Management Adjustment Bureau, Inc.

     On September 5, 1996, NCO purchased all of the outstanding stock of Management Adjustment Bureau, Inc. ("MAB") for $8.0 million in cash and a $1.0 million convertible note. In July 1997, the note was converted into 115,385 shares of the Company's Common Stock which were sold by the holder in the Company's public offering completed in July 1997. MAB, based in Buffalo, New York, provided accounts receivable management services, principally to the education, financial services, telecommunications and utility sectors.

Trans Union Corporation Collections Division

     On January 3, 1996, NCO purchased certain assets of the Trans Union Corporation Collections Division ("TCD") for $4.8 million in cash. TCD provided accounts receivable management services, principally to the telecommunications, utility and healthcare sectors from offices in Pennsylvania, Ohio and Kansas.

Eastern Business Services, Inc.

     On August 1, 1995, NCO purchased certain assets of Eastern Business Services, Inc. ("Eastern") for $1.6 million in cash and the assumption of a non-interest bearing note payable, with a face amount of $252,000 ($207,000, net of unamortized discount based on an imputed interest rate of 10%), and certain other accounts payable in the amount of $209,000. Eastern, based in Beltsville, Maryland, provided accounts receivable management services, principally to the utility and healthcare sectors.

B. Richard Miller, Inc.

     On April 29, 1994, NCO purchased certain assets of B. Richard Miller, Inc. ("BRM") for $1.0 million in cash, the issuance by the Company of a $127,000 promissory note and the issuance of 185,705 shares of Common Stock and an option to acquire 130,322 shares of Common Stock at an exercise price of $1.44 per share (which option was exercised in 1995). In connection with the acquisition, BRM's principal shareholder became an executive officer of the Company. BRM, previously based in Ardmore, Pennsylvania, provided accounts receivable management services, principally to the education industry.

     Collectively, the acquisitions of Goodyear, CMSA/R, Tele-Research, and CRWCD are known as the "1Q97 Acquisitions." Collectively, the 1Q97 Acquisitions, CAC and AFS are known as the "1997 Acquisitions." Collectively, the acquisition of AFECD and TRC are known as the "1Q98 Acquisitions."

     Financial Impact of Acquisitions

     The Company financed the acquisition of AFS, CAC, AFECD and TRC with proceeds of the Company's public offering of stock completed in July 1997 (the "1997 Offering"). The Company financed the acquisitions of Goodyear, CMSA/R, Tele-Research and CRWCD with borrowings of approximately $8.4 million on its revolving credit facility with Mellon Bank, N.A., the net proceeds of the Company's initial public offering (the "IPO") and funds from operations. The borrowings on the revolving credit facility were repaid with a portion of the proceeds from the 1997 Offering. The Company financed the MAB, TCD, Eastern and BRM acquisitions with borrowings from Mellon Bank, N.A. which borrowings were repaid with proceeds from the IPO. In September 1996, the bank increased the Company's revolving credit facility from $7.0 million to $15.0 million to finance the acquisition of MAB. The bank further increased this facility to $25.0 million at an interest rate of LIBOR plus 2.5% in December 1996. The Company granted the bank a warrant to acquire 263,297 shares of Common Stock at a nominal exercise price in consideration for establishing the revolving credit facility for acquisitions, and granted additional warrants to purchase 69,840 shares and 27,750 shares of Common Stock at an exercise price of $8.67 per share in consideration for increasing the revolving credit facility to $15.0 million and to $25.0 million, respectively. An affiliate of the bank has exercised all of these warrants. In March 1998, the bank increased the line of credit to $75.0 million in connection with the proposed cash tender offer for FCA International Ltd., subject to the satisfaction of certain closing conditions.

     The acquisitions have been accounted for under the purchase method of accounting for financial reporting purposes. Through December 31, 1997, these acquisitions have created goodwill estimated at $41.8 million which is being amortized over a 15 to 25 year period resulting in amortization expense of approximately $2.1 million annually.

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

     Skip Tracing. In cases where the client's customer's telephone number or address is unknown, the Company systematically searches the United States Post Office National Change of Address service, consumer data bases, electronic telephone directories, credit agency reports, tax assessor and voter registration records, motor vehicle registrations, military records and other sources. The geographic expansion of banks, credit card companies, national and regional telecommunications companies and managed healthcare providers along with the mobility of consumers has increased the demand for locating the client's customers. Once the Company has located the client's customer, the notification process can begin.

     Account Notification. The Company initiates the recovery process by forwarding an initial letter which is designed to seek payment of the amount due or open a dialogue with the client's customers who cannot afford to pay at the current time. This letter also serves as an official notification to each customer of their rights as required by the federal Fair Debt Collection Practices Act. The Company continues the recovery process with a series of mail and telephone notifications. Telephone representatives remind the client's customer of their obligation, inform them that their account has been placed for collection with the Company and begin a dialogue to develop a payment program.

     Credit Reporting. At a client's request, the Company will electronically report delinquent accounts to one or more of the national credit bureaus where it will remain for a period of up to seven years. The denial of future credit often motivates the payment of all past due accounts.

     Litigation Management. When account balances are sufficient, the Company will also coordinate litigation undertaken by a nationwide network of attorneys that the Company utilizes on a routine basis. Typically, account balances must be in excess of $1,000 to warrant litigation and the client is asked to advance legal costs such as filing fees and court costs. Attorneys generally are compensated on a contingency fee basis. The Company's collection support staff manages the Company's attorney relationships and facilitates the transfer of all necessary documentation.

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

     Market Research. The Company provides full-service custom market research services to the telecommunications, financial services, utilities, healthcare, pharmaceutical and consumer products sectors. Its capabilities include problem conceptualization, program design, data gathering (by telephone, mail, and focus groups), as well as data tabulation, results analysis and consulting.

     Telemarketing. The Company provides telemarketing services for clients, including lead generation and qualification, and the actual booking of appointments for a client's sales representatives.

     Customer Service Call Center. The Company utilizes its communications and information system infrastructure to supplement or replace the customer service function of its clients. For example, the Company is currently engaged by a large regional utility to provide customer service functions for a segment of the utility's customer base that is delinquent.

     Accounts Receivable Outsourcing. The Company complements existing service lines by offering adjunct billing services to clients as an outsourcing option. Additionally, the Company can assist healthcare clients in the billing and management of third party insurance.

     Custom Designed Business Applications. The Company has the ability to provide outsourced administrative and other back-office responsibilities currently conducted by its clients. For example, the Company was engaged by United Healthcare, a national health insurer, to assume all administrative operations for its COBRA and individual conversion coverage, including all responsibility for premium billing and payment processing, customer service call center and policy fulfillment.

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

     NCO provides its accounts receivable management services through the operation of 23 state-of-the-art call centers which are electronically linked through a national wide area network. The Company utilizes two computer platform systems. One system consists of two Unix-based NCR 4300 computers which are linked via network servers to 873 workstations and which provide necessary redundancy (either computer can operate the system in the event of the failure of the other) and excess capacity for future growth. The other system consists of three Unix-based Hewlett-Packard computers which are linked via network servers to 479 workstations. The computers are linked via network servers to the Company's 1352 workstations, which consist of personal computers and terminals that are linked to the microcomputers, but do not necessarily have separate processors.

     The Company utilizes 20 predictive dialer locations with 542 stations to address its low balance, high volume accounts. These systems scan the Company's database and simultaneously initiate calls on all available telephone lines and determine if a live connection is made. Upon determining that a live connection has been made, the computer immediately switches the call to an available representative and instantaneously displays the associated account record on the representative's workstation. Calls that reach other signals, such as a busy signal, telephone company intercept or no answer, are tagged for statistical analysis and placed in priority recall queues or multiple-pass calling cycles. The system also automates virtually all record keeping and follow-up activities including letter and report generation. The Company's automated method of operations dramatically improves the productivity of the Company's collection staff.

     The Company employs a 20 person MIS staff led by a Vice President, Chief Information Officer. The Company maintains disaster recovery contingency plans and has implemented procedures to protect the loss of data against power loss, fire and other casualty. The Company has implemented a security system to protect the integrity and confidentiality of its computer system and data and maintains comprehensive business interruption and critical systems insurance on its telecommunications and computer systems.

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

Client Relationships

     The Company's client base currently includes over 8,000 companies in the financial services, healthcare, retail and commercial, education, telecommunications, utilities and government sectors. The Company's 10 largest clients in 1997 accounted for approximately 21.7% of the Company's revenue on a pro forma basis assuming that the 1997 Acquisitions had occurred on January 1, 1997. In 1997, no client accounted for more than 4.0% of total revenue (on an actual or a pro forma basis). In 1997, the Company on a pro forma basis derived 50.1% of its referrals from financial institutions (which includes banking and insurance sectors), 19.7% from healthcare organizations, 10.6% from retail and commercial entities, 7.5% from educational organizations, 6.1% from telecommunications companies, 3.6% from utilities, and 2.3% from government entities.

The following table sets forth a list of certain of the Company's key clients:


      Financial Services                       Healthcare                         Retail and Commercial
-------------------------------      --------------------------------        ---------------------------------
First Union Corporation              Catholic Healthcare                     Airborne Freight Corporation
                                     Initiatives
Mellon Bank Corporation              Hutchinson Hospital                     Emery Worldwide
                                     Corporation
NationsBank Corporation              Kaiser Permanente                       Federal Express Corporation
The Progressive Corporation          Medical Center of Delaware              The Bon Ton Stores, Inc.
United Healthcare Corporation        Reimbursement Technologies,
                                     Inc.


                                                                                         Government
           Education                        Telecommunications                         and Utilities
-------------------------------      -------------------------------         ---------------------------------
California Student Aid               Bell Atlantic Corporation               Commonwealth Edison Company
   Commission                        BellSouth Corporation                   Massachusetts Department of
Pennsylvania  State                  Frontier Cellular                          Revenue
University
Pennsylvania Higher Education        MCI Communication                       New York State Electric & Gas
    Assistance Agency                Sprint Corporation                         Corporation
Rutgers University                                                           PECO Energy Company
University of Pennsylvania                                                   City of Philadelphia

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

         Sales and Marketing

         The Company utilizes a focused and highly professional direct selling effort in which sales representatives personally cultivate relationships with prospects and existing clients. The Company's sales effort consists of a 31 person direct sales force. Each sales representative is charged with identifying leads, qualifying prospects and closing sales. When appropriate, Company operating personnel will join in the sales effort to provide detailed information and advice regarding the Company's operational capabilities. Sales and operating personnel also work together to take advantage of potential cross-selling opportunities. The Company supplements its direct sales effort with print media and attendance at trade shows.

     Many of the Company's prospective clients issue requests-for-proposals ("RFPs") as part of the contract award process. The Company has on staff a technical writer for the purpose of preparing detailed, professional responses to RFPs.

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

         As of December 31, 1997, the Company had a total of 1,325 full-time employees and 493 part-time employees, of which 1,447 were telephone representatives. None of the Company's employees is represented by a labor union. The Company believes that its relations with its employees are good.


         Competition

         The accounts receivable management industry is highly competitive. The Company competes with approximately 6,500 providers, including large national corporations such as Outsourcing Solutions, Inc., GC Services, Inc., and Equifax, as well as many regional and local firms. Many of the Company's competitors have substantially greater resources, offer more diversified services and operate in broader geographic areas than the Company. In addition, the accounts receivable management services offered by the Company, in many instances, are performed in-house. Moreover, many larger clients retain multiple accounts receivable management and recovery providers which exposes the Company to continuous competition in order to remain a preferred vendor. The Company believes that the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client's requirements, personalized service, sophisticated call and information systems and price. The Company also competes with other firms, such as SITEL Corporation, APAC TeleServices, Inc. and Teletech Holdings, Inc., in providing teleservices.

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

         Investment Considerations

         Certain statements included in this Annual Report on Form 10-K, including, without limitation, statements regarding the anticipated growth in the amount of accounts receivable placed for third-party management, the continuation of trends favoring outsourcing of other administrative functions, the Company's objective to grow through strategic acquisitions and its ability to realize operating efficiencies upon the completion of recent acquisitions and other acquisitions that may occur in the future, the Company's ability to expand its service offerings, the anticipated changes in revenues from acquired companies, trends in the Company's future operating performance and statements as to the Company's or management's beliefs, expectations and opinions, are forward-looking statements. The factors discussed below, and elsewhere in this Annual Report on Form 10-K, could cause actual results and developments to be materially different from those expressed in or implied by such statements. Accordingly, in addition to the other information contained, or incorporated by reference, in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating an investment in the Company's Common Stock.

Risks Associated with Recent Acquisitions

         The businesses acquired in the first quarter of 1998 had combined revenues of $9.7 million in 1997 compared to the Company's revenue of $85.3 million in 1997 ($103.5 million on a pro forma basis assuming that the 1997 Acquisitions and the 1Q98 Acquisitions had occurred on January 1, 1997. The Company is currently in the process of integrating the acquisition of AFS, CAC, and the 1Q98 Acquisitions as well as completing the integration of the 1Q97 Acquisitions. Such integration will likely place significant demands on the Company's management and infrastructure. There can be no assurance that businesses acquired in the 1997 Acquisitions or the 1Q98 Acquisitions will be successfully integrated with that of the Company, that the Company will be able to realize operating efficiencies or eliminate redundant costs or that their businesses will be operated profitably. Further, there can be no assurance that clients of the acquired businesses will continue to do business with the Company or that the Company will be able to retain key employees.

Risks Associated with Rapid Growth

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

Risks Associated with Future Acquisitions

         A primary element of the Company's growth strategy is to continue to pursue strategic acquisitions that expand and complement the Company's business. The Company regularly reviews various strategic acquisition opportunities and periodically engages in discussions regarding such possible acquisitions. Currently the Company is not a party to any agreements, understandings, arrangements or negotiations regarding any material acquisitions except as noted regarding the agreement with FCA International Ltd. under which NCO or an affiliate, will make a cash tender offer for all of the outstanding common shares of FCA. However, as the result of the Company's process of regularly reviewing acquisition prospects, negotiations may occur from time to time if appropriate opportunities arise. There can be no assurance that the Company will be able to identify additional acquisition candidates on terms favorable to the Company or in a timely manner, enter into acceptable agreements or close any such transactions. There can also be no assurance that the Company will be able to continue its acquisition strategy, and any failure to do so could have a materially adverse effect on the Company's business, financial condition, results of operations and ability to sustain growth. In addition, the Company believes that it will compete for attractive acquisition candidates with other larger companies, consolidators or investors in the accounts receivable management industry. Increased competition for such acquisition candidates could have the effect of increasing the cost to the Company of pursuing this growth strategy or could reduce the number of attractive candidates to be acquired. Future acquisitions could divert management's attention from the daily operations of the Company and otherwise require additional management, operational and financial resources. Moreover, there is no assurance that the Company will successfully integrate future acquisitions into its business or operate such acquired businesses profitably. Acquisitions also may involve a number of additional risks including: adverse short-term effects on the Company's operating results; dependence on retaining key personnel; amortization of acquired intangible assets; and risks associated with unanticipated problems, liabilities or contingencies. See "Item 1 - Business - Growth Strategy."

         The Company may require additional debt or equity financing to fund any future acquisitions, which may not be available on terms favorable to the Company, if at all. To the extent the Company uses its capital stock for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing shareholders. In the event that the Company's capital stock does not maintain sufficient value or potential acquisition candidates are unwilling to accept the Company's capital stock as consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to continue its acquisition program. If the Company does not have sufficient cash resources or is not able to use its capital stock as consideration for acquisitions, its growth through acquisitions could be limited. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Risks related to FCA Tender offer

         In March 1998, the Company entered into an agreement with FCA International Ltd. ("FCA") under which NCO or an affiliate, will make a cash tender offer (which is expected to be mailed on or before April 7, 1998) for all of the outstanding common shares of FCA at $9.60 per share, Canadian (equivalent to $6.77 in U.S. dollars based upon an exchange rate of .7053). The acquisition is valued at approximately $68.0 million [USD], based upon an exchange rate of
 .7053, and is subject to the tender of two-thirds of the outstanding common shares, on a fully diluted basis, and customary conditions including normal regulatory approvals. There can be no assurance that the FCA tender offer will be successful. The Company will be required to borrow some or all of the proceeds to pay for the FCA tender offer. In the event that the Company is successful in the acquisition of FCA, the integration of FCA could divert management's attention from the daily operation of the Company, require additional management, operational and financial resources, and place significant demands on the Company's management and infrastructure. There can be no assurance that if acquired, FCA's operations can be successfully integrated with that of the Company, that the Company will be able to realize operating efficiencies or eliminate redundant costs, or that its business will be operated profitably. Further, there can be no assurance that clients of FCA will continue to do business with the Company, or that the Company will be able to retain key employees.

Fluctuations in Quarterly Operating Results

         The Company has experienced and expects to continue to experience quarterly variations in revenue and net income as a result of many factors, including the timing of clients' accounts receivable management programs, the commencement of new contracts, the termination of existing contracts, costs to support growth by acquisition or otherwise, the effect of the change of business mix on margins and the timing of additional selling, general and administrative expenses to support new business. In connection with certain customer contracts, the Company could incur costs in periods prior to recognizing revenue under those contracts which may adversely affect the Company's operating results in a particular quarter. The Company's planned operating expenditures are based on revenue forecasts, and if revenues are below expectations in any given quarter, operating results would likely be materially adversely affected. While the effects of seasonality on the Company's business historically have been obscured by its rapid growth, the Company's business tends to be slower in the third and fourth quarters of the year due to the summer and holiday seasons. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company's quarterly operating results could also be affected by the costs and timing of completion and integration of acquisitions.

Dependence on Key Personnel

         The Company is highly dependent upon the continued services and experience of its senior management team, including Michael J. Barrist, Chairman of the Board, President and Chief Executive Officer. The loss of the services of Mr. Barrist or other members of its senior management could have a materially adverse effect on the Company. The Company has five-year employment contracts with Mr. Barrist and certain other key executives. In addition, the Company has a $2.0 million key person life insurance policy on Mr. Barrist. See "Management" contained in, and incorporated by reference to, the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.

Dependence on Certain Sectors; Contract Risks

         Most of the Company's revenues are derived from clients in the financial services, healthcare, retail and commercial, education, telecommunications, utilities and government sectors. A significant downturn in any of these sectors or any trends to reduce or eliminate the use of third-party accounts receivable management services could have a materially adverse impact on the Company's business, results of operations and financial condition. The Company enters into contracts with most of its clients which define, among other things, fee arrangements, scope of services and termination provisions. Clients may usually terminate such contracts on 30 or 60 days notice. Accordingly, there can be no assurance that existing clients will continue to use the Company's services at historical levels, if at all. Under the terms of these contracts, clients are not required to place accounts with the Company but do so on a discretionary basis. In addition, substantially all of the Company's contracts are on a contingent fee basis where the Company recognizes revenues only as accounts are recovered. See "Item 1 - Business."

Competition

         The accounts receivable management industry is highly competitive. The Company competes with approximately 6,500 providers, including large national corporations such as Outsourcing Solutions, Inc., GC Services, Inc., and Equifax, as well as many regional and local firms. Many of the Company's competitors have substantially greater resources, offer more diversified services and operate in broader geographic areas than the Company. In addition, the accounts receivable management services offered by the Company, in many instances, are performed in-house. Moreover, many larger clients retain multiple accounts receivable management providers which exposes the Company to continuous competition in order to remain a preferred vendor. There can be no assurance that outsourcing of the accounts receivable management function will continue or that the Company's clients which currently outsource such services will not bring them in-house. The Company also competes with other firms, such as SITEL Corporation, APAC Teleservices, Inc. and TeleTech Holdings, Inc., in providing teleservices. As a result of these factors, there can be no assurance that competition from existing or potential competitors will not have a materially adverse effect on the Company's results of operations. See "Item 1 - Business Competition."

Risk of Business Interruption; Reliance on Computer and Telecommunications Infrastructure

         The Company's success is dependent in large part on its continued investment in sophisticated telecommunications and computer systems, including predictive dialers, automated call distribution systems and digital switching. The Company has invested significantly in technology in an effort to remain competitive and anticipates that it will be necessary to continue to do so in the future. Moreover, computer and telecommunication technologies are evolving rapidly and are characterized by short product life cycles, which require the Company to anticipate technological developments. There can be no assurance that the Company will be successful in anticipating, managing or adopting such technological changes on a timely basis or that the Company will have the capital resources available to invest in new technologies. In addition, the Company's business is highly dependent on its computer and telecommunications equipment and software systems, the temporary or permanent loss of which, through casualty or operating malfunction, could have a materially adverse effect on the Company's business. The Company's business is materially dependent on service provided by various local and long distance telephone companies. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of the Company's services, or any significant interruption in telephone services, could have a materially adverse impact on the Company. See "Item 1 - Business - Operations."

Risks Associated with Year 2000

         NCO has initiated a program to evaluate and address the impact of the year 2000 on its information systems in order to insure that its network, computer systems and software will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. Based on information known at this time about the Company's systems, management does not expect year 2000 compliance costs to have a material adverse impact on the Company's business or results of operations. No assurance can be given, however, that unanticipated or undiscovered year 2000 compliance problems will not have a material adverse effect on the Company's business or results of operations. In addition, if the Company's clients or significant suppliers and contractors do not successfully achieve year 2000 compliance, the Company's business and results of operations could be adversely affected.

Dependence on Labor Force

         The accounts receivable management industry is very labor intensive and experiences high personnel turnover. Many of the Company's employees receive modest hourly wages and a portion of these employees are employed on a part-time basis. A higher turnover rate among the Company's employees would increase the Company's recruiting and training costs and could adversely impact the quality of services the Company provides to its clients. If the Company were unable to recruit and retain a sufficient number of employees, it would be forced to limit its growth or possibly curtail its operations. Growth in the Company's business will require it to recruit and train qualified personnel at an accelerated rate from time to time. There can be no assurance that the Company will be able to continue to hire, train and retain a sufficient number of qualified employees. Additionally, an increase in hourly wages, costs of employee benefits or employment taxes also could materially adversely affect the Company. See "Item 1
- Business - Personnel and Training."

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

         Several of the industries served by the Company are also subject to varying degrees of government regulation. Although compliance with these regulations is generally the responsibility of the Company's clients, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations. See "Business-Government Regulation."

Control by Principal Shareholders

         Michael J. Barrist beneficially owns approximately 19.9% of the Common Stock, and together with the other executive officers of the Company, beneficially owns approximately 33.3%. As a result of such voting concentration, Mr. Barrist, together with other executive officers of the Company, would likely be able to effectively control most matters requiring approval by the Company's shareholders, including the election of directors. Such voting concentration may have the effect of delaying, deferring or preventing a change in control of the Company. See "Management" and "Beneficial Ownership of Common Stock" contained in, and incorporated by reference to, the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.

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

Shares Eligible for Future Sale

         Sales of the Company's Common Stock in the public market could adversely affect the market price of the Company's Common Stock and could impair the Company's future ability to raise capital through the sale of equity securities. As of March 30, 1998, the Company had 13,391,584 shares of Common Stock outstanding. Of these shares, a total of 8,968,254 shares are freely tradable without restriction or further registration under the Securities Act of 1933 (the "Securities Act"). The remaining 4,423,330 shares are "restricted securities," as that term is defined in Rule 144 under the Securities Act, and may be sold only in accordance with an exemption from registration, such as the exemption provided by Rule 144. The Company also has outstanding a $900,000 Convertible Note convertible into 63,755 shares of Common Stock at any time on or before January 22, 2002 issued in connection with the Goodyear acquisition and a warrant to purchase 375,000 shares issued in connection with the CRWCD acquisition, exercisable at anytime on or before January 31, 2002. The holders of the convertible notes and the warrants are entitled to certain demand and/or piggy-back registration rights. The earn-out payable in connection with the TRC acquisition provides, among other things, that the seller may elect to be paid the earn-out in the form of a convertible note, convertible into NCO Common Stock at a price equal to $3.00 above NCO's trailing thirty day average closing per share price. In addition, the Company has reserved approximately 1,051,841 shares of Common Stock reserved for issuance to its employees, directors, consultants and advisors under the Company's 1995 Stock Option Plan, 1996 Stock Option Plan and Non-Employee Director Stock Option Plan. As of March 30, 1998, options to purchase an aggregate of 923,650 shares of Common Stock are outstanding under all such plans.

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

Item 2.  Properties.

         The Company currently operates 23 leased facilities. The chart below summarizes the Company's call center facilities as of December 31, 1997:

                                                                 Approximate
               Location of Facility                             Square Footage
      ------------------------------------                      --------------
      Fort Washington, PA                                             82,000
      Aurora, CO                                                       4,800
      Bristol, TN                                                      4,000
      Buffalo, NY                                                     30,000
      Charlotte, NC                                                   14,993
      Cleveland, OH                                                    6,948
      Columbia, SC                                                    10,500
      Dayton, OH                                                      13,060
      Fort Washington, PA                                             12,300
      Honolulu, HI                                                     2,878
      Hutchinson, KS                                                     900
      Jackson, MI                                                        754
      New Orleans, LA                                                  6,920
      Odenton, MD                                                     13,336
      Philadelphia, PA                                                 4,720
      Philadelphia, PA                                                 5,700
      Pittsburgh, PA                                                   3,600
      Richardson, TX                                                   6,109
      San Diego, CA                                                    3,151
      Tulsa, OK                                                       13,907
      Wichita, KS                                                     10,000

         In the 1Q98 Acquisitions, the Company acquired two additional processing centers in Philadelphia, Pennsylvania, and a processing center and headquarters for the market research operations in Upper Darby, Pennsylvania.

         The leases of these facilities expire between 1998 and 2010, and most contain renewal options. In addition, the Company leases sales offices in Austin, Texas; Boston, MA; Jericho, NY; Las Vegas, NV; Little Rock, AK; McAllen, TX; Stafford, TX; Tucson, AZ.

         The Company believes that its facilities are adequate for its current operations, but additional facilities may be required to support growth. The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms. In addition, the Company intends to close or consolidate certain offices acquired in the 1997 Acquisitions.

         Prior to July 1997, the Company leased space in four buildings in Blue Bell, Pennsylvania from three limited partnerships of which Messrs. Barrist, Piola and Miller and Mr. Barrist's mother, are limited partners and Michael J. Barrist is the sole shareholder of the corporate general partners, pursuant to leases expiring between 1998 and 2000. These leases were terminated with the Company's move to its new Corporate Headquarters. See "Management - Certain Transactions - Leases" contained in, and incorporated by reference to, the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders.

Item 3.  Legal Proceedings.

         The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management believes that none of these legal proceedings will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 4.1 Executive Officers of the Registrant who are not Directors.


                     Name                             Age                       Position
-----------------------------------------------     --------     ----------------------------------------
Steven L. Winokur......................               38         Executive Vice President, Finance,
                                                                 Chief Financial Officer and Treasurer
Joseph C. McGowan......................               45         Executive Vice President and  Chief
                                                                 Operating Officer

         Steven L. Winokur joined the Company in December 1995 as Vice President, Finance, Chief Financial Officer and Treasurer and became Executive Vice President in September 1997. Prior to that, Mr. Winokur acted as a part-time consultant to the Company since 1986. From February 1992 to December 1995, Mr. Winokur was the principal of Winokur & Associates, a certified public accounting firm. From March 1981 to February 1992, Mr. Winokur was a partner with Gross & Company, a certified public accounting firm, where he most recently served as Administrative Partner. Mr. Winokur is a certified public accountant.

         Joseph C. McGowan joined the Company in 1990 as Vice President, Operations and became Executive Vice President and Chief Operating Officer in September 1997. Prior to joining the Company, Mr. McGowan was Assistant Manager of the Collections Department at Philadelphia Gas Works, a public utility, since 1975.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and
         Related Shareholder Matters.

         Following the Company's IPO of Common Stock on November 6, 1996, the Company's Common Stock has been listed on the Nasdaq National Market under the symbol "NCOG." The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices for the Common Stock, as reported by Nasdaq, adjusted to reflect a three-for-two stock split paid in December 1997.

                                                       High             Low
                                                       ----             ---
          1996
                   Fourth Quarter (from November 6)    $13             $11

          1997
                   First Quarter                        18 15/16        11 3/16
                   Second Quarter                       22 1/2          12 3/16
                   Third Quarter                        26 1/2          20 9/16
                   Fourth Quarter                       28 5/16         21

         As of March 30, 1998, the Company's Common Stock was held by approximately 49 holders of record. Based on information obtained from the Company's transfer agent, the Company believes that the number of beneficial owners of its Common Stock is in excess of 1000.

Dividend Policy

         Prior to September 1996, the Company was treated for federal and state income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"), and under Pennsylvania law. As a result of the Company's status as an S Corporation, the Company's shareholders, rather than the Company, were taxed directly on the earnings of the Company for federal and certain state income tax purposes, whether or not such earnings were distributed. The Company made cash distributions to the then current shareholders aggregating $1.1 million and $876,838 in respect of the Company's S Corporation earnings for 1995 and 1996 (through September 3, 1996), respectively. On September 3, 1996 (the "Termination Date"), the Company terminated its status as an S Corporation and thereupon became subject to federal and state income taxes at applicable C Corporation rates. In November 1996, the Company paid to shareholders of record as of the Termination Date a distribution of $3,246,851 representing the Company's undistributed S Corporation earnings through the Termination Date.

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

Sales of Unregistered Securities during 1997

         Set forth below is information concerning certain issuances of Common Stock during 1997 which were not registered under the Securities Act and which have not been previously reported.

         From June to December 1997, the Company granted options to certain executive officers and key employees under the 1996 Stock Option Plan on the dates and at the exercise prices set forth below. Generally, options will become exercisable in equal one-third installments beginning on the first anniversary of the date of grant. All of the options were issued in connection with such employee's employment with the Company and no cash or other consideration was received by the Company in exchange for such options. The options were issued in reliance upon the exemption from the registration requirements provided by
Section 4(2) of the Securities Act.

         Date Issued       Options Granted            Exercise Price
         -----------       ---------------            --------------
         September 1997         37,200                   $23.334
         December 1997         148,825                   $24.50

         In June 1997, the Company issued options pursuant to the 1996 Non-Employee Director Stock Option Plan to purchase 3,000 shares of Common Stock to each of Eric S. Siegel and Alan F. Wise. These options were granted at an exercise price of $19.416 per share. The options were issued in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

Item 6. Selected Financial Data.

                     SELECTED FINANCIAL AND OPERATING DATA
                 (Dollars in thousands, except per share data)

                                     -----------------------------------------------------------------------------------------------
                                          1993           1994           1995             1996                     1997
                                     -----------      -----------    -----------     ------------     ------------------------------
                                                                                                                          Pro
                                                                                                        Actual          Forma (1)(2)
                                                                                                      ------------      ------------
Statement of Income Data:
Revenue                              $     7,445    $     8,578     $   12,733           30,760       $    85,283       $   103,460
Operating costs and expenses:
     Payroll and related expenses          4,123          4,558          6,797           14,651            42,502            51,996
     Selling, general and
         administrative expenses           2,391          2,674          4,042           10,033            27,947            33,844
     Depreciation and amortization
         expenses                            141            215            348            1,254             3,368             4,344
                                     -----------    -----------    -----------      ------------     ------------      ------------
Income from operations                       790          1,131          1,546            4,822            11,466            13,276
other income (expense)                        11            (45)          (180)            (575)              388               748
                                     -----------    -----------    -----------      ------------     ------------      ------------
Income before income taxes                   801          1,086          1,366            4,247            11,854            14,024
Provision for income taxes (3)               320            434            546            1,706             4,780             5,652
                                     -----------    -----------    -----------      ------------     ------------      ------------
Net income (3)                               481    $       652     $      820      $     2,541       $     7,074       $     8,372
                                     ===========    ===========    ===========      ============     ============      ============
Net income per share - basic (3)                                    $     0.12 (4)  $      0.34 (4)   $      0.59       $      0.67
                                                                   ===========      ============     ============      ============
Weighted average shares
    outstanding - basic (3)                                          7,093,359 (4)    7,630,104 (4)    11,941,144        12,514,297
                                                                   ===========      ============     ============      ============
Net income per share - diluted (3)                                  $     0.12 (4)  $      0.34 (4)   $      0.57       $      0.64
                                                                   ===========      ============     ============      ============
Weighted average shares
    outstanding - diluted (3)                                       7,093,359 (4)     7,657,691 (4)    12,560,493        13,090,305
                                                                   ===========      ============     ============      ============
Selected Operating Data:
Total value of accounts referred       $ 199,108     $  281,387    $  431,927       $ 1,173,342       $ 3,989,810       $ 4,152,699
Average fee                                 20.2%          22.5%         22.4%             25.2%             25.5%             25.6%

                                                                                          December 31,
                                                     -------------------------------------------------------------------------------
                                                         1993             1994             1995             1996             1997
                                                       --------         --------         --------         --------         --------
Balance Sheet Data:
         Cash and cash equivalents                   $       562         $    526       $      805       $ 12,058          $ 29,539
         Working capital                                     445              473              812         13,629            36,440
         Total assets                                      1,990            3,359            6,644         35,826           101,636
         Long-term debt, net of current portion               59              732            2,593          1,091             1,437
         Shareholders' equity                                876            1,423            2,051         30,647            89,334

(1) Assumes that the 1997 Acquisitions and the AFECD and TRC acquisitions occurred on January 1, 1997.

(2) Gives effect to: (i) the reduction of certain redundant operating costs and expenses that were immediately identifiable at the time of the acquisitions;
(ii) the increase in amortization expense as if the acquisitions had occurred on January 1, 1997 and the elimination of deprecation and amortization expense related to assets revalued or not acquired by NCO as part of the acquisitions;
(iii) the elimination of interest expense associated with acquisition related debt to be repaid with proceeds of the IPO and the 1997 Offering; (iv) the issuance of 517,767 shares of Common Stock and warrants exercisable for 375,000 shares of Common Stock in connection with the acquisition of CRWCD; (v) the issuance of 1,425,753 shares of Common Stock at the public offering price in the 1997 Offering of $19.67 per share which, net of the underwriting discount and estimated offering expenses payable by the Company, would be sufficient to repay acquisition related debt of $8.4 million and to fund the acquisitions of the AFECD and TRC acquisitions; and (vi) the issuance of 46,442 shares of Common stock issued in connection with the acquisition of AFS.

(3) Prior to September 3, 1996, the Company operated as an S Corporation for income tax purposes and accordingly was not subject to federal or state income taxes prior to such date. Accordingly, the historical financial statements do not include a provision for federal and state income taxes for such periods. A pro forma provision for income taxes, pro forma net income and pro forma net income per share have been computed as if the Company had been fully subject to federal and state income taxes for all periods presented. See Note 9 to Consolidated Financial Statements.

(4) Assumes that the Company issued 374,637 shares of Common Stock at $8.67 per share to fund the distribution of undistributed S Corporation earnings of $3.2 million through September 3, 1996, the termination date of the Company S Corporation status, to existing shareholders of the Company.

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Results of Operations:

         The following table sets forth income statement data on an historical and pro forma basis as a percentage of revenue:

                                                          Years Ended December 31,
                                      ------------------------------------------------------------------
                                       1993      1994       1995        1996               1997
                                      -------   -------    --------    --------    ---------------------
                                                                                                  Pro
                                                                                    Actual       Forma
                                                                                   ---------    --------

Revenue                                100.0%    100.0%      100.0%      100.0%       100.0%      100.0%


Operating costs and expenses:
   Payroll and related expenses         55.4      53.1        53.4        47.6         49.8        48.8
   Selling, general and
   administrative
     expenses
                                        32.1      31.2        31.7        32.6         32.8        33.3
   Depreciation and amortization
   expense                               1.9       2.5         2.7         4.1          4.0         4.1
                                      -------   -------    --------    --------    ---------    --------
        Total operating costs and
   expenses                             89.4      86.8        87.8        84.3         86.6        86.2
                                      -------   -------    --------    --------    ---------    --------
Income from operations
                                        10.6      13.2        12.2        15.7         13.4        13.8

Other income (expense):
                                         0.1     (0.5)       (1.4)       (1.9)          0.5         0.3
                                      -------   -------    --------    --------    ---------    --------

Income before provision for income
taxes                                   10.7      12.7        10.8        13.8         13.9        14.1

Provision for income taxes(1)
                                         4.3       5.1         4.3         2.0          5.6         5.6
                                      -------   -------    --------    --------    ---------    --------

Pro forma net income                     6.4%      7.6%        6.5%       11.8%         8.3%        8.5%
                                      =======   =======    ========    ========    =========    ========

(1) The Company was taxed as an S Corporation prior to September 3, 1996. Accordingly, pro forma provisions for income taxes and pro forma net income have been provided as if the Company had been subject to income taxes in all periods presented.

Pro Forma Compared to Actual Results of Operations

     Pro forma operating data for 1997 assume that the 1997 Acquisitions and the 1Q98 Acquisitions were consummated on January 1, 1997. Pro forma adjustments have been made to reflect the elimination of certain expenses that were immediately identifiable at the time of the acquisitions. For instance, pro forma adjustments to 1997 include the elimination of approximately 155 redundant administrative and collection personnel, the reduction of the salaries of the principal shareholders of Goodyear and AFS, the closing or consolidation of five existing call centers, as well as the downsizing of four call centers into customer service locations. At the time of the acquisitions, the acquired companies had higher cost structures than that of the Company's core business. The Company intends to continue to leverage its infrastructure to realize additional operating efficiencies in order to bring the cost structure of the acquired companies in line with NCO's current operating results. These other costs savings include: (i) further reduction in payroll and related expenses relating primarily to redundant collections and administrative personnel; (ii) further reductions in facilities costs; and (iii) reduction of certain expenses such as telephone, mailing and data processing. Management believes it will realize these cost savings with respect to the acquired companies, although no assurances can be given that such cost savings will be realized. Due to the higher cost structures of the acquired business and the fact that all expected expense savings are not reflected in pro forma adjustments, certain pro forma operating percentages compare unfavorably to actual operating percentages for the periods under consideration.

Year ended December 31, 1997 Compared to Year ended December 31, 1996

     Revenue. Revenue increased $54.5 million or 177.2% to $85.3 million for 1997 from $30.8 million in 1996. Of this income, $13.8 million of revenue was attributable to the MAB acquisition completed in September 1996 and $37.1 million of revenue was attributable to the 1997 Acquisitions. The addition of new clients and growth in business from existing clients represented $8.6 million of the increase in revenue. Revenue from other related services, which became an area of focus in 1996, increased $4.6 million to $6.1 million in 1997 from $1.5 million in 1996.

     Payroll and related expenses. Payroll and related expenses increased $27.9 million to $42.5 million for 1997 from $14.7 million in 1996, and increased as a percentage of revenue to 49.8% from 47.6%. Payroll and related expenses increased as a percentage of revenue primarily as a result of the businesses acquired in the MAB acquisition and the 1Q97 Acquisitions having a higher cost structure than that of the Company. This increase was partially offset by spreading the cost of management and administrative personnel over a larger revenue base. In addition, in the fourth quarter of 1997 there was $339,000 of additional payroll expense attributable to a contract with the United States Department of Education which did not have any corresponding revenue. Without these costs, payroll as a percentage of revenue would have been 49.4% for 1997 compared with 47.6% in 1996.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $17.9 million to $27.9 million for 1997 from $10.0 million in 1996, and increased as a percentage of revenue to 32.8% from 32.6%. Selling, general and administrative costs attributable to the United States Department of Education contract were $274,000. Without these costs, selling, general and administrative costs as a percentage of revenue would have been 32.4% for 1997 compared with 32.6% in 1996. Also, the business acquired in the 1997 Acquisitions had a higher cost structure than that of the Company and, as a result of the acquisitions, the Company has continued to experience increased costs as a result of changes in business mix which require the increased use of national databases and credit reporting services. These increases were offset by operating efficiencies obtained by spreading selling, general and administrative expenses over a larger revenue base.

     Depreciation and amortization. Depreciation and amortization increased to $3.4 million for 1997 from $1.3 million in 1996. Of this increase, $1.8 million was a result of the MAB acquisition and the 1997 Acquisitions. The remaining $260,000 consisted of amortization of deferred financing charges and depreciation resulting from capital expenditures incurred in the normal course of business.

     Other income (expense). Interest expense decreased to $591,000 for 1997 from $818,000 in 1996. Although the Company's revolving credit facility had been repaid with a portion of the net proceeds from the IPO, the Company borrowed $8.4 million on its revolving credit facility to partially finance the 1Q97 Acquisitions, and issued a $900,000 convertible note payable in connection with the Goodyear acquisition in January 1997. The revolving credit facility was repaid with a portion of the proceeds from the Company's public offering completed in July 1997 (the "1997 Offering"). In addition, the $1.0 million convertible note payable issued in connection with the MAB acquisition in September 1996 was converted to Common Stock in connection with the 1997 Offering. Interest and investment income increased $778,000 to $1.0 million for 1997 from the comparable period in 1996. This increase was primarily attributable to the investment of funds remaining from the 1997 Offering, as well as an increase in operating funds and funds held in trust for clients. As a result of the disposal of certain fixed assets in the move of the Company's corporate headquarters in July 1997, the Company incurred a loss on the disposal of fixed assets in the amount of $41,000.

     Income tax expense. Income tax expense for 1997 was $4.8 million or 40.3% of income before taxes, and was computed after giving effect to non-deductible goodwill expenses resulting from certain of the acquired companies. In 1996, the Company was an S Corporation until September 1, 1996 and, accordingly, there was no provision for income taxes until that time. The pro forma provision for income taxes of $1.7 million for 1996 was computed utilizing an assumed rate of 40.0% after giving effect to non-deductible goodwill.

     Net income. Net income in 1997 increased to $7.1 million for 1997 from the pro forma net income of $2.5 million in 1996, a 178.4% increase.


Year ended December 31, 1996 Compared to Year ended December 31, 1995

     Revenue. Revenue increased $18.0 million or 141.6% to $30.8 million in 1996 from $12.7 million in 1995. Of this increase, $5.0 million was attributable to the MAB acquisition completed in September 1996, $6.8 million was attributable to the TCD acquisition completed in January 1996, and $1.3 million was attributable to a full year of revenue from the Eastern acquisition in 1996 versus three months in 1995. Additionally, $4.8 million of increase was due to internal growth from the addition of new clients and a growth in business from existing clients. Of this internal growth, $2.9 million of the increase was due to a full twelve months of revenue in 1996 from a contract awarded to the Company by a government agency in April 1995. Revenue from other related services, which became an area of focus in 1996, increased $1.2 million to $1.5 million in 1996 from $259,000 in 1995.

     Payroll and related expenses. Payroll and related expenses increased $7.9 million to $14.7 million in 1996 from $6.8 million in 1995, but decreased as a percentage of revenue to 47.6% from 53.5%. The decrease in payroll and related expenses as a percentage of revenue was primarily the result of spreading the relatively fixed costs of management and administrative personnel over a larger revenue base and the increased utilization of "on-line" computer services and other outside services, as well as eliminating redundant administrative staff following the TCD and Eastern acquisitions. These efficiencies were offset in part by higher payroll and related expenses of MAB as a percentage of its revenue. The effect of MAB was minimal due to only four months of the operations of MAB being included in the income statements.

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

     Pro forma provision for income taxes. The pro forma provision for income taxes of $1.7 million and $546,000 in 1996 and 1995, respectively, was computed using an assume tax rate of 40.0% after giving effect to non-deductible goodwill from certain of the acquired companies.

     Pro forma net income. Pro forma net income increased to $2.5 million in 1996 from $820,000 in 1995, a 210.0% increase.

Quarterly Results

         The following table sets forth selected actual historical financial data for the calendar quarters of 1996 and 1997. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                       Quarter Ended
             ---------------------------------------------------------------------------------------------------
                                   1996                                              1997
             ------------------------------------------------- -------------------------------------------------
                Mar.        June        Sept.         Dec.        Mar.         June        Sept.        Dec.
                 31          30           30           31          31           30          30           31
             ----------- ------------ -----------  ----------- -----------  ----------- ------------ -----------
                                                   (dollars in thousands)
Revenue          $6,044       $6,499      $7,715      $10,502     $18,077      $21,162      $21,739     $24,306
Income from
 operations         915        1,156       1,183        1,569       2,383        3,039        3,112       2,932
Net income          760        1,001         968          906       1,307        1,717        2,082       1,968

                                     -28-


                                                       Quarter ended
             ---------------------------------------------------------------------------------------------------
                                   1996                                              1997
             ------------------------------------------------- -------------------------------------------------
                Mar.        June        Sept.         Dec.        Mar.         June        Sept.        Dec.
                 31          30           30           31          31           30          30           31
             ----------- ------------ -----------  ----------- -----------  ----------- ------------ -----------
                                                   (dollars in thousands)
Revenue          100.0%       100.0%      100.0%       100.0%      100.0%       100.0%       100.0%      100.0%
Income from
 operations       15.1%        17.8%       15.3%        14.9%       13.2%        14.4%        14.3%       12.1%
Net income        12.6%        15.4%       12.5%         8.6%        7.2%         8.1%         9.6%        8.1%

     The Company has experienced and expects to continue to experience quarterly variations in revenue and operating income as a result of many factors, including the timing of clients' accounts receivable management programs, the commencement of new contracts, the termination of existing contracts, costs to support growth by acquisition or otherwise, the effect of the change of business mix on margins and the timing of additional selling, general and administrative expenses to support new business. In connection with certain contracts, the Company could incur costs in periods prior to recognizing revenue under those contracts. The Company's planned operating expenditures are based on revenue forecasts, and if revenues are below expectation in any given quarter, operating results would likely be materially adversely affected. While the effects of seasonality on the Company's business have historically been obscured by its rapid growth, the Company's business tends to be slower in the third and fourth quarter of the year due to the summer and the holiday seasons.

     The Company's quarterly operating results could also be affected by the costs and timing of completion and integration of acquisitions. In the fourth quarter of 1996, income from operations and net income as a percentage of revenue were lower than in prior quarters of 1996 largely as a result of the higher payroll and related expenses of MAB as compared to the Company's core business. Similarly, in the first quarter of 1997, the Company's operating and net margins were adversely affected by the higher cost structures of MAB and the 1Q97 Acquisitions as compared to the Company's core business.

Liquidity and Capital Resources

     In July 1997, the Company completed the 1997 Offering selling 4,312,500 shares of common stock at a price to the public of $19.67 per share, including 2,166,000 shares issued by the Company, 650,369 shares and 562,500 over-allotment shares sold by existing shareholders, 75,480 shares acquired by employees through the exercise of stock options, 225,000 shares acquired by the Company's bank (Mellon Bank, N.A.) through the exercise of stock warrants, 115,385 shares acquired through the conversion of the Company's convertible note, and 517,767 shares acquired by CRW Financial, Inc. in connection with the acquisition by NCO of CRWCD. The proceeds of the Offering, after underwriting discounts and expenses, were approximately $40.4 million.

     In November 1996, the Company completed its IPO selling 4,312,500 shares of its Common Stock at a price of $8.67 per share, including 3,750,000 shares issued by the Company, and 562,500 over-allotment shares sold by existing shareholders. The net proceeds to the Company were $28.8 million.

     The Company's primary sources of cash have historically been cash flow from operations, bank borrowings and, in 1996 and 1997, the net proceeds from the IPO and the 1997 Offering, respectively. Cash has been used for acquisitions, distributions to shareholders, purchases of equipment and working capital to support the Company's growth.

     Cash provided by operating activities was $6.7 million in 1997 and $2.8 million in 1996. The increase in cash provided by operations was primarily due to the increase in net income to $7.0 million in 1997 compared to $3.6 million in 1996, and the increase in non-cash charges, primarily depreciation and amortization, to $3.4 million in 1997 compared to $1.3 million in 1996. These increases were offset by a $3.9 million increase in accounts receivable in 1997 compared to a $1.8 million increase in 1996 and a $262,000 increase in accounts payable and accrued expenses in 1997 compared to a $222,000 increase in the comparable period in 1996. Approximately $1.0 million of accounts payable and accrued expenses in acquired companies were reduced in order to bring the balances in line with NCO's payment policies.

     Cash provided by operating activities was $2.8 million in 1996 and $2.0 million in 1995. The increase in cash provided by operations was primarily due to the increase in net income to $3.6 million in 1996 compared to $1.4 million in 1995, and the increase in non-cash charges, primarily depreciation and amortization, to $1.3 million in 1996 compared to $348,000 in 1995. These increases were offset by a $1.8 million increase in accounts receivable in 1996 compared to a $572,000 increase in 1995 and a $222,000 increase in accounts payable and accrued expenses in 1996 compared to an $858,000 increase in 1995.

     Cash used in investing activities was $29.2 million in 1997 compared to $13.3 million for 1996. The increase was primarily due to the 1Q97 and 1997 Acquisitions versus the acquisition of TCD and MAB in 1996. In January 1997, the Company purchased substantially all of the assets of CMS A/R for $5.1 million in cash, certain assets of TeleResearch for $1.6 million in cash, and all of the outstanding stock of Goodyear for $4.5 million in cash and a $900,000 convertible Note. The Note is convertible into an aggregate of 63,755 shares of Common Stock at any time and bears interest payable monthly at a rate of 8.0% per annum with principal due in January 2002. In February 1997, NCO purchased substantially all of the assets of CRWCD for $3.75 million in cash, 517,767 shares of Common Stock (which were sold in the 1997 Offering) and warrants for 375,000 shares of Common Stock. The Company financed the cash portion of the purchase price for the 1Q97 Acquisitions with borrowings of $7.4 million under its Credit Agreement and financed the balance with proceeds of its IPO and existing working capital. During March 1997, the Company borrowed an additional $1.0 million under the Credit Agreement to pay certain accounts payable assumed as part of the CRWCD acquisition. On October 1, 1997, the Company purchased the outstanding stock of ADVANTAGE Financial Services, Inc. and related companies ("AFS") for $2.9 million in cash, 46,442 shares of common stock and $1.0 million in notes payable. The acquisition was valued at approximately $5.0 million. On October 1, 1997, the Company purchased the outstanding stock of Credit Acceptance Corp. ("CAC") for $1.8 million in cash. The cash portion of the AFS and CAC acquisitions were financed with a portion of the proceeds of the 1997 Offering. In addition, the Company has accrued $1.1 million of acquisition related expenses. The 1997 Acquisitions collectively resulted in goodwill of $37.0 million.

     Cash used in investing activities was $13.3 million in 1996 compared to $2.1 in 1995. The increase was primarily due to the acquisitions of MAB and TCD in 1996. In September 1996, the Company purchased all the outstanding stock of MAB for $8.0 million in cash and the issuance of a $1.0 million, five-year convertible note to the principal shareholder of MAB. The note is convertible into the Common Stock of the company at the initial public offering price of $8.67 per share, and bears interest payable monthly at a rate of 8.0% per annum. In January 1996, the Company purchased all the assets of TCD for $4.8 million in cash. In August 1995, the Company purchased certain assets of Eastern for $1.6 million in cash and the assumption of a non-interest bearing note payable of $252,000 and certain other accounts payable in the amount of $209,000. The Company financed the cash portion of these acquisitions with bank borrowings. The 1996 acquisitions collectively resulted in goodwill of $14.0 million.

     In addition to equipment financed under operating leases, capital expenditures were $298,000, $976,000 and $3.4 million in 1995, 1996 and 1997, respectively.

     Cash provided by financing activities was $39.9 million in 1997 compared to $21.8 million in 1996. Net proceeds of $40.4 million from the 1997 offering was the Company's primary source of cash from financing activities which was used for acquisitions and to repay outstanding indebtedness.

     Cash provided by financing activities was $21.8 million in 1996 compared to $280,000 in 1995. Bank borrowings had been the Company's primary source of cash from financing activities and were used for acquisitions and, along with cash provided by operations, for distributions to shareholders. The Company raised net proceeds of approximately $28.8 million in the IPO of which $15.0 million was used to repay outstanding indebtedness under the Credit Agreement and approximately $3.2 million was used to pay undistributed S Corporation earnings. Total distributions to shareholders were $4.1 million in 1996 and $1.1 million in 1995.

     In July 1995, the Company entered into a revolving credit agreement with Mellon Bank, N.A. which provided for borrowings up to $7.0 million at an interest rate equal to prime plus 1.375%, which was subsequently increased to $15.0 million in September 1996, to be utilized for working capital and strategic acquisitions. Subsequent to the IPO, Mellon Bank, N.A. increased the revolving credit facility to $25.0 million and decreased the rate of interest to 2.5% over LIBOR. In December 1996, Mellon Bank N.A. reduced the interest rate to 1.5% over LIBOR. Outstanding borrowings under the Credit Agreement at December 31, 1995 were $2.5 million. There were no outstanding borrowings as of December 31, 1996 or 1997. The revolving credit line is collateralized by substantially all the assets of the Company and includes certain financial covenants such as maintaining minimum working capital and net worth requirements and includes restrictions on, among other things, capital expenditures and distributions to shareholders. In March 1998, the bank increased the line of credit to $75.0 million in connection with the proposed acquisition of FCA International Ltd.

     In connection with entering into the original Credit Agreement, the Company recorded deferred charges of approximately $135,000 relating primarily to bank and legal fees. The Company also issued a warrant to the bank exercisable for an aggregate of 263,297 shares of the Company's Common Stock. The warrant expires on July 31, 2005 and is exercisable for nominal consideration. In connection with the increase of the line of credit available under the Credit Agreement in September 1996 and December 1996, the Company recorded deferred charges of $261,000 primarily relating to bank charges and legal fees. In addition, the Company issued additional warrants to the bank for an aggregate of 97,590 shares of Common Stock exercisable at $8.67 per share. The warrants have been capitalized on the balance sheet as a deferred charge and are being amortized over the four-year life of the credit facility. In July 1997, the bank exercised 225,000 warrants for Common Stock which was sold in the 1997 offering. The remainder of the warrants were exercised in January 1998.

     In March 1998, the Company entered into an agreement with FCA International Ltd. under which NCO or an affiliate, will make a cash tender offer (which is expected to be mailed on or before April 7, 1998) for all of the outstanding common shares of FCA at $9.60 per share, Canadian, or $6.77 in U.S. dollars. The acquisition is valued at approximately $68.0 million [USD], based upon an exchange rate of .7053 and is subject to the tender of two-thirds of the outstanding common shares, on a fully diluted basis, and after customary conditions, including normal regulatory approval. FCA's Board of Directors unanimously approved the agreement and has agreed, subject to certain conditions, to recommend that shareholders tender their common shares into the offer. Pursuant to the agreement, Fairfax Financial Holdings Limited has agreed, subject to certain conditions, to tender to the bid, the common shares of FCA owned or controlled by it. Fairfax currently owns or controls approximately 2,840,485 common shares, representing approximately 27% of the common shares outstanding on a fully-diluted basis.

     The Company believes that funds generated from operations, together with existing cash, the net proceeds from the Offering and available borrowings under its Credit Agreement will be sufficient to finance its current operations and planned capital expenditure requirements and internal growth at least through December 31, 1998. In addition, the Company believes it will have sufficient funds to make selected acquisitions. However, the Company could require additional debt or equity financing if it were to make any significant acquisitions for cash.

     Year 2000 System Modifications

     NCO has initiated a program to evaluate and address the impact of the year 2000 on its information systems in order to insure that its network and software will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. This program includes steps to: (a) identify software vendors areas that require date code remediation; (b) establish timelines for availability of corrective software releases; (c) implement the fix to a test environment and test the remediated product, (d) integrate the updated software to NCO's production environment, (e) communicate and work with clients to implement year 2000 compliant data exchange formats, and (f) provide management with assurance of a seamless transition to the year 2000. The identification phase is substantially complete and delivery of the final software updates are scheduled for the third quarter of 1998. Management expects to complete the major portion of testing and acceptance procedures in 1998. The Company will continue to coordinate the year 2000 compliance effort throughout the balance of 1998 and into 1999 to synchronize data exchange formats with clients.

     For the years 1998 and 1999, the Company expects to incur total pre-tax expenses of approximately $200,000 to $250,000, per year. These costs are associated with both internal and external staffing resources for the necessary planning, coordination, remediation, testing, and other expenses to prepare its systems for the year 2000. However, a portion of these expenses will not be incremental, but rather represent a redeployment of existing information technology resources. Management does not expect substantial additional license fee costs associated directly with year 2000 compliance because the Company's software vendors are incorporating necessary modifications as part of their normal system maintenance. The majority of the costs will be incurred through the modification and testing of electronic data interchange formats with the Company's clients. The cost of planning and initial remediation incurred through 1997 has not been significant.

Recent Accounting Pronouncements:

     In June 1997, the Financial Accounting Standard Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt this standard in the first quarter of 1998. Management believes that the adoption of SFAS No. 130 will have not have a material impact on its consolidated results of operations, financial condition or cash flows.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customer. The Company is required to disclose this information for the first time it publishes its 1998 annual report. Management is in the process of evaluating the segment disclosures for purposes of reporting under SFAS No. 131. Management has not determined what impact the adoption of SFAS. No. 131 will have on the consolidated results of operations, financial condition or cash flows.

Forward Looking Statements

    Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Annual Report on Form 10-K, including, without limitation, statements regarding the anticipated growth in the amount of accounts receivable placed for third-party management, the continuation of trends favoring outsourcing of other administrative functions, the Company's objective to grow through strategic acquisitions and its ability to realize operating efficiencies upon the completion of recent acquisitions and other acquisitions that may occur in the future, the Company's ability to expand its service offerings, the anticipated changes in revenues from acquired companies, trends in the Company's future operating performance and statements as to the Company's or management's beliefs, expectations and opinions, are forward-looking statements, and the actual results and developments may be materially different from those expressed in or implied by such statements. See Item 1. - "Business - Investment Considerations."

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                                 PART III

Item 10. Directors and Executive Officers of the Registrant.

         Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K, except information concerning certain executive officers of the Company which is set forth in Section 4.1 hereof.

Item 11. Executive Compensation.

         Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

         Incorporated by reference from the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be filed pursuant to General Instruction G(3) to Form 10-K.

                                    PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K.

                  (a).     Documents filed as part of this report:

         1. List of Consolidated Financial Statements. The following consolidated financial statements and the notes thereto of NCO Group, Inc., which are attached hereto beginning on page F-1, have been included in this Report on Form 10-K:

         Report of Independent Accountants
         Consolidated Balance Sheets as of December 31, 1996 and 1997 Consolidated Statements of Income for each of the three years in the period ended December 31, 1997
         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997
         Consolidated Statements of Shareholders' Equity for each of the years in the period ended December 31, 1997
         Notes to Consolidated Financial Statements

         2. List of Financial Statement Schedules. Not applicable.

         3. List of Exhibits filed pursuant to Item 601 of Regulation S-K. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K. Management contracts and compensatory plans, contracts and arrangements are indicated by "*":

  Exhibit No.                                              Description
-----------------    -----------------------------------------------------------------------------------------

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
          *10.5(1)   Employment Agreement, dated September 1, 1996, between the Company and Steven L.
                     Winokur.

  Exhibit No.                                              Description
-----------------    -----------------------------------------------------------------------------------------
         *10.6(1)    Agreements of Lease dated May 9, 1995, as amended, between the Company and 1710-20 Sentry East Associates, L.P.,
                     relating to the offices located at 1710 Walton Road, Blue
                     Bell, Pennsylvania.
          10.7(1)    Agreements of Lease dated July 1, 1993 between the Company and 1740 Sentry East Associates, L.P., relating to the
                     offices located at 1740 Walton Road, Blue Bell,
                     Pennsylvania.
          10.8(1)    Lease Agreement by and between The Uniland Partnership,
                     L.P. and Management Adjustment Bureau, Inc., as amended by
                     First Amendment to Lease, dated December 10, 1994, as
                     further amended by Second Amendment to Lease, dated
                     December 10, 1994.
          10.9(1)    Software License Agreement and Software Purchase Agreement
                     by and between the Company and CRSoftware, Inc., relating
                     to computer software (CRS Credit Bureau Reporting Software)
                     and computer hardware.
         *10.10(1)   Amended and Restated 1995 Stock Option Plan.
         *10.11(1)   1996 Stock Option Plan.
         *10.12(1)   1996 Non-Employee Director Stock Option Plan.
          10.13(1)   Amended and Restated Credit Agreement by and among the
                     Company, its subsidiaries and Mellon Bank, N.A., dated
                     September 5, 1996.
          10.14(1)   Amended and Restated Security Agreement, dated September 5,
                     1996, by and among the Company, its subsidiaries and Mellon
                     Bank, N.A.
          10.15(1)   Warrant Agreement, dated July 28, 1995, by and between the
                     Company and Mellon Bank, N.A. and Amendment dated
                     September 5, 1996.
          10.16(1)   Warrant Agreement, dated September 5, 1996, by and between the Company and Mellon Bank, N.A.
          10.17      Second Amended and Restated Registration Rights Agreement,
                     dated December 13, 1996, by and between the Company and
                     Mellon Bank, N.A.
          10.18      First Amendment dated December 13, 1996 to Amended and
                     Restated Credit Agreement by and among the Company, its
                     subsidiaries and Mellon Bank, N.A., dated September 5,
                     1996.
          10.19      Second 1996 Warrant Agreement, dated December 13, 1996, by and between the Company and APT Holdings Corporation, an
                     affiliate of Mellon Bank, N.A.
          10.20(1)   Stock Pledge Agreement, dated as of September 5, 1996 made by NCO Group, Inc. in favor of Mellon Bank, N.A.
          10.21(1)   Convertible Note dated September 1, 1996, made by the
                     Company in the principal amount of $1,000,000, as partial
                     payment of the purchase price for the acquisition of MAB.

  Exhibit No.                                              Description
-----------------    -----------------------------------------------------------------------------------------
          10.22(1)   Distribution and Tax Indemnification Agreement
          10.23(1)   Irrevocable Proxy Agreement by and between Michael J. Barrist and Annette H. Barrist.
          10.24(1)   Common Stock Purchase Warrant for 263,297 shares issued to APT Holdings Corporation, an affiliate of Mellon Bank, N.A.
          10.25(1)   1996 Common Stock Purchase Warrant for 69,840 shares issued to APT Holdings Corporation, an affiliate of Mellon Bank,
                     N.A.
           10.26     Second 1996 Common Stock Purchase Warrant for 27,750 shares issued to APT Holdings Corporation, an affiliate of Mellon
                     Bank, N.A.
          10.27(1)   Indemnification Agreement by and between NCO Financial Systems, Inc., Management
                     Adjustment Bureau, Inc. and Craig Costanzo.
          10.28(1)   Stock Purchase Agreement, by and among the Company, and
                     Craig Costanzo and Andrew J. Boyuka, as Trustee of the
                     Susan E. Costanzo Grantor Trust and Christopher A. Costanzo
                     Grantor Trust, relating to the acquisition of MAB. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedule upon request.
          10.29(1)   Asset Purchase Agreement dated December 8, 1995 by and
                     between the Company and Trans Union Corporation. NCO will
                     furnish to the Securities and Exchange Commission a copy of any omitted schedule upon request.
          10.30(2)   Stock Purchase Agreement, dated January 22, 1997, by and
                     among NCO and the majority shareholders of Goodyear. NCO
                     will furnish to the Securities and Exchange Commission a
                     copy of any omitted schedule upon request. NCO will furnish to the Securities and Exchange Commission a copy of any
                     omitted schedule upon request.
          10.31(2)   Stock Purchase Agreement, dated January 22, 1997, by and
                     among NCO and the minority shareholders of Goodyear. NCO
                     will furnish to the Securities and Exchange Commission a
                     copy of any omitted schedule upon request.
          10.32(2)   Non-negotiable Subordinated Convertible Promissory Note
                     dated January 22, 1997, made by the Company in the
                     principal amount of $900,000, as partial payment of the
                     purchase price for the acquisition of Goodyear.
          10.33(3)   Asset Purchase Agreement, dated January 30, 1997, by and
                     among NCO, Tele-Research, Strategic Information, Inc. and
                     the Tele-Research shareholders. NCO will furnish to the
                     Securities and Exchange Commission a copy of any omitted
                     schedule upon request.

                                     -38-

  Exhibit No.                                              Description
-----------------    -----------------------------------------------------------------------------------------

          10.34(4)     Asset Purchase Agreement, dated January 21, 1997, by and
                     among NCO, and CMS A/R Services. NCO will furnish to the
                     Securities and Exchange Commission a copy of any omitted
                     schedule upon request.
          10.35(4)   Asset Acquisition Agreement, dated February 2, 1997, by and among CRW Financial Systems, Inc. ("CRW"), Kaplan & Kaplan,
                     Inc., NCO, CRWF Acquisition, Inc., and K&K Acquisition,
                     Inc. dated February 2, 1997. NCO will furnish to the
                     Securities and Exchange Commission a copy of any omitted
                     schedule upon request.
          10.34(4)   Asset Purchase Agreement, dated January 21, 1997, by and
                     among NCO, and CMS A/R Services. NCO will furnish to the
                     Securities and Exchange Commission a copy of any omitted
                     schedule upon request.
          10.36(4)   Non-Transferable Common Stock Purchase Warrant dated February 2, 1997 issued to CRW.
          10.37(4)   Registration Rights Agreement dated February 2, 1997 between NCO and CRW.
          10.38(4)   Nondisclosure, Nonsolicitation, Noncompetition and Standstill Agreement dated February
                     2, 1997 between Jonathan P. Robinson and NCO.
          10.39(4)   Nondisclosure, Nonsolicitation, Noncompetition and
                     Standstill Agreement dated February 2, 1997 between J.
                     Brian O'Neill and NCO.
          10.40(5)   Asset Acquisition Agreement by and among The Response
                     Center Division of TeleSpectrum Worldwide, Inc., , and NCO
                     dated January 16, 1998. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules
                     upon request.
          10.41      Lease dated March 18, 1997 between Indiana Avenue
                     Associates, L.P. and the Company related to the lease of
                     Fort Washington corporate headquarters.
           21.1      Subsidiaries of the Registrant.
           23.1      Consent of Coopers and Lybrand LLP
           27.1      Financial Data Schedules.

------------------------------
(1)Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-11745), as amended, filed with the Securities Exchange Commission on September 11, 1996.

(2)Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities Exchange Commission on February 6, 1997.

(3)Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21639) filed with the Securities Exchange Commission on February 18, 1997.

(4)Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities Exchange Commission on February 18, 1997.

(5)Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities Exchange Commission on February 25, 1998.

     (b). Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NCO GROUP, INC.

    Date:  March 31, 1998                    By: /s/ Michael J. Barrist
                                                 -----------------------

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

             SIGNATURE                                  TITLE(S)                                DATE
             ---------                                  --------                                ----

/s/ Michael J. Barrist                      Chairman of the Board, President                 March 31, 1998
-----------------------------               and Chief Executive Officer
Michael J. Barrist                          (principal executive officer)


/s/ Charles C. Piola                        Executive Vice President and                     March 31, 1998
-----------------------------               Director
Charles C. Piola


/s/ Steven L. Winokur                       Executive Vice President,                        March 31, 1998
-----------------------------               Finance, Chief Financial Officer
Steven L. Winokur                           and Treasurer (principal
                                            financial and accounting officer)


/s/ Bernard R. Miller                       Senior Vice President,                           March 31, 1998
-----------------------------               Development and Director
Bernard R. Miller


/s/ Eric S. Siegel                          Director                                         March 31, 1998
-----------------------------
Eric S. Siegel


/s/Allen F. Wise
-----------------------------
Allen F. Wise                               Director                                         March 31, 1998




                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants..........................................................................F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997 ..............................................F-3

Consolidated Statements of Income for each of the three years in the period ended December 31, 1997.....................................................................F-4

Consolidated Statements of Shareholders' Equity for each of the years in the period ended December 31, 1997.....................................................................F-5

Consolidated Statements of Cash Flows for each of the years
 in the period ended December 31, 1997.....................................................................F-6

Notes to Consolidated Financial Statements.................................................................F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


     To the Shareholders of
       NCO Group, Inc.
     Fort Washington, Pennsylvania

     We have audited the accompanying consolidated balance sheets of NCO Group, Inc. as of December 31, 1996 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCO Group, Inc. as of December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

     /s/ Coopers & Lybrand L.L.P.

     Coopers & Lybrand L.L.P.
     2400 Eleven Penn Center
     Philadelphia, Pennsylvania
     March 6, 1998

Part 1 - Financial Information
Item 1 - Financial Statements

                                                                     NCO GROUP, INC.
                                                               Consolidated Balance Sheets


                                                                                    December 31,         December 31,
                                        ASSETS                                         1996                 1997
                                                                                 ------------------   ------------------
Current assets:
    Cash and cash equivalents                                                         $ 12,058,798         $ 29,539,103
    Accounts receivable, trade, net of
         allowance for doubtful accounts of $79,000
         and $365,000,  respectively                                                     4,701,364           13,441,513
    Other current assets                                                                   499,815            2,357,184
                                                                                 ------------------   ------------------
         Total current assets                                                           17,259,977           45,337,800

Funds held in trust for clients

Property and equipment, net                                                              2,830,062            7,469,388

Other assets:
    Intangibles,  net of accumulated amortization                                       14,673,155           45,881,276
    Deferred taxes                                                                          70,760                    -
    Deferred financing costs                                                               684,390              521,691
    Deposits on acquisitions                                                                     -            1,650,000
    Other assets                                                                           308,011              775,872
                                                                                 ------------------   ------------------
          Total other assets                                                            15,736,316           48,828,839
                                                                                 ------------------   ------------------
Total assets                                                                          $ 35,826,355        $ 101,636,027
                                                                                 ==================   ==================

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Long-term debt, current portion                                                       $ 46,946            $ 560,073
    Capitalized lease obligations, current portion                                          62,131              113,578
    Corporate taxes payable                                                                216,709              285,756
    Accounts payable                                                                       657,647            1,913,270
    Accrued expenses                                                                     1,044,536            3,074,182
    Accrued compensation and related expenses                                            1,376,982            2,844,025
    Unearned revenue, net of related costs                                                 225,817              107,388
                                                                                 ------------------   ------------------
         Total current liabilities                                                       3,630,768            8,898,272

Funds held in trust for clients

Long-term liabilities:
    Long term debt, net of current portion                                               1,091,901            1,437,293
    Capitalized lease obligations, net of current portion                                  385,683              247,775
    Deferred taxes                                                                               -            1,691,304
    Unearned revenue, net of related costs                                                  70,385               27,039

Commitments and contingencies


Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding
    Common stock,  no par value, 37,500,000 shares authorized,
    10,070,171 and 13,216,244 shares issued and outstanding, respectively               29,362,326           80,248,636
    Unexercised warrants                                                                   396,054            1,122,546
    Retained earnings                                                                      889,238            7,963,162
                                                                                 ------------------   ------------------
          Total shareholders' equity                                                    30,647,618           89,334,344
                                                                                 ------------------   ------------------
Total liabilities and shareholders' equity                                            $ 35,826,355        $ 101,636,027
                                                                                 ==================   ==================

The accompanying notes are an integral part of these consolidated financial statements.

                                NCO GROUP, INC.
                       Consolidated Statements of Income





                                                                    For the Years Ended December 31,
                                                           -----------------------------------------------------
                                                                 1995              1996               1997
                                                           -----------------    -------------     --------------

Revenue                                                     $ 12,732,597       $ 30,760,452       $ 85,283,668

Operating costs and expenses:
    Payroll and related expenses                               6,797,338         14,651,384         42,502,175
    Selling, general and administrative expenses               4,042,342         10,032,216         27,947,017
    Depreciation and amortization expense                        347,503          1,253,867          3,368,528
                                                            ------------       ------------       ------------
         Total operating costs and expenses                   11,187,183         25,937,467         73,817,720
                                                            ------------       ------------       ------------
Income from operations                                         1,545,414          4,822,985         11,465,948

Other income (expense):
    Interest and investment income                                49,473            242,380          1,019,901
    Interest expense                                            (180,205)          (817,951)          (591,382)
    Loss on disposal of fixed assets                             (49,082)              --              (40,506)
                                                            ------------       ------------       ------------
                                                                (179,814)          (575,571)           388,013
                                                            ------------       ------------       ------------
Income before provision for income taxes                       1,365,600          4,247,414         11,853,961

Income tax expense                                                  --              612,748          4,780,037
                                                            ------------       ------------       ------------

Net  income                                                 $  1,365,600       $  3,634,666       $  7,073,924
                                                            ============       ============       ============


                                                                       Pro Forma
                                                            -------------------------------
Historical income before income taxes                       $  1,365,600       $  4,247,414
Pro forma provision for income taxes                             546,000          1,706,485
                                                            ------------       ------------
Pro forma net income                                        $    819,600       $  2,540,929
                                                            ============       ============       ============

Net income per share - basic                                $       0.12       $       0.34       $       0.59
                                                            ============       ============       ============

Weighted average shares outstanding - basic                    7,093,359          7,630,104         11,941,144
                                                            ============       ============       ============

Net income per share - diluted                              $       0.12       $       0.34       $       0.57
                                                            ============       ============       ============

Weighted average shares outstanding - diluted                  7,093,359          7,657,691         12,560,493
                                                            ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.


                                NCO GROUP, INC.
                     Consolidated Statements of Cash Flows


                                                                               For the Years Ended December 31,
                                                                 ------------------------------------------------------------
                                                                       1995                  1996                 1997
                                                                 -----------------    ------------------   ------------------
Cash flows from operating activities:
  Net income                                                          $ 1,365,600           $ 3,634,666          $ 7,073,924
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                        199,123               465,785            1,311,181
      Amortization of intangibles                                         221,813               707,050            1,882,492
      Amortization of deferred financing costs                             32,443                81,031              174,855
      Loss on disposal of equipment                                        49,082                     -               40,506
      Gain on sales of securities                                           2,877               (70,481)                   -
      Provision for doubtful accounts                                       3,808                55,845              285,851
      Deferred taxes                                                            -              (154,684)           1,762,064
      Changes in assets and liabilities, net of acquisitions:                                                              -
        Accounts receivable, trade                                       (571,611)           (1,825,307)          (3,976,740)
        Other current assets                                               14,052              (312,743)          (1,530,329)
        Other assets                                                     (105,037)               (8,903)             (13,151)
        Accounts payable                                                  161,601               422,694           (1,356,286)
        Corporate taxes payable                                                 -               216,709               68,353
        Accrued expenses                                                  187,353              (788,709)             782,967
        Accrued compensation and related costs                            555,398               598,997              404,958
        Unearned revenue                                                  (46,718)             (227,548)            (161,775)
                                                                 -----------------    ------------------   ------------------
             Net cash provided by operating activities                  2,069,784             2,794,402            6,748,870

Cash flows from investing activities:
  Notes receivable                                                        (36,000)              155,856                    -
  Purchase of property and equipment                                     (298,076)             (976,080)          (3,368,430)
  Purchase of securities                                                 (107,643)              (78,307)                   -
  Proceeds from sale of securities                                         99,256               406,937                    -
  Net cash paid for acquisitions                                       (1,729,244)          (12,857,223)         (25,850,074)
                                                                 -----------------    ------------------   ------------------
             Net cash used in investing activities                     (2,071,707)          (13,348,817)         (29,218,504)

Cash flows from financing activities:
  Repayment of notes payable                                           (1,067,117)             (303,138)            (465,588)
  Borrowings under credit agreement                                     2,450,000            12,550,000            8,350,000
  Repayment under credit agreement                                              -           (15,000,000)          (8,350,000)
  Payment of fees to acquire new debt                                    (134,163)             (222,383)             (12,157)
  Issuance of common stock                                                105,127            32,500,000           43,274,926
  Costs related to issuance of common stock                                     -            (3,675,000)          (2,847,242)
  Decrease in notes receivable, shareholders                                    -                82,873                    -
  Distributions to shareholders                                        (1,073,392)           (4,123,689)                   -
                                                                 -----------------    ------------------   ------------------
             Net cash provided by financing activities                    280,455            21,808,663           39,949,939
                                                                 -----------------    ------------------   ------------------
Net increase in cash and cash equivalents                                 278,532            11,254,248           17,480,305
Cash and cash equivalents at beginning of period                          526,018               804,550           12,058,798
                                                                 -----------------    ------------------   ------------------
Cash and cash equivalents at end of period                              $ 804,550          $ 12,058,798         $ 29,539,103
                                                                 =================    ==================   ==================

The accompanying notes are an integral part of these consolidated financial statements.


                                NCO GROUP, INC.
                Consolidated Statements of Shareholders' Equity
             For the Years Ended December 31, 1995, 1996 and 1997



                                           Number of                               Unexercised         Retained
                                            Shares               Amount             Warrants           Earnings
                                       -----------------  --------------------  -----------------   ---------------

 Balance, January 1, 1995                     6,189,849          $    349,326        $         -       $ 1,086,053

 Issuance of common stock                       130,322               188,000                  -                 -
 Warrants issued                                      -                     -            177,294                 -
 Note repayments                                      -                     -                  -                 -
 Net income                                           -                     -                  -         1,365,600
 Distributions to shareholders                        -                     -                  -        (1,073,392)
 Change in unrealized gains
     on securities                                    -                     -                  -                 -
                                       -----------------  --------------------  -----------------   ---------------

 Balance, December 31, 1995                   6,320,171               537,326            177,294         1,378,261

 Issuance of common stock                     3,750,000            28,825,000                  -                 -
 Warrants issued                                      -                     -            218,760                 -
 Note repayments                                      -                     -                  -                 -
 Net income                                           -                     -                  -         3,634,666
 Distributions to shareholders                        -                     -                  -        (4,123,689)
                                       -----------------  --------------------  -----------------   ---------------

 Balance, December 31, 1996                  10,070,171            29,362,326            396,054           889,238

 Issuance of common stock                     3,146,073            50,886,310           (148,508)                -
 Warrants issued                                      -                     -            875,000                 -
 Net income                                           -                     -                  -         7,073,924
                                       -----------------  --------------------  -----------------   ---------------

 Balance, December 31, 1997                  13,216,244          $ 80,248,636        $ 1,122,546       $ 7,963,162
                                       =================  ====================  =================   ===============

RESTUBBED

                                           Unrealized
                                           Gains               Notes
                                          (Losses) on        Receivable
                                          Securities         Shareholder           Total
                                        ---------------   -----------------  -----------------

 Balance, January 1, 1995                    $ (12,695)          $       -       $  1,422,684

 Issuance of common stock                            -            (135,888)            52,112
 Warrants issued                                     -                   -            177,294
 Note repayments                                     -              53,015             53,015
 Net income                                          -                   -          1,365,600
 Distributions to shareholders                       -                   -         (1,073,392)
 Change in unrealized gains
     on securities                              54,034                   -             54,034
                                        ---------------   -----------------  -----------------

 Balance, December 31, 1995                     41,339             (82,873)         2,051,347

 Issuance of common stock                            -                   -         28,825,000
 Warrants issued                                     -                   -            218,760
 Note repayments                                     -              82,873             82,873
 Net income                                          -                   -          3,634,666
 Distributions to shareholders                 (41,339)                  -         (4,165,028)
                                        ---------------   -----------------  -----------------

 Balance, December 31, 1996                          -                   -         30,647,618

 Issuance of common stock                            -                   -         50,737,802
 Warrants issued                                     -                   -            875,000
 Net income                                          -                   -          7,073,924
                                        ---------------   -----------------  -----------------

 Balance, December 31, 1997                  $       -           $       -       $ 89,334,344
                                        ===============   =================  =================

The accompanying notes are an integral part of these consolidated financial statements.

                                     F-6

                                NCO GROUP, INC.
                  Notes to Consolidated Financial Statements



     1.  Nature of operations:

     NCO Group, Inc. (the "Company") is a leading provider of accounts receivable management and related services utilizing an extensive teleservices infrastructure. The Company's client base is comprised of companies located throughout the United States in the following sectors: financial services, healthcare, retail and commercial, education, telecommunications, utilities and government entities.

     Effective September 3, 1996, the shareholders of NCO Financial Systems, Inc. contributed each of their shares of common stock in exchange for one share of common stock of the Company, a recently formed corporation. In September 1996, the Company also effected a 46.56-for-one stock split and increased the number of authorized shares to 5,000,000 shares of preferred stock and 25,000,000 shares of common stock. In December 1997, the Company effected a three-for-two stock split and increased the authorized shares of common stock to 37,500,000. All per share and related amounts have been adjusted to reflect the stock exchange and stock splits.

     On November 13, 1996, the Company completed its initial public offering (the "IPO"), selling 4,312,500 shares of common stock including 562,500 over-allotment shares sold by existing shareholders at a price to the public of $8.67 per share. The IPO raised net proceeds of approximately $28.8 million for the Company. A director of the Company received compensation of $240,000 for services rendered in connection with the IPO.

     In July 1997, the Company completed a public offering (the "1997 Offering") selling 4,312,500 shares of common stock at a price to the public of $19.67 per share, including 2,166,000 shares issued by the Company, 1,212,869 (562,500 of which were over-allotment shares) sold by existing shareholders, 75,480 shares acquired by employees through the exercise of stock options, 225,000 shares acquired by the Company's bank (Mellon Bank, N.A.) through the exercise of stock warrants, 115,385 shares acquired through the conversion of the Company's convertible note issued in connection with the acquisition of Management Adjustment Bureau Inc. ("MAB") in September 1996, and 517,767 shares acquired by CRW Financial, Inc. in connection with the acquisition by NCO of the Collection Division of CRW Financial, Inc. ("CRWCD"). The net proceeds of the 1997 Offering, after underwriting discounts and expenses, were approximately $40.4 million.


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

                                NCO GROUP, INC.
            Notes to Consolidated Financial Statements (Continued)


     2. Summary of significant accounting policies, continued:

         Property and Depreciation (continued):

     Financial Accounting Standards SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which was effective for the Company beginning January 1, 1996, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment, based on the estimated future cash flows, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

         Income Taxes:

     The Company had elected to be taxed as an S Corporation under the Internal Revenue Code and the Pennsylvania Tax Code. While this election was in effect, no provision was made for income taxes by the Company since all income was taxed directly to the shareholders of the Company.

     The Company terminated its S Corporation status on September 3, 1996 and adopted Statement of Financial Accounting Standards SFAS No. 109, "Accounting for Income Taxes." This standard requires an asset and liability approach that takes into account changes in tax rates when valuing the deferred tax amounts to be reported on the balance sheet. Upon termination of the S Corporation status, the Company recorded an estimated net deferred tax asset. The net deferred tax asset resulted primarily from differences in the treatment of unearned revenue and acquired account inventory.

         Cash and Cash Equivalents:

     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. These financial instruments potentially subject the Company to concentrations of credit risk.

     At December 31, 1996 and 1997, the Company had cash and cash equivalents in excess of federally insured limits of approximately $1,045,605 and $25,717,894, respectively. The Company's cash deposits have been placed with a large national bank to minimize risk.

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

                                NCO GROUP, INC.
            Notes to Consolidated Financial Statements (Continued)


     2. Summary of significant accounting policies, continued:

         Intangibles:

     Intangibles consists primarily of goodwill and also includes acquisition costs and non-compete covenants. Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Goodwill is amortized on a straight-line basis over 15 to 25 years. Such allocation has been based on estimates which may be revised at a later date. The recoverability of goodwill is periodically reviewed by the Company. In making such determination with respect to goodwill, the Company evaluates the operating results of the underlying business which gave rise to such amount. Accumulated amortization at December 31, 1996 and 1997 totaled $762,612 and $2,610,595, respectively.

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

         Earnings Per Share:

     All earnings per share computations and presentations are in accordance with SFAS No. 128, "Earnings per Share."

         Reclassifications:

     Certain amounts for December 31, 1995 and 1996 and the years then ended have been reclassified for comparative purposes.

     3.  Acquisitions:

     On August 1, 1995, the Company purchased certain assets of Eastern Business Services, Inc. ("Eastern") for approximately $2.04 million comprised of $1.63 million in cash and $416,000 of liabilities assumed. The purchase price was allocated primarily based upon the estimated fair market values of the acquired assets and liabilities, resulting in goodwill of $1.8 million.

     On January 3, 1996 the Company purchased certain assets of Trans Union Corporation Collections Division ("TCD") for $4.75 million in cash. The purchase price was allocated based upon the estimated fair market values of the acquired assets, resulting in goodwill of $3.7 million.

     On September 5, 1996 the Company purchased the outstanding stock of Management Adjustment Bureau, Inc. ("MAB") for $9.0 million comprised of $8.0 million in cash and a $1.0 million convertible note. The purchase price was allocated based upon the estimated fair market values of the acquired assets and liabilities, resulting in goodwill of $8.5 million.

     On January 22, 1997 the Company purchased the outstanding stock of Goodyear & Associates, Inc. ("Goodyear") for $5.4 million comprised of $4.5 million in cash and a $900,000 convertible note. The purchase price was allocated based upon the estimated fair market values of the acquired assets and liabilities, resulting in goodwill of $4.9 million.

     On January 30, 1997 the Company purchased substantially all the assets of Tele-Research Center, Inc. ("Tele-Research") for $1.6 million in cash, which was increased in January 1998 by an additional $600,000 when certain revenue targets were reached in the period following the acquisition. The purchase price was allocated based upon the estimated fair market values of the acquired assets, resulting in goodwill of $1.6 million.

                                NCO GROUP, INC.
            Notes to Consolidated Financial Statements (Continued)


     3.  Acquisitions (continued):

     On January 31, 1997 the Company purchased certain assets of the CMS A/R Services ("CMSA/R"), the Collection Division of CMS Energy Corporation, for $5.1 million in cash. The purchase price was allocated based upon the estimated fair market values of the acquired assets, resulting in goodwill of $3.24 million.

     On February 2, 1997 the Company purchased certain assets and assumed certain liabilities of the Collections Division of CRW Financial, Inc. for $3.75 million in cash, 517,767 shares of common stock and warrants for 375,000 shares of common stock. The acquisition was valued at approximately $12.8 million. The purchase price was allocated based upon the estimated fair market values of the acquired assets and liabilities, resulting in goodwill of $10.24 million.

     On October 1, 1997 the Company purchased the outstanding stock of ADVANTAGE Financial Services, Inc. and related companies ("AFS") for $2.9 million in cash, 46,442 shares of common stock and $1.0 million in notes payable. The acquisition was valued at approximately $5.0 million. The purchase price was allocated based upon the estimated fair market values of the acquired assets and liabilities, resulting in goodwill of $5.1 million.

     On October 1, 1997 the Company purchased the outstanding stock of Credit Acceptance Corp. ("CAC") for $1.8 million in cash. The purchase price was allocated based upon the estimated fair market values of the acquired assets and liabilities, resulting in goodwill of $1.8 million.

     The following summarizes unaudited pro forma results of operations for the years ended December 31, 1996 and 1997, assuming the above acquisitions occurred as of the beginning of the respective periods. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities:

                                                  1996             1997
                                              -----------      ------------
     Revenue                                  $87,293,957      $93,905,262
     Net income                                $3,159,555       $6,932,900
     Earnings per share-basic                      $0.30             $0.58
     Earnings per share-diluted                     $0.29            $0.55

     On December 31, 1997, effective January 1, 1998, the Company purchased certain assets of American Financial Enterprises, Inc. Collections Division ("AFECD") for $1.7 million in cash. Cash paid for the acquisition of AFECD is included on the Consolidated Balance Sheet at December 31, 1997 under the caption "Deposits on acquisitions."

     On February 6, 1998, the Company purchased certain assets of The Response Center ("TRC"), which was an independent division of TeleSpectrum Worldwide, Inc., for $15.0 million plus an earn-out based on the value of the Company's market research business at December 31, 1998.

     4.  Marketable securities:

     In 1995 and 1996, the Company classified all of its securities as "available-for-sale" and recorded them at fair value and unrealized gains and losses as a separate component of shareholders' equity.

     Proceeds from the sale of investment securities were $99,256 in 1995. Proceeds from the sale of investment securities were $406,937 in 1996. As of December 31, 1996, there were no gross unrealized gains or losses because all available-for-sale securities were distributed as part of the undistributed S Corporation earnings and all gains and losses were recognized accordingly.

                                NCO GROUP, INC.
            Notes to Consolidated Financial Statements (Continued)


     4.  Marketable securities (continued):


     Investment income, included in interest and investment income on the Consolidated Statements of Income, from available-for-sale securities as of December 31, 1995 and 1996 consisted of:


                                                     1995              1996
                                                   --------        ----------
       Realized gain on the sales of securities     $12,217        $   86,509
       Realized loss on the sales of securities    (15,094)          (12,186)
       Interest income                                7,035            33,577
       Dividend income                                5,892             6,816
                                                   --------        ----------
                                                   $ 10,050          $114,716
                                                   ========          ========


     5. Funds held in trust for clients:

     In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held in trust for clients of $3,835,409 and $14,898,194 at December 31, 1996 and 1997 have been shown net of their offsetting liability for financial statement presentation.


     6. Property and equipment:

     At December 31, 1996 and 1997, property and equipment, at cost, consists of the following:

                                               1996              1997
                                            ----------        ----------

     Computer equipment                     $2,461,211        $7,161,209
     Furniture and fixtures                  1,095,134         2,063,232
     Leased assets                             324,414           324,414
                                            ----------        ----------
                                             3,880,759         9,548,855
     Less accumulated depreciation           1,050,697         2,079,467
                                            ----------        ----------
                                            $2,830,062        $7,469,388
                                            ==========        ==========

     Depreciation charged to operations amounted to $199,123, $465,785, and $1,311,181 for the years ended 1995, 1996 and 1997, respectively. The Company had not entered into any capital lease transactions for the year ended December 31, 1997.

     7. Cash value, life insurance:

         The cash value of certain split-dollar life insurance policies is included under the caption "Other assets" on the consolidated balance sheets. The insurance policies, which were purchased in 1997, separately insure: (i) the joint lives of Michael J. Barrist and his spouse; and
     (ii) the joint lives of Charles C. Piola Jr. and his spouse. Under the terms of the split-dollar agreement, the Company will pay the premiums for certain survivorship life insurance policies on the lives of Mr. and Mrs. Barrist and Mr. and Mrs. Charles C. Piola with an aggregate face value of $50.0 million and $30.0 million, respectively, only to the extent that the premiums are in excess of the cost of the term insurance coverage. While the proceeds of the policies are payable to the beneficiaries designated by the respective executives, the Company has an interest in the insurance benefits equal to the cumulative amount of premiums it has paid and is not responsible to pay any premiums in excess of the cash surrender value of the respective policies.

                                NCO GROUP, INC.
            Notes to Consolidated Financial Statements (Continued)


     8.  Long-term debt:
                                                           1996         1997
                                                        ----------   ---------


      Non-interest bearing note; $99,750 remaining
         face amount, payable in monthly installments
         of $5,250 through July 1999 (less unamortized
         discount based on imputed interest rate
         of 10%)                                      $   138,847   $   91,900

      Vehicle loan - from acquired company
         payable in monthly installments of $339
         through May 1999                                       -        5,467

      Subordinated seller note payable, 8.00% due
         September 2001, converted to common stock
         in the 1997 Offering                           1,000,000            -

      Subordinated seller notes payable, 8.00%,
         $500,000 due on April 1998 and January 1999            -     1,000,000

      Subordinated seller note payable, 8.00% due
         February 2002, convertible to common stock
         at $14.117 per share                                   -       900,000

      Less current portion                                (46,946)     (560,073)
                                                      -----------  ------------
                                                       $1,091,901    $1,437,294
                                                      ===========  ============

     The following summarizes the Company's required debt payments for the next five years:

                 1998                                    $560,073
                 1999                                     537,294
                 2000                                     -
                 2001                                     -
                 2002                                     900,000

     In July 1995, the Company entered into a $7.0 million revolving credit agreement. The line of credit is collateralized by substantially all the assets of the Company. In September 1996, the credit agreement was increased to $15.0 million and the bank received a warrant for 69,840 shares, exercisable at $8.67 per share. In December 1996, the bank increased the credit agreement to $25.0 million and received a warrant to purchase an additional 27,750 shares, exercisable at $8.67 per share. The credit agreement currently bears interest at LIBOR plus 1.5% on outstanding borrowings, and a 3/8% charge on the unused portion of the credit agreement. The revolving credit agreement contains, among other provisions, requirements for maintaining defined levels of working capital, net worth, capital expenditures, various financial ratios and restrictions on dividends. In July 1997, the bank exercised 225,000 warrants for Common Stock which was sold in the 1997 offering. The remainder of the warrants were exercised in January 1998.

     At December 31, 1996 and 1997, there were no borrowings outstanding on the credit agreement.

                                NCO GROUP, INC.
            Notes to Consolidated Financial Statements (Continued)


     9.  Income taxes:

     A summary of the components of the tax provision at December 31, 1996 and 1997 is as follows:

                                                      1996            1997
                                                   ---------      ----------

      Currently payable:
          Federal                                  $620,133       $2,535,009
          State                                     147,299          482,964
      Deferred:
          Federal                                       500        1,752,184
          State                                         125            9,880
                                                   --------       -----------
      Provision for income taxes                    768,057        4,780,037
          (excluding effect of change
           in tax status)

      Effect of accounting change:
          Federal                                   124,247                -
          State                                      31,062                -
                                                   --------       ----------
      Total provision                              $612,748       $4,780,037
                                                   ========       ==========


     Deferred tax assets (liabilities) at December 31, 1996 and 1997 consist of the following:

                                                    1996           1997
                                                  --------       ----------

     Deferred tax assets:
           Amortization                           $ 90,083       $        -
           Contractual revenue recognition          65,333           25,238
           Accrued expenses                         38,878          103,199
                                                  --------        ---------

                                                   194,294          128,437


     Deferred tax liabilities:
           Amortization                               -           1,709,982
           Depreciation                             39,610          109,759
           Accrual basis conversion                 83,924                -
                                                  --------        ----------

                                                   123,534        1,819,741
                                                  --------        ----------

           Net deferred tax asset (liability)     $ 70,760       $(1,691,304)
                                                  ========      ============

     A reconciliation of the U.S. statutory income tax rate to the effective rate (excluding the effect of the change in tax status) is as follows:

     U.S. statutory income tax rate                         34%           34%
     Income allocable to S Corporation                     (27%)           -
     Non-deductible goodwill and other expenses              5%            2%
     State taxes, net of federal                             2%            4%
                                                           ----         -----
         Effective tax rate                                 14%           40%
                                                           ====         =====

                                NCO GROUP, INC.
            Notes to Consolidated Financial Statements (Continued)


     10.  Employee benefit plans:

     The Company has a savings plan under Section 401(k) of the Internal Revenue Code (the "Plan"). The Plan allows all eligible employees to defer up to 20% of their income on a pretax basis through contributions to the Plan. The Company will match 25% of employee contributions for an amount up to 6% of each employee's base salary. The charge to operations for the matching contributions was $30,027, $71,800, and $178,950, for 1995, 1996 and 1997, respectively.

     11. Supplemental cash flow information:

     The following are supplemental disclosures of cash flow information:

                                                1995             1996            1997
                                            -----------      -----------     -----------
     Cash paid for interest                 $   157,379      $   817,950     $   569,122
     Cash paid for income taxes                   -              600,000       4,153,970
     Noncash investing and financing
       activities:
         Fair value of assets acquired        2,145,578        4,081,005       8,706,137
         Property acquired under
           capital leases                         -              348,586           -
         Value of fixed assets traded for
            new fixed assets                      -                -             238,117
         Liabilities assumed from
           acquisitions                         416,334        2,005,749       4,149,741
         Note receivable, shareholder            82,873            -               -
         Convertible note payable,
           issued for acquisition                 -            1,000,000         900,000
         Notes payable,
           issued for acquisition                 -                -           1,000,000
         Convertible note payable,
           converted to Common Stock              -                -           1,000,000
         Common stock issued for
           acquisitions                           -                -           9,310,118
         Warrants issued with debt              177,294          218,760           -
         Warrants issued for acquisitions         -                -             875,000
         Warrants exercised                       -                -             148,508

     12.      Leases:

     The Company leases certain equipment under agreements which are classified as capital leases. The equipment leases have original terms ranging from 36 to 120 months and have purchase options at the end of the original lease term.

     The Company also leases certain equipment under non-cancelable operating leases. Future minimum payments, by year and in the aggregate, under noncancelable capital leases and operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1997:


                               1998                 $  4,299,000
                               1999                    3,668,000
                               2000                    2,686,000
                               2001                    2,082,000
                               2002                    1,547,000
                               Thereafter              7,749,000
                                                    ------------
                                                     $22,031,000

                                NCO GROUP, INC.
            Notes to Consolidated Financial Statements (Continued)


     12. Leases (continued):

     Rent expense was $463,916, $1,073,914 and $2,696,819 for the years ended December 31, 1995, 1996, and 1997, respectively. The related party office lease expense, which terminated in July 1997, was $385,217, $489,926 and $231,636, for 1995, 1996, and 1997, respectively. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease.

     13. Earnings per share:

     Basic earnings per share were computed by dividing the net income (including pro forma income taxes where applicable) for the years ended December 31, 1995, 1996 and 1997 by the pro forma weighted average number of shares outstanding. Pro forma net income amounts are used for 1995 and 1996 because the historical net income does not include the impact of federal and state income taxes as if the Company had been subject to income taxes. Diluted earnings per share were computed by dividing the net income (including pro forma income taxes where applicable), adjusted for the effects of interest expense attributable to convertible debt, for the years ended December 31, 1995, 1996 and 1997 by the weighted average number of shares outstanding including common equivalent shares. All outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share, using the initial public offering price of $8.67 per share for periods prior to the IPO, only when their effect would be dilutive. For 1996, the pro forma weighted average number of shares outstanding have also been adjusted to include the number of shares of common stock (375,000 shares) that the Company would have needed to issue at the initial public offering price of $8.67 per share to finance the distribution of undistributed S Corporation earnings through the date on which the Company terminated its S Corporation status.

     The reconciliation of basic to diluted earnings per share ("EPS) consists of the following (dollars in thousands except EPS amounts (1995 and 1996 are pro forma for taxes):

                                         1995                 1996                1997
                                 --------------------  -----------------   -------------------
                                  Shares      EPS       Shares      EPS      Shares      EPS
                                 ---------  ---------  --------  --------  ---------- --------
     Basic                          7,093     $ 0.12     7,630      0.34     11,941    $ 0.59
     Dilutive effect of warrants        -          -         -         -         96         -
     Dilutive effect of options         -          -         -         -         403    (0.02)
     Dilutive effect of
       convertible notes                -          -        28         -         120       -
                                 --------    --------  -------     -------   --------  -------
     Diluted                       7,093      $ 0.12     7,658      $0.34     12,560    $ 0.57
                                 ========    ========  =======     =======   ========  =======

     14. Stock options:

     In June 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). In September 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan" and collectively with the 1995 Plan and the 1996 Plan, the "Plans"). The 1995 and 1996 plan, as amended, authorized 332,589 and 717,422 shares, respectively, of incentive or non-qualified stock options. The Director Plan, as amended, authorized 150,000 shares. The maximum exercise period is ten years after the date of grant. A summary of stock option activity since inception of the plans is as follows:

                                NCO GROUP, INC.
            Notes to Consolidated Financial Statements (Continued)


     14. Stock options (continued):
                                                                 Weighted
                                                                  Average
                                               Number of           Option
                                                                   Price
                                                Options          Per Share
                                             --------------    --------------

     Outstanding at January 1, 1995                      -           $     -
       Granted                                     216,086              1.82
                                             --------------    --------------
     Outstanding at December 31, 1995              216,086              1.82
       Granted                                     442,371              9.25
                                             --------------    --------------
     Outstanding at December 31, 1996              658,457              6.80
       Granted                                     424,075             20.28
       Exercised                                  (50,320)              4.20
       Forfeited                                  (36,022)             10.72
                                             --------------    --------------
     Outstanding at December 31, 1997              996,190            $13.05
                                             ==============    ==============

     Shares exercisable at December 31, 1997       241,201            $ 6.16
                                             ==============    ==============

     The following table summarizes information about fixed stock options outstanding as of December 31, 1997:

                                       Stock Options Outstanding                 Stock Options Exercisable
                            -------------------------------------------------   -----------------------------
                                              Weighted           Weighted                        Weighted
           Range of                           Average            Average                         Average
        Exercise Prices       Shares       Remaining Life     Exercise Price      Shares      Exercise Price
      --------------------  ------------  -----------------   ---------------   -----------   ---------------
      $ 1.82                    151,490      7.41 years              $  1.82       100,993           $  1.82
      $ 8.66  to  $12.09        420,625      8.79 years              $  9.29       140,208           $  9.29
      $15.00  to  $19.42        238,050      9.24 years               $16.75             -           $     -
      $23.33  to  $25.00        186,025      9.92 years               $24.53             -           $     -
                            -----------                                         ----------
                                996,190      8.90 years                            241,201
                            ===========                                         ==========

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

                                                        1995          1996            1997
                                                     --------     ------------     ----------

     Net income - as reported                        $819,600      $2,540,929      $7,073,924
     Net income - pro forma                          $812,023      $2,483,138      $6,633,961
     Basic:
          Earnings per share - as reported              $0.12          $ 0.34           $0.59
          Earnings per share - pro forma                $.012           $0.33           $0.55
     Diluted:
          Earnings per share - as reported              $.012           $0.34           $0.59
          Earnings per share - pro forma                $0.12           $0.32           $0.53


                                NCO GROUP, INC.
            Notes to Consolidated Financial Statements (Continued)


     14.      Stock options (continued):

     The estimated weighted-average grant-date fair value of the options granted during the year ended December 31, 1997 was $7.17. All options granted were at the market price of the stock on the grant date. For valuation purposes, the Company utilized the Black-Scholes option pricing model the following assumptions on a weighted average basis:

                                   1995              1996            1997
                                  -----             ------          ------

     Risk-free interest rate       6.6%             6.32%            6.19%
     Expected life in years        3.25              3.25             3.25
     Volatility factor             0.00             32.16            40.42
     Dividend yield                None              None             None
     Forfeiture rate               5.0%              5.0%             5.0%

     15.  Fair value of financial instruments:

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

     Cash and Cash Equivalents: The carrying amount reported in the balance sheet approximates fair value because of the short maturity of these instruments.

     Debt: The Company's non-seller-financed debt is primarily variable in nature and based on the prime rate, and accordingly, the carrying amount of debt instruments approximates fair value. Seller-financed debt arising from the MAB and the Goodyear acquisitions consists of two notes payable which contain a conversion option allowing the holder to convert the debt into shares of common stock at a price of $8.67 and $14.117 per share, respectively. Valuation of these subordinated notes assumes a required rate of return of 13.25% and 10.19%, respectively. For valuation of the option to convert the notes into 115,385 and 63,755 shares of Common Stock, respectively, the Company utilized the Black-Scholes option pricing model and assumed a risk-free interest rate of 6.48% at December 31, 1996 and 5.50% at December 31, 1997, an expected life of three years, a 35.00% volatility factor at December 31, 1996 and a 37.1% volatility factor at December 31, 1997, and no expected dividends. The note issued in connection with the MAB acquisition was converted into Common Stock in July 1997.

     The estimated fair value of the Company's financial instruments are as follows at December 31:

                                                                  1996                         1997
                                                       --------------------------   ------------------------
                                                         Carrying        Fair         Carrying       Fair
                                                          Amount         Value         Amount        Value
                                                       -----------  -------------   -----------  -----------
     Financial Assets:
         Cash and cash equivalents                     $12,058,798    $12,058,798   $29,539,103  $29,539,103

     Financial Liabilities:
         Non-interest bearing note payable                 138,847        138,847        91,900       91,900
         Subordinated seller notes payable                   -              -         1,000,000    1,000,000
         Subordinated seller
              notes payable, convertible                 1,000,000      1,491,016       900,000    1,682,737

     16.      Quarterly Financial Information (unaudited):

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

                                NCO GROUP, INC.
            Notes to Consolidated Financial Statements (Continued)


     16.  Quarterly Financial Information (unaudited) (continued):

                                                       Quarters Ended

                                      1996                                        1997
                    -----------------------------------------  -------------------------------------------
                      Mar.      June      Sept.       Dec.       Mar.       June       Sept.       Dec.
                       31        30         30         31         31         30          30         31
                    ---------  --------  ---------  ---------  ---------  ----------  ---------  ---------
      Revenue         $6,044    $6,499     $7,715    $10,502    $18,077     $21,162    $21,739    $24,306
      Income from

      operations         915     1,156      1,183      1,569      2,383       3,039      3,112      2,932
      Net income
                         760     1,001        968        906      1,307       1,717      2,082      1,968

     17.  Commitments and Contingencies:

     The Company is party, from time to time, to various legal proceedings incidental to its business. In the opinion of management none of these items individually or in the aggregate would have a significant effect on the financial position, result of operations, cash flows, or liquidity of the Company.

     18.  Other Recent Accounting Pronouncements:

     In June 1997, the Financial Accounting Standard Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt this standard in the first quarter of 1998. Management believes that the adoption of SFAS No. 130 will have not have a material impact on consolidated results of operations, financial condition or cash flows.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customer. The Company is required to disclose this information for the first time it publishes its 1998 annual report. Management is in the process of evaluating the segment disclosures for purposes of reporting under SFAS No. 131. The Company has not yet determined the effect that the adoption of SFAS. No. 131 will have on the consolidated results of operations, financial condition or cash flows.