Form 10-K/A
period 1997-12-31
NCO GROUP INC
filed 1998-04-30
CIK 1022608

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

                           Commission File No. 0-21639

                                 NCO GROUP, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Pennsylvania                                     23-2858652
-------------------------------               --------------------------------
(State or Other Jurisdiction of               (IRS Employer Identification No.)
 Incorporation or Organization)

   515 Pennsylvania Avenue
 Fort Washington, Pennsylvania                             19034
------------------------------                 ------------------------------
   (Address of principal                                 (Zip Code)
    executive offices)

          Registrant's Telephone Number, Including Area Code (215) 793-9300
                                                             --------------
          Securities Registered Pursuant to Section 12(b) of the Act:  None
                                                                       ----
            Securities Registered Pursuant to Section 12(g) of the Act:

  Common Stock, no par value                                 13,394,651
 ---------------------------                       -----------------------------
      (Title of Class)                             (Number of Shares Outstanding
                                                       as of [April 27], 1998)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant is $240,384,419(1).

         Documents incorporated by reference are listed in the Exhibit Index.
-----------------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning 10% or more of the Company's Common Stock, multiplied by $[ ], the last reported sale price for the Company's Common Stock on [April 27], 1998. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

         In accordance with instruction G(3) to Form 10-K, NCO Group, Inc. ("NCO" or the "Company") is amending its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998 to provide information required in Part III.

                                TABLE OF CONTENTS

                                                                       Page
                                    PART III

Item 10. Directors and Executive Officers of the Registrant................1

Item 11. Executive Compensation............................................2

Item 12. Security Ownership of Certain Beneficial Owners and Management....6

Item 13. Certain Relationships and Related Transactions....................8

         Signatures.......................................................10

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The following table sets forth information concerning the Company's directors. Information concerning the Company's executive officers who are not directors is set forth in Item 4.1 of the Annual Report on Form 10-K previously filed.


                                                                                                Director
            Name        Age                               Position                                Since
            ----        ---                               --------                                -----

Michael J. Barrist       37    Chairman of the Board, President and Chief Executive                1986
                               Officer

Charles C. Piola, Jr.    51    Executive Vice President and Director                               1986

Bernard R. Miller        50    Senior Vice President, Development and Director                     1996

Eric S. Siegel           41    Director                                                            1996

Allen F. Wise            55    Director                                                            1996


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

         Bernard R. Miller joined the Company as Senior Vice President of Development in 1994 when NCO acquired B. Richard Miller, Inc. ("BRM"), a Philadelphia-based accounts receivable management company owned principally by Mr. Miller. Mr. Miller became a director in 1996 and an Executive Vice President in September 1997. Prior to joining the Company, Mr. Miller served as President and Chief Executive Officer of BRM since he founded it in 1980.

         Eric S. Siegel was appointed to the Board of Directors of the Company in December 1996. Mr. Siegel has been President of Siegel Management Company, a management consulting firm, since 1983. Mr. Siegel also is an adjunct faculty member at the Wharton School of the University of Pennsylvania and is co-author of The Ernst & Young Business Plan Guide.

         Allen F. Wise was appointed to the Board of Directors of the Company in December 1996. Mr. Wise has been a director and Chief Executive Officer of Coventry Corporation, a managed care company, since October 1996. Prior thereto, he was Executive Vice President of United Healthcare Corporation since October 1994, President of Wise Health Systems, a healthcare management company, from September 1993 to October 1994, Chief Executive Officer of Keystone Health Plan and Chief Operating Officer of Independence Blue Cross from September 1991 to September 1993 and Vice President of U.S. Healthcare, Inc. from April 1985 to September 1991. Mr. Wise is also a director of Transition Systems Inc.

Board Reorganization

         Following completion of the Company's initial public offering in the fourth quarter of 1996, the Board of Directors was reorganized by increasing the number of directors from three to five, appointing Eric S. Siegel and Allen F. Wise as outside directors to fill the vacancies created by the increase and dividing the Board into three classes. Class I consists of Mr. Michael J. Barrist, whose term will expire at the Annual Meeting of Shareholders in the year 2000; Class II consists of Messrs. Bernard R. Miller and Allen F. Wise, whose terms will expire at the 1998 Annual Meeting of Shareholders; and Class III consists of Messrs. Charles C. Piola and Eric S. Siegel, whose terms will expire at the 1999 Annual Meeting of Shareholders. Directors whose terms are expiring are elected by the shareholders to serve for three year terms.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than ten percent beneficial shareholders were complied with during the year ended December 31, 1997.

Item 11. Executive Compensation.

Summary Compensation Table

         The following table sets forth the Compensation earned by the Chief Executive Officer and the four next most highly compensated executive officers of the Company whose aggregate salaries and bonuses exceeded $100,000 for services rendered in all capacities to the Company during 1997.

                                                                              Long-Term
                                                                            Compensation
                                                                             Awards (1)
                                                                           --------------
                                                  Annual Compensation        Securities
              Name and                            -------------------        Underlying         All Other
         Principal Position            Year       Salary($)    Bonus($)       Options (#)     Compensation($)(2)
         -------------------           ----       ---------    --------     -------------     ------------------
Michael J. Barrist                     1997         280,288    279,648         42,500             18,681
Chairman of the Board, President       1996         208,653     53,862(3)           -              5,957
and Chief Executive Officer            1995         200,000    242,641              -              5,993

Charles C. Piola, Jr.                  1997         229,327    100,000         22,500             20,565
Executive Vice President and           1996         202,884     33,333(3)           -             16,413
Director                               1995         200,000    135,714              -             15,835

Bernard R. Miller                      1997         152,885    100,000         22,500              8,328
Executive Vice President,              1996         136,730     26,448(3)      75,000              7,926
Development and Director               1995         130,000     21,645              -              5,955

Steven L. Winokur,                     1997         152,885     45,000         30,000              1,541
Executive Vice President, Finance      1996         149,422     35,000         46,802                  -
and Chief Financial Officer            1995               -          -         49,886                  -

Joseph C. McGowan                      1997         138,942     45,000         30,000             10,696
Executive Vice President, and Chief    1996         117,000     18,000         62,400              3,664
Operating Officer of the Company       1995         100,000     30,000         66,516              5,088
and Chief Executive Officer of
NCO Financial Systems, Inc.

---------------------------

(1) The Company did not grant any restricted stock awards or stock appreciation rights during the periods presented.

(2) For 1997, consists of premiums for disability policies paid by the Company of $15,875, $14,607, $6,417, $0, and $8,397, a portion of the premiums for split-dollar life insurance policies paid by the Company of $431, $3,583, $0, $0 and $0 calculated in accordance with SEC regulations, and the Company matching contribution under the 401(k) Profit Sharing Plan of $2,375, $2,375, $1,911, $1,541, and $2,299, for the benefit of Messrs.
     Barrist, Piola, Miller, Winokur and McGowan, respectively.

(3) These bonus amounts represent the bonuses earned by the respective officers from September 3, 1996, the date of the Company's termination of its status as an S Corporation under the Internal Revenue Code of 1986, as amended, until December 31, 1996. No bonus was paid to these executive officers (who were also shareholders) for the period while the Corporation was an S Corporation in 1996. The total bonus amounts for 1996 for Mr. Barrist, Mr. Piola and Mr. Miller would have been $161,587, $100,000 and $79,343, respectively.

Option Grants in 1997

         The following table sets forth certain information concerning stock options granted during 1997 to each of the executive officers of the Company named in the Summary Compensation Table.

                                                                                   Potential Realizable
                                                                                     Value at Assumed
                                                                                      Annual Rates of
                                                                                        Stock Price
                                                                                      Appreciation for
                                               Individual Grants                      Option Term (1)
                              ---------------------------------------------------  --------------------
                              Number of       Percent of
                             Securities     Total Options
                             Underlying       Granted to   Exercise
                               Options       Employees in  Price Per   Expiration
                Name           Granted       Fiscal Year     Share       Date         5%         10%
------------------------     -----------    -------------  ---------   ----------  --------   ----------
Michael J. Barrist            22,500(2)         5.4%      $ 18.17       4/10/02    $ 69,858   $ 195,188
                              20,000(3)         4.8%        24.50      12/16/07     308,210     780,938

Charles C. Piola, Jr.         15,000(2)         3.6%        16.67       4/10/07     157,244     398,422
                               7,500(3)         1.8%        24.50      12/16/07     115,579     292,852

Bernard R. Miller             15,000(2)         3.6%        16.67       4/10/07     157,244     398,422
                               7,500(3)         1.8%        24.50      12/16/07     115,579     292,852

Steven L. Winokur             15,000(2)         3.6%        16.67       4/10/07     157,244     398,422
                              15,000(3)         3.6%        24.50      12/16/07     231,158     585,703

Joseph C. McGowan             15,000(2)         3.6%        16.67       4/10/07     157,244     398,422
                              15,000(3)         3.6%        24.50      12/16/07     231,158     585,703

--------------------



(1) Represents the difference between the market value of the Common Stock for which the option may be exercised, assuming that the market value of the Common Stock on the date of grant appreciates in value to the end of the ten-year option term (five-year option term with respect to certain options granted to Mr. Barrist) at annualized rates of 5% and 10%, respectively, and the exercise price of the option. The rates of appreciation used in this table are prescribed by regulation of the SEC and are not intended to forecast future appreciation of the market value of the Common Stock.

(2) These options were granted on 4/10/97 at the fair market value of the Common Stock on the date of grant (110% of the fair market value with respect to options granted to Mr. Barrist) and become exercisable in three equal annual installments beginning one year after the date of grant.

(3) These options were granted on 12/16/97 at the fair market value of the Common Stock on the date of grant and become exercisable in three equal annual installments beginning one year after the date of grant.

Aggregated Option Exercises in 1997 and 1997 Year-End Option Values

         The following table sets forth certain information concerning stock options exercised during 1997 and by each of the executive officers of the Company named in the Summary Compensation Table and the number of unexercised options and the value of unexercised options at December 31, 1997 held by each of the executive officers of the Company named in the Summary Compensation Table.

                                                             Number of Securities
                                                            Underlying Unexercised          Value of Unexercised
                                                                 Options at               In-the-Money Options at
                         Shares Acquired       Value           December 31, 1997             December 31, 1997(1)
        Name               on Exercise        Realized     Exercisable/Unexercisable     Exercisable/Unexercisable
        ----             ---------------      --------     -------------------------     -------------------------
Michael J. Barrist              -                -                   -/42,500                     -/$195,640

Charles C. Piola, Jr.           -                -                   -/22,500                     -/$145,635

Bernard R. Miller               -                -                 25,000/72,500              $360,400/$866,435

Steven L. Winokur             17,238          $289,081             31,620/77,830             $649,862/$1,085,980

Joseph C. McGowan             21,588          $362,030             43,556/93,772             $899,898/$1,396,280

----------------------------------------

(1) Represents the difference between the last sale price of the Common Stock on December 31, 1997 ($25.75 per share), as reported on the Nasdaq National Market, and the exercise price of in-the-money options, multiplied by the number of exercisable or unexercisable options held, as applicable.

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

         Each of the employment agreements provides that, in the event of the death of the employee or the termination of employment by the Company other than "for cause" (as defined in the agreements), the Company shall continue to pay the employee's full compensation, including bonuses, for the balance of the employment term. In addition to a non-disclosure covenant, each employee agreement also contains a covenant-not-to-compete with the Company for a period of two years following the date that the Company ceases to pay the employee any compensation pursuant to the terms of the agreement.

Executive Salary Continuation Plan

         The Company has adopted an Executive Salary Continuation Plan which provides beneficiaries of designated participants with a salary continuation benefit in the event of the participant's death while employed by the Company. Participants are selected by the Board of Directors of the Company. The salary continuation payments range from a payment of $30,000 for 10 years after the death of the participant to a payment of 50% to 100% of a participant's salary for five years after the death of the participant. The plan is funded by insurance maintained by the Company on the lives of the participants. Each of Messrs. Barrist, Piola, Miller, Winokur and McGowan is a participant in this Plan and their respective beneficiary will be entitled to receive 100% salary continuation payments for five years in the event of their death.


Director Compensation

         Each director of the Company who is not also an employee receives an annual fee of $5,000 and a fee of $500 for each meeting of the Board or any committee of the Board attended, plus reimbursement of expenses incurred in attending meetings.

         Pursuant to the Company's Director Plan, as amended, each person who was a non-employee director as of the date of the approval of amendments to the Director Plan by the Board and each person who thereafter is first elected or appointed to serve as a non-employee director of the Company automatically is granted an option to purchase 15,000 shares of Common Stock at the fair market value of the Common Stock on the date of the grant and each person who is re-elected or continues as a non-employee director at each subsequent annual meeting of shareholder (beginning with the 1997 Annual Meeting of Shareholders) automatically is granted an option to purchase 3,000 shares of Common Stock at the fair market value of the Common Stock on the date of grant. Each of Messrs. Siegel and Wise received an option to purchase 15,000 shares of Common Stock at an exercise price of $16.67 per share in April 1997 and an option to purchase 3,000 shares of Common Stock at an exercise price of $19.42 immediately following the 1997 Annual Meeting of Shareholders. In addition, each of Messrs. Siegel and Wise will receive an option to purchase 3,000 shares of Common Stock immediately following the 1998 Annual Meeting of Shareholders, assuming, in the case of Mr. Wise, that he is re-elected at such Meeting. All options granted under the Director Plan are exercisable one year after the date of grant, except that they become immediately exercisable upon a "change in control" as defined in the Director Plan, and, unless terminated earlier by the terms of the Director Plan, expire ten years after the date of grant.

         The Company has engaged Siegel Management Company to provide advisory and consulting services with respect to prospective acquisitions by the Company. The Company paid fees of $0 and $250,000 to Siegel Management Company for services rendered in 1997 and 1998, respectively. Eric S. Siegel is a director of the Company and is the President and owner of Siegel Management Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of the April 30, 1998, certain information regarding the beneficial ownership of the Common Stock by: (i) each person known by the Company to own beneficially more than five percent of the outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the executive officers of the Company named in the Summary Compensation Table; and (iv) the Company's directors and executive officers as a group. Except as otherwise indicated, to the knowledge of the Company, the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares.

                                              Shares Beneficially Owned(1)
                                              ----------------------------
              Name of Beneficial Owner               Number          Percent
              -------------------------             ----------       -------
Michael J. Barrist (2)(3)....................       2,632,690         19.6%

Joseph C. McGowan (4)........................          70,728             *

Bernard R. Miller (5)........................         211,341           1.6

Charles C. Piola, Jr. (2)(6).................       1,193,573           8.9

PNC Bancorp, Inc. (7)........................       1,068,401           8.0

Provident Investment Counsel, Inc. (8).......         665,796           5.0

Eric S. Siegel (9)...........................          14,043             *

Steven L. Winokur (10).......................         232,709           1.7

Allen F. Wise (4)............................           6,500             *

All directors and executive officers
         as a group (7 persons)(11)..........       4,361,584          32.1

-----------------------------
*Less than one percent.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, include securities owned by or for the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days of April 30, 1998. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

(2) The address of such person is c/o NCO Group, Inc., 515 Pennsylvania Avenue, Fort Washington, Pennsylvania 19034.

(3) Includes: (i) 253,288 shares of Common Stock owned by Mrs. Annette Barrist which Mr. Barrist has the sole right to vote pursuant to an irrevocable proxy, (ii) 77,119 shares held in trust for the benefit of members of Mrs. Annette Barrist's or Mr. Barrist's family for which Mr. Barrist is a co-trustee, and (iii) 7,500 shares issuable upon the exercise of options which are exercisable within 60 days of April 30, 1998. Excludes 179,160 shares held in trust for the benefit of Mr. Barrist's child, as to which Mr. Barrist disclaims beneficial ownership. Mrs. Annette Barrist is the mother of Michael J. Barrist.

(4) Represents shares issuable upon the exercise of options which are exercisable within 60 days of April 30, 1998.

(5) Includes 30,000 shares issuable upon the exercise of options which are exercisable within 60 days of April 30, 1998.

(6) Includes 5,000 shares issuable upon the exercise of options which are exercisable within 60 days of April 30, 1998. Excludes 179,160 shares held in trust for the benefit of Mr. Piola's children, as to which Mr. Piola disclaims beneficial ownership.

(7) Based upon a Schedule 13D, dated February 13, 1998, provided to the Company. The address of PNC Bancorp, Inc. is One PNC Plaza, 249 Fifth Avenue, Pittsburgh, PA 15265.

(8) Based upon a Schedule 13D, dated February 10, 1998, provided to the Company. The address of Provident Investment Counsel, Inc. is 300 N. Lake Avenue, Suite 1001, Pasadena, CA 91101.

(9) Includes 12,043 shares issuable upon the exercise of options which are exercisable within 60 days of April 30, 1998.

(10) Includes: (i) 179,160 shares held in trust for the benefit of Mr. Barrist's child for which Mr. Winokur is a co-trustee; (ii) 53,249 shares issuable upon the exercise of options which are exercisable within 60 days of April 30, 1998; and (iii) 300 shares held in custody for the benefit of Mr. Winokur's minor children for which Mr. Winokur is custodian.

(11) Includes: (i) 253,288 shares of Common Stock owned by Mrs. Barrist which Mr. Barrist has the sole right to vote pursuant to an irrevocable proxy,
     (ii) 77,119 shares held in trust for the benefit of members of Mrs. Barrist's and Mr. Barrist's family for which Mr. Barrist is a co-trustee,
     (iii) 179,160 shares held in trust for the benefit of Mr. Barrist's child for which Mr. Winokur is a co-trustee, (iv) an aggregate of 185,020 shares issuable upon exercise of options which are exercisable within 60 days of April 30, 1998, and (v) 300 shares held in custody for the benefit of Mr. Winokur's minor children for which Mr. Winokur is custodian. Excludes 179,160 shares held in trust for the benefit of Mr. Piola's children.

Item 13. Certain Relationships and Related Transactions.

Compensation Committee Interlocks and Insider Participation

         Prior to the completion of the Company's initial public offering in November 1996, the Company did not have a Compensation Committee and compensation decisions were made by the Board of Directors, consisting of Messrs. Barrist, Piola and Miller, each of whom is also an executive officer of the Company. In December 1996, the Board appointed Messrs. Siegel and Wise to the Board and established a Compensation Committee consisting of Messrs. Barrist, Siegel and Wise. Mr. Barrist resigned from the Compensation Committee in 1997. Certain transactions between the Company and the foregoing persons are described below.

Real Estate Matters

         Prior to July 1997, the Company leased four facilities in Blue Bell, Pennsylvania from limited partnerships of which Messrs. Barrist, Piola, Miller and Mr. Barrist's mother were limited partners, except that, in certain partnerships, an unaffiliated person was also a limited partner, and Mr. Barrist was the sole shareholder of the corporate general partner. These leases were terminated in July 1997. Under these leases, the Company paid the limited partnerships owned by the persons named above approximately $231,636 for the year ended December 31, 1997. In July 1997, the Company terminated its leases of the Blue Bell facilities and relocated such offices to an 82,000 square foot facility located in Ft. Washington, Pennsylvania.

Distribution and Tax Indemnification Agreement

         In 1996, the Company entered into a distribution and tax indemnification agreement with its shareholders as of September 3, 1996 (the "Termination Date"), the Company terminated its status as an S Corporation which provided for: (i) the payment of estimated S Corporation distributions, (ii) the adjustment of the S Corporation distributions based on the final determination of the Company's actual undistributed S Corporation earnings through the Termination Date, (iii) an indemnification by the Company of such shareholders for any losses or liabilities with respect to any additional taxes (including interest, penalties, legal and accounting fees and any additional taxes resulting from any indemnification) resulting from the Company's operations during the period in which it was an S Corporation (the "S Corporation Period") and (iv) an indemnification by such shareholders of the Company for the amount of any tax refund received by such shareholders due to a reduction in their share of the Company's S Corporation taxable income for the S Corporation Period less any taxes, interest or penalties imposed by any tax authority on any distributions to such shareholders with respect to the S Corporation Period in excess of such shareholder's share of taxable income of the Company for the S Corporation Period.

Professional Services

         The Company has engaged Siegel Management Company to provide advisory and consulting services with respect to prospective acquisitions by the Company. The Company paid fees of $0 and $250,000 to Siegel Management Company for services rendered in 1997 and 1998, respectively. Eric S. Siegel is a director of the Company and is the President and owner of Siegel Management Company.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NCO GROUP, INC.


Date:    April 30, 1998                      By:
                                                --------------------------------
                                                  Steven L. Winokur, Executive
                                                  Vice President and Chief
                                                  Financial Officer