Form 10-Q
period 1998-03-31
NCO GROUP INC
filed 1998-05-04
CIK 1022608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended March 31, 1998, or


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
                                     Yes  X  No
                                        ----   ----


         The number of shares outstanding of each of the issuer's classes of common stock was 13,390,776 shares common stock, no par value, outstanding as of April 30, 1998.

                                 NCO GROUP, INC.
                                      INDEX

                                                                            PAGE

Part I                  FINANCIAL INFORMATION

 Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

          Consolidated Balance Sheets -
           December 31, 1997 and March 31, 1998                             3

          Consolidated Statements of Income -
           Three months ended
           March 31, 1997 and 1998                                          4

          Consolidated Statements of Cash Flows -
           Three months ended  March 31, 1997 and 1998                      5

          Notes to Consolidated Financial Statements                        6

          Pro Forma Selected Financial Data                                 9

          Notes to Pro Forma Selected Financial Data                       10

 Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   11

PART II                                                                    14

 Item 1.  Legal Proceedings
 Item 2.  Changes in Securities
 Item 3.  Defaults Upon Senior Securities
 Item 4.  Submission of Matters to a Vote of Shareholders
 Item 5.  Other Information
 Item 6.  Exhibits and Reports on 8-K

Part 1 - Financial Information
Item 1 - Financial Statements

                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                          December 31,         March 31,
                                          ASSETS                                              1997                1998
                                                                                         ------------        ------------

Current assets:
    Cash and cash equivalents                                                             $ 29,539          $ 16,088
    Accounts receivable, trade, net of allowance for
         doubtful accounts of $365 and $431, respectively                                   13,442            14,848
    Other current assets                                                                     2,357             1,557
                                                                                         ---------         ---------
         Total current assets                                                               45,338            32,493

Funds held in trust for clients

Property and equipment, net                                                                  7,469             8,245

Other assets:
    Intangibles,  net of accumulated amortization                                           45,881            63,130
    Deferred financing costs                                                                   522               849
    Deposits on acquisitions                                                                 1,650
    Other assets                                                                               776               991
                                                                                         ---------         ---------
          Total other assets                                                                48,829            64,970
                                                                                         ---------         ---------
Total assets                                                                             $ 101,636         $ 105,708
                                                                                         =========         =========


                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Long-term debt, current portion                                                          $ 560           $ 1,060
    Capitalized lease obligations, current portion                                             114               106
    Corporate taxes payable                                                                    286               462
    Accounts payable                                                                         1,913             2,937
    Accrued expenses                                                                         3,074             2,548
    Accrued compensation and related expenses                                                2,844             2,955
    Unearned revenue, net of related costs                                                     107               252
                                                                                         ---------         ---------
         Total current liabilities                                                           8,898            10,320

Funds held in trust for clients

Long-term liabilities:
    Long term debt, net of current portion                                                   1,437               923
    Capitalized lease obligations, net of current portion                                      248               225
    Deferred taxes                                                                           1,691             2,253
    Unearned revenue, net of related costs                                                      28                31

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding
    Common stock,  no par value, 37,500,000 shares authorized,
        13,216,244 and 13,390,651 shares issued and outstanding
        at December  31, 1997 and March 31, 1998, respectively.                             80,249            80,802
    Unexercised warrants                                                                     1,122               875
    Retained earnings                                                                        7,963            10,279
                                                                                         ---------         ---------
          Total shareholders' equity                                                        89,334            91,956
                                                                                         ---------         ---------
Total liabilities and shareholders' equity                                               $ 101,636         $ 105,708
                                                                                         =========         =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                 (Dollars in thousands, except per share data)


                                                                                           For the Three Months Ended
                                                                                                    March 31,
                                                                                         --------------------------------
                                                                                               1997             1998
                                                                                         -------------      -------------
Revenue                                                                                   $ 18,077             $ 27,609

Operating costs and expenses:
    Payroll and related expenses                                                             9,046               14,144
    Selling, general and administrative
      expenses                                                                               5,932                8,568
    Depreciation and amortization expense                                                      716                1,155
                                                                                         ---------            ---------
         Total operating costs and expenses                                                 15,694               23,867
                                                                                         ---------            ---------
Income from operations                                                                       2,383                3,742

Other income (expense):
    Interest and investment income                                                              93                  232
    Interest expense                                                                          (175)                 (79)
                                                                                         ---------            ---------
                                                                                               (82)                 153
                                                                                         ---------            ---------
Income before provision for income taxes                                                     2,301                3,895

Income tax expense                                                                             994                1,579
                                                                                         ---------            ---------

Net  income                                                                                $ 1,307              $ 2,316
                                                                                         =========            =========

Net income per share:
    Basic                                                                                  $  0.12              $  0.17
                                                                                         =========            =========
    Diluted                                                                                $  0.12              $  0.17
                                                                                         =========            =========

Weighted average shares outstanding:
    Basic                                                                               10,655,636           13,240,098
    Diluted                                                                             11,229,918           13,801,012


                  The accompanying notes are an integral part of these consolidated financial statements.

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                           For the Three Months Ended
                                                                                                    March 31,
                                                                                         ---------------------------------
                                                                                             1997               1998
                                                                                         -------------      -------------
    Cash flows from operating activities:
      Net income                                                                           $ 1,307            $ 2,316
      Adjustments to reconcile net income
        to net cash provided by operating activities:
          Depreciation                                                                         269                439
          Amortization of intangibles                                                          404                673
          Amortization of deferred financing costs                                              43                 43
          Provision for doubtful accounts                                                       92                 66
          Changes in assets and liabilities, net of acquisitions:
            Accounts receivable, trade                                                      (1,979)               206
            Notes receivable
            Other current assets                                                               127                881
            Deferred taxes                                                                      40                560
            Other assets                                                                        50               (153)
            Accounts payable                                                                (1,073)               954
            Corporate taxes payable                                                            822                176
            Accrued expenses                                                                 1,311             (1,249)
            Accrued compensation and related costs                                              17                (13)
            Unearned revenue                                                                   (35)                (3)
                                                                                         ---------          ---------
                 Net cash provided by operating activities                                   1,395              4,896

    Cash flows from investing activities:
      Purchase of property and equipment                                                      (312)            (1,065)
      Net cash paid for acquisitions                                                       (15,557)           (17,174)
                                                                                         ---------          ---------
                 Net cash used in investing activities                                     (15,869)           (18,239)

    Cash flows from financing activities:
      Repayment of notes payable                                                              (130)               (43)
      Borrowings under credit agreement                                                      8,350
      Payment of fees to acquire new debt                                                      (12)              (371)
    Issuance of common stock, net                                                                -                306
                                                                                         ---------          ---------
                 Net cash provided by financing activities                                   8,208               (108)
                                                                                         ---------          ---------
    Net increase (decrease) in cash and cash equivalents                                    (6,266)           (13,451)
    Cash and cash equivalents at beginning of period                                        12,059             29,539
                                                                                         ---------          ---------
    Cash and cash equivalents at end of period                                             $ 5,793           $ 16,088
                                                                                         =========          =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                                 NCO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

 1.      Nature of Operations:

NCO Group, Inc. (the "Company") is a leading provider of accounts receivable management and other outsourced services. The Company's client base is comprised of companies located throughout the United States in the financial services, healthcare, retail and commercial, education, telecommunications, utilities and government sectors.

 2.      Summary of Significant Accounting Policies:

     Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions.

     Revenue Recognition:

The Company generates revenues from contingency fees and contractual services. Contingency fee revenue is recognized upon collection of funds on behalf of clients. Contractual services revenue is deferred and recognized as services are performed.

     Income Taxes:

The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard requires an asset and liability approach that takes into account changes in tax rates when valuing the deferred tax amounts to be reported on the balance sheet.

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

                                 NCO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

     Earnings Per Share:

All earnings per share computations and presentations are in accordance with SFAS No. 128, "Earnings per Share."

     Interim Financial Information:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on March 31, 1998.

3.   Acquisitions:

On January 22, 1997 the Company purchased the outstanding stock of Goodyear & Associates, Inc. ("Goodyear") for $5.4 million comprised of $4.5 million in cash and a $900 convertible note. The Company recognized goodwill of $4.9 million.

On January 30, 1997 the Company purchased substantially all the assets of Tele-Research Center, Inc. ("Tele-Research") for $2.2 million in cash, including contingent consideration paid. The Company recognized goodwill of $1.6 million.

On January 31, 1997 the Company purchased certain assets of the CMS A/R Services ("CMSA/R"), the Collection Division of CMS Energy Corporation, for $5.1 million in cash. The Company recognized goodwill of $3.2 million.

On February 2, 1997 the Company purchased certain assets and assumed certain liabilities of the Collections Division of CRW Financial, Inc. ("CRWCD") for $3.8 million in cash, 518,000 shares of common stock and warrants for 375,000 shares of common stock. The acquisition was valued at approximately $12.8 million. The Company recognized goodwill of $10.2 million.

On October 1, 1997 the Company purchased the outstanding stock of ADVANTAGE Financial Services, Inc. and related companies ("AFS") for $2.9 million in cash, 46 shares of common stock and $1.0 million in notes payable. The acquisition was valued at approximately $5.0 million. The Company recognized goodwill of $5.1 million.

On October 1, 1997 the Company purchased the outstanding stock of Credit Acceptance Corporation ("CAC") for $1.8 million in cash. The Company recognized goodwill of $1.8 million.

On December 31, 1997, effective January 1, 1998, the Company purchased certain assets of American Financial Enterprises, Inc. Collections Division ("AFECD") for $1.7 million in cash. Cash paid for the acquisition of AFECD is included on the Consolidated Balance Sheet at December 31, 1997 under the caption "Deposits on acquisitions." The Company recognized goodwill of $2.1 million.

On February 6, 1998, the Company purchased certain assets of The Response Center ("TRC"), which was an independent division of TeleSpectrum Worldwide, Inc., for $15.0 million plus an earn-out based on the value of the Company's market research business at December 31, 1998. The Company recognized goodwill of $13.9 million.

In March 1998, the Company entered into an agreement with FCA International
Ltd. ("FCA") pursuant to which NCO is making a cash tender offer for all of the outstanding common shares of FCA at $9.60 per share, Canadian (equivalent to $6.77 in U.S. dollars based upon the exchange rate as of the date of the agreement). Founded in 1926, FCA is the largest accounts receivable management company in Canada with signifcant operations in the United States and the United Kingdom. The purchase price is valued at approximately $67.6 million. The Company expects to recognize $56.2 million of goodwill.

                                 NCO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

The Company has entered into an agreement to acquire all of the outstanding stock of MedSource, Inc. for approximately $17.9 million in cash and the recognizition of certain acquisition related liabilities. MedSource, Inc. based in Goodlettsville, Tennessee, provides accounts receivable management services principally to the healthcare sector. The Company expects to recognize $36.3 million of goodwill.

4.   Funds Held in Trust for Clients:


In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held in trust for clients of $8.1 million and $17.4 million at December 31, 1997 and March 31, 1998, respectively, have been shown net of their offsetting liability for financial statement presentation purposes.

5.    Long-Term Debt:

In March 1998, Mellon Bank, N.A. increased the revolving credit facility to $75.0 million from $25.0 million and changed the interest rate to a variable rate ranging from LIBOR plus 0.75% to LIBOR plus 2.0% (LIBOR was 5.69% at March 31, 1998) based on the Company's interest coverage ratios from a fixed interest rate of 2.5% over LIBOR. There were no outstanding borrowings as of December 31, 1997 or March 31, 1998. The revolving credit line is collateralized by substantially all the assets of the Company and includes certain financial covenants such as maintaining minimum working capital and net worth requirements and includes restrictions on, among other things, capital expenditures and distributions to shareholders. The bank had received warrants to purchase an aggregate of 360,887 shares of the Company's Common Stock for establishing the credit facility initially and for subsequent amendments to increase the Company's borrowing capacity under such facility. In July 1997, the bank exercised 225,000 warrants for Common Stock which was sold in the 1997 offering. The remainder of the warrants were exercised in January 1998.

6.    Earnings Per Share:

Basic earnings per share were computed by dividing the net income for the three months ended March 31, 1997 and 1998 by the weighted average number of shares outstanding. Diluted earnings per share were computed by dividing the net income, adjusted for the effects of interest expense attributable to convertible debt, for the three months ended March 31, 1997 and 1998 by the weighted average number of shares outstanding including common equivalent shares. All outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive.

The reconciliation of basic to diluted earnings per share ("EPS") consists of the following for the three months ended March 31, 1997 and 1998 (amounts in thousands, except per share data):

                                        1997                 1998
                                 Shares      EPS      Shares      EPS
                                --------   --------- ---------  --------

Basic .....................      10,656    $   0.12   13,240    $  0.17
Dilutive effect of warrants          46           -       99          -
Dilutive effect of options          353           -      398          -
Dilutive effect of
convertible notes .........         175           -       64          -
                                --------  --------- ---------  -------
Diluted ...................      11,230    $   0.12   13,801    $  0.17
                                ========  ========= =========  =======

7.    Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the three months ended March 31:

                                                    1997           1998
                                                    ----           ----
Noncash investing and financing activities:
  Fair value of assets acquired ..................  $7,987        $1,972
  Liabilities assumed form acquisitions ..........   3,400           346
  Convertible note payable, issued for acquisition     900           --
  Common stock issued for acquisitions ...........   8,215           --
  Warrants issued for acquisitions ...............     875           --
  Warrants exercised .............................      --           247

8.    Subsequent Events:

On May 4, 1998, the Company filed a Registration Statement for a public offering of 6,565,000 shares of Common Stock of which 5.8 million shares will be sold by the Company and 765,000 shares will be sold by management and other selling shareholders.

9.    Investment Considerations:

In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain risk factors and other information contained in the Company's filings with the Securities and Exchange Commission, including, without limitation, the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998 as amended, and the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998.

A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Steven L. Winokur, Executive Vice President, Finance/CFO, NCO Group, Inc., 515 Pennsylvania Avenue, Ft. Washington, PA 19034.

                                 NCO GROUP, INC.
                        Pro Forma Selected Financial Data
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                                           Three Months Ended March 31, 1998
                                                           ------------------------------------------------------------------
                                                                       Historical
                                                           --------------------------------------------
                                                                                           Pending             Acquisition
                                                           NCO           TRC (1)       Acquisitions (2)       Adjustments (3)
                                                           ---           -------       ----------------       ---------------

Statement of Income Data:

Revenue .............................................     $ 27,609      $    788           $ 20,002              $   --
                                                          --------      --------           --------              --------

Operating costs and expenses:
     Payroll and related expenses ...................       14,144           429             11,778                (1,519)
     Selling, general and administrative expenses ...        8,568           162              6,779                  (336)
     Depreciation and amortization expense ..........        1,155             7                904                    28
                                                          --------      --------           --------              --------
          Total operating costs and expenses ........       23,867           598             19,461                (1,827)
                                                          --------      --------           --------              --------

Income (loss)from operations ........................        3,742           190                541                 1,827


Other income (expense):
     Interest and investment income .................          232          --                   89                   (69)
     Interest expense ...............................          (79)         --                 (704)               (1,264)
                                                          --------      --------           --------              --------
                                                               153          --                 (615)               (1,333)
                                                          --------      --------           --------              --------
Income before provision for income taxes ............        3,895           190                (74)                  494

Income tax expense ..................................        1,579          --                  (56)                  673
                                                          --------      --------           --------              --------
Net  income (loss) .................................      $  2,316      $    190           $    (18)             $   (179)
                                                          ========      ========           ========              ========

Net income per share:
     Basic...........................................     $   0.17
                                                          ========
     Diluted ........................................     $   0.17
                                                          ========

Weighted average shares outstanding:
     Basic...........................................   13,240,098
     Diluted ........................................   13,801,012

                                                                                        March 31, 1998
                                                                        ---------------------------------------------------
                                                          December 31,                      Pro                Pro Forma
                                                             1997         Actual          Forma(6)           As Adjusted(7)
                                                          -----------   --------         --------            --------------
Balance Sheet Data:

Cash and cash equivalents ..........................      $ 29,539      $ 16,088           $  9,148              $ 60,707
Working capital ....................................        36,440        22,173              2,199                56,640
Total assets .......................................       101,636       105,708            227,420               278,979
Long-term debt, net of current portion .............         1,437           923             94,715                   923
Shareholders' equity ...............................        89,334        91,956             91,956               240,284


                                                                      Three Months Ended March 31, 1998
                                                             ------------------------------------------------

                                                                               Offering           Pro Forma
                                                             Pro Forma       Adjustments (4)      As Adjusted
                                                             ---------       ---------------      -----------

Statement of Income Data:

Revenue .............................................       $ 48,399            $   --             $ 48,399
                                                            --------            --------           --------

Operating costs and expenses:
     Payroll and related expenses ...................         24,832                --               24,832
     Selling, general and administrative expenses ...         15,173                --               15,173
     Depreciation and amortization expense ..........          2,094                --                2,094
                                                            --------            --------           --------
          Total operating costs and expenses ........         42,099                --               42,099
                                                            --------            --------           --------

Income (loss)from operations ........................          6,300                --                6,300


Other income (expense):
     Interest and investment income .................            252                --                  252
     Interest expense ...............................         (2,047)              1,945               (102)
                                                            --------            --------           --------
                                                              (1,795)              1,945                150
                                                            --------            --------           --------
Income before provision for income taxes ............          4,505               1,945              6,450

Income tax expense ..................................          2,196                 788              2,984
                                                            --------            --------           --------
Net  income (loss) .................................        $  2,309            $  1,157           $  3,466
                                                            ========            ========           ========

Net income per share:
     Basic...........................................       $   0.17                               $   0.20
                                                            ========                               ========
     Diluted ........................................       $   0.17                               $   0.19
                                                            ========                               ========

Weighted average shares outstanding:
     Basic...........................................     13,240,098                             17,452,491(5)
     Diluted ........................................     13,801,012                             18,013,405(5)

                  The accompanying notes are an integral part
              of these pro forma consolidated financial statements.

                                 NCO GROUP, INC.
                   Notes to Pro Forma Selected Financial Data
                                  (Unaudited)

(1) Gives effect to the acquisition of The Response Center ("TRC") as if it occurred on January 1, 1998.

(2) Gives effect to the acquisition of FCA International Ltd. and Medsource, Inc. (collectively, the "Pending Acquistions") as if they occurred on January 1, 1998.

(3) Gives effect to: (i) the elimination of payroll and related expenses relating to certain redundant collection and administrative personnel costs immediately eliminated at the time of the TRC acquisition and expenses identified during the due diligence process which will be eliminated upon the closing of the Pending Acquisitions; (ii) the elimination of certain rental expenses and related operating costs attributable to facilities which were identified during the due diligence process and will be closed upon the completion of the Pending Acquisitions; (iii) the increase in amortization expense resulting from the TRC acquisition and the Pending Acquisitions; (iv) the elimination of depreciation and amortization expense related to assets revalued or not acquired; (v) the elimination of interest income on funds assumed to be used for the purchase of the TRC acquisition and the Pending Acquisitions; (vi) interest expense on borrowings related to the Pending Acquisitions; and (vii) the estimated income tax expense, after giving consideration to non-deductible goodwill expense.

(4) Reflects the elimination of interest expense on debt assumed to be repaid with a portion of the proceeds from the Company's proposed public offering of 6,565,000 shares of Common Stock (the "Offering") of which 5.8 million shares will be sold by the Company and 765,000 shares will be sold by management and other selling shareholders.

(5) Gives effect to the issuance of 4.2 million shares of Common Stock at an assumed public offering price of $27.00 per share, net of the estimated underwriting discounts and offering expenses payable by the Company, which would be sufficient to repay acquisition related debt of $75.0 million, repay debt of $21.9 million recognized in connection with the Pending Acquisitions and additional $10.5 million necessary to fund the Pending Acquisitions.

(6) Gives effect to: (i) the pending acquisition of FCA for approximately $67.6 million in cash, which was assumed to be borrowed against the Company's credit facility, and the recognition of certain acquisition related liabilities; and (ii) the pending acquisition of MedSource for approximately $17.9 million in cash, of which $7.4 million was assumed to be borrowed against the Company's credit facility, and the recognition of certain acquisition related liabilities. The Company expects to recognize goodwill of $56.2 million and $36.3 million for the FCA and MedSource acquisitions, respectively.

(7) Gives effect to the issuance of 5.8 million shares of Common Stock at an assumed public offering price of $27.00 per share. The estimated net proceeds of $148.3 million from the Offering, net of the estimated underwriting discount and offering expenses payable by the Company, will be used to repay acquisition related debt of $75.0 million, repay FCA's and MedSource's acquired debt of $4.8 million and $17.1 million, respectively, with the balance added to working capital. In addition, estimated net proceeds includes the exercise of 61,058 stock options resulting in proceeds of $157,920 to the Company.

Item 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


         Certain statements included in this Report on Form 10-Q, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) including, without limitation, statements as to the Company's objective to grow through strategic acquisitions and internal growth, the Company's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Company's future operating performance, the classification of the Company's investment portfolio, and statements as to the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report, certain risks, uncertainties and other factors, including, without limitation the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, filed on March 31, 1998, as amended, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

         A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Steven L. Winokur, Executive Vice President, Finance/CFO, NCO Group, Inc., 515 Pennsylvania Avenue, Ft. Washington, PA 19034.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Revenue. Revenue increased $9.5 million or 52.7% to $27.6 million for the three months ended March 31, 1998 from $18.1 million for the comparable period in 1997. Of this increase, $3.6 million was attributable to the addition of new clients and growth in business from existing clients. Revenue attributable to the Goodyear & Associates, Inc. ("Goodyear"), Tele-Research Center, Inc. ("Tele-Research"), and CMS A/R Services ("CMS A/R") acquisitions completed in January 1997 represented $908,000 of the increase and $1.2 million of the increase was attributable to the Collection Division of CRW Financial, Inc. ("CRWCD") acquisition completed in February 1997. In addition, $2.1 million of the increase was attributable to the ADVANTAGE Financial Services, Inc. ("AFS") and Credit Acceptance Corporation ("CAC") acquisitions completed in October 1997 and $1.7 million of the increase was attributable to the Collection Division of American Financial Enterprises, Inc. ("AFECD") and The Response Center ("TRC") acquisitions completed in the first quarter of 1998.

         Payroll and related expenses. Payroll and related expenses increased $5.1 million to $14.1 million for the three months ended March 31, 1998 from $9.0 million for the comparable period in 1997, and increased as a percentage of revenue to 51.2% from 50.0%. Payroll and related expenses increased as a percentage of revenue primarily as a result of the market research division having a higher payroll cost structure than that of the remainder of the Company. In addition, there were additional payroll costs attributable to the start up of a contract with the United States Department of Education (the "DOE Contract") which required the Company to hire and train a certain number of collection personnel prior to realizing any revenue under the contract. These higher costs were partially offset by lower payroll costs in the AFS and CAC acquisitions and by spreading the cost of management and administrative personnel over a larger revenue base.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.7 million to $8.6 million for the three months ended March 31, 1998 from $5.9 million for the comparable period in 1997, and decreased as a percentage of revenue to 31.0% from 32.8%. A portion of the decrease was attributable to the market research division having a lower selling, general and administrative expense structure than that of the remainder of the business. In addition, additional operating efficiencies were obtained by spreading selling, general and administrative expenses over a larger revenue base.

         Depreciation and amortization. Depreciation and amortization increased to $1.2 million for the three months ended March 31, 1998 from $716,000 for the comparable period in 1997. Of this increase, $90,000 was attributable to the CAC and AFS acquisitions, and $120,000 was attributable to the AFECD and TRC acquisitions. The remaining $274,000 primarily consisted of depreciation resulting from normal capital expenditures incurred in the ordinary course of business.


         Other income (expense). Interest and investment income increased $139,000 to $232,000 for the three months ended March 31, 1998 from $93,000 for the comparable period in 1997. This increase was primarily attributable to the investment of funds remaining from the Company's public offering completed in July 1997 (the "1997 Offering"), as well as an increase in operating funds and funds held in trust for clients. Interest expense decreased to $78,000 for the three months ended March 31, 1998 from $175,000 for the comparable period in 1997. During the first quarter of 1997, the Company borrowed $8.4 million on its revolving credit facility to partially finance the Goodyear, Tele-Research, CMS A/R and CRWCD acquisitions, and issued a $900,000 convertible note payable in connection with the Goodyear acquisition in January 1997. The revolving credit facility was repaid with a portion of the proceeds from the 1997 Offering. In addition, the $1.0 million convertible note payable issued in connection with the Management Adjustment Bureau, Inc. ("MAB") acquisition in September 1996 was converted to Common Stock in connection with the 1997 Offering.

         Income tax expense. Income tax expense increased to $1.6 million, or 40.5% of income before taxes, for the three months ended March 31, 1998 from $994,000, or 43.2% of income before taxes, for the comparable period in 1997. Income taxes were computed after giving effect to non-deductible goodwill expenses resulting from certain of the acquired companies.

         Net income. Net income increased $1.0 million or 77.2% to $2.3 million for the three months ended March 31, 1998 from $1.3 million for the comparable period in 1997.

Liquidity and Capital Resources

         In July 1997, the Company completed the 1997 Offering, selling 2,166,000 shares of Common Stock and receiving net proceeds of approximately $40.4 million.

         The Company's primary sources of cash have historically been cash flows from operations, bank borrowings and in 1996 and 1997, the net proceeds from the Company's intial public offering in November 1996 (the "IPO")and the 1997 Offering, respectively. Cash has been used for acquisitions, S Corporation distributions to shareholders prior to the IPO, purchases of equipment and working capital to support the Company's growth.

         Cash provided by operating activities was $4.9 million during the three months ended March 31, 1998, and $1.4 million for the comparable period in 1997. The increase in cash provided by operations was primarily due to the increase in net income to $2.3 million for the three months ended March 31, 1998 compared to $1.3 million for the comparable period in 1997. In addition the increase in cash provided by operations was also attributable to the decrease in other current and long term assets by $728,000 for the three months ended March 31, 1998 compared to $177,000 for the comparable period in 1997, and the increase in non-cash charges, primarily depreciation and amortization, to $1.2 million during the three months ended March 31, 1998 compared to $716,000 for the comparable period in 1997.

         Cash used in investing activities was $18.2 million during the three months ended March 31, 1998 compared to $15.9 million for the comparable period in 1997. The increase was primarily due to the cash portion of the purchase price paid for the acquisitions of AFECD and TRC in the first quarter of 1998 versus the cash portion of the purchase price paid for the acquisitions of Goodyear, Tele-Research, CMS A/R, and CRWCD during the first quarter of 1997. In addition, during the three months ended March 31, 1998, capital expenditures were $1.1 million compared to $312,000 for the comparable period in 1997.

         Cash used in financing activities was $108,000 during the three months ended March 31, 1998 compared to cash provided by financing activities of $8.2 million for the comparable period in 1997. During the first quarter of 1997, bank borrowings were the Company's primary source of cash from financing activities and were used for acquisitions. The Company raised net proceeds of approximately $40.4 million in the 1997 Offering and used a portion of the proceeds from the IPO and the 1997 Offering to repay $8.4 million of outstanding indebtedness under its revolving credit facility.

         In March 1998, the Company's credit agreement was amended to, among other things, increase the Company's revolving credit facility with Mellon Bank, N.A. to provide for borrowings up to $75.0 million at an interest rate ranging from LIBOR plus 0.75% to LIBOR plus 2.0% (LIBOR was 5.69% at March 31, 1998). The Company has the right to permanently reduce the revolving credit facility by up to $25.0 million. There were no outstanding borrowings as of December 31, 1997 or March 31, 1998. The revolving credit line is collateralized by substantially all the assets of the Company and includes certain financial covenants such as maintaining minimum working capital and net worth requirements and includes restrictions on, among other things, capital expenditures and distributions to shareholders.


         The Company believes that funds generated from operations, together with existing cash, the net proceeds from the Company's proposed public offering and available borrowings under its Credit Agreement will be sufficient to finance its current operations and planned capital expenditure requirements and internal growth at least through the next twelve months. However, the Company could require additional debt or equity financing if it were to make any other significant acquisitions for cash.


Year 2000 System Modifications

         NCO has initiated a program to evaluate and address the impact of the year 2000 on its information systems in order to insure that its network and software will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. This program includes steps to: (a) identify software that require date code remediation; (b) establish timelines for availability of corrective software releases; (c) implement the fix to a test environment and test the remediated product; (d) integrate the updated software to NCO's production environment; (e) communicate and work with clients to implement year 2000 compliant data exchange formats; and (f) provide management with assurance of a seamless transition to the year 2000. The identification phase is substantially complete and delivery of the final software updates are scheduled for the third quarter of 1998. Management expects to complete the major portion of testing and acceptance procedures in 1998. The Company will continue to coordinate the year 2000 compliance effort throughout the balance of 1998 and into 1999 to synchronize data exchange formats with clients.

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

Recent Accounting Pronouncements

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 had no impact on the Company's consolidated statements of income for the three months ended March 31, 1997 and 1998.

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

Item 2.  Changes in Securities

         In January, 1998, the Company issued a total of 135,887 shares upon exercise of warrants issued in connection with the revolving credit facility. These shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

         None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders

         None - not applicable

Item 5.  Other Information

         None - not applicable

Item 6.  Exhibits and Reports on 8-K

    (a)  Exhibits
          3.1 Amendment to the Amended and Restated Articles of Incorporation.
         10.1 Second Amended and Restated Credit Agreement dated March 23, 1998 with Mellon Bank, N.A., for itself and as Agent
         10.2 Executive Salary Continuation Plan. (Management compensatory plan, content or arrangement)
         27.1 Financial Data Schedule

    (b)  Reports on Form 8-K

         Date of Report    Item Reported
         --------------    -------------
         2/24/98           Item 2 - The Response Center Acquisition
         2/25/98           Item 2 - The Response Center Acquisition (Amendment)

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    May 1, 1998                  By:  /s/ Michael J. Barrist
                                           ----------------------
                                           Michael J. Barrist
                                           Chairman of the Board, President
                                           and Chief Executive Officer
                                           (principal executive officer)



Date:    May 1, 1998                  By:  /s/ Steven L. Winokur
                                           ---------------------
                                           Steven L. Winokur
                                           Executive Vice President, Finance,
                                           Chief Financial Officer and
                                           Treasurer