Form 10-Q
period 1998-06-30
NCO GROUP INC
filed 1998-08-14
CIK 1022608

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended June 30, 1998, or


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
                                 Yes X  No
                                    ---   ---


         The number of shares outstanding of each of the issuer's classes of common stock was 17,864,771 shares common stock, no par value, outstanding as of July 31, 1998.

                                NCO GROUP, INC.
                                     INDEX

                                                                         PAGE
                                                                         ----
Part I                       FINANCIAL INFORMATION

  Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

           Consolidated Balance Sheets -
               December 31, 1997 and June 30, 1998                         3

           Consolidated Statements of Income -
               Three months and six months ended
               June 30, 1997 and 1998                                      4


           Consolidated Statements of Cash Flows -
               Six months ended June 30, 1997 and 1998                     5

           Notes to Consolidated Financial Statements                      6
           Pro Forma Consolidated Statement of Income -

               Six months ended June 30, 1998                              11

           Notes to Pro Forma Consolidated Statement of Income             12

  Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 13

PART II                                                                    18

  Item 1.  Legal Proceedings
  Item 2.  Changes in Securities
  Item 3.  Defaults Upon Senior Securities
  Item 4.  Submission of Matters to a Vote of Shareholders
  Item 5.  Other Information
  Item 6.  Exhibits and Reports on 8-K

Part 1 - Financial Information
Item 1 - Financial Statements
                                NCO GROUP, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)
                 (Amounts in thousands, except per share data)

                                                                          December 31,    June 30,
                                               ASSETS                         1997           1998
                                                                          ------------   ----------
Current assets:
    Cash and cash equivalents                                                $ 29,539     $ 25,554
    Accounts receivable, trade, net of allowance for
         doubtful accounts of $365 and $617, respectively                      13,442       23,621
    Other current assets                                                        2,357        2,628
                                                                          ------------   ----------
         Total current assets                                                  45,338       51,803

Funds held in trust for clients

Property and equipment, net                                                     7,469       10,762

Other assets:
    Intangibles,  net of accumulated amortization                              46,403      123,045
    Deferred taxes                                                                  -       10,103
    Deposits on acquisitions                                                    1,650            -
    Other assets                                                                  776        4,561
                                                                          ------------   ----------
          Total other assets                                                   48,829      137,709
                                                                          ------------   ----------
Total assets                                                                $ 101,636    $ 200,274
                                                                          ============   ==========


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Long-term debt, current portion                                             $ 560      $ 1,463
    Capitalized lease obligations, current portion                                114          268
    Corporate taxes payable                                                       286        1,782
    Accounts payable                                                            1,913        3,185
    Accrued expenses                                                            3,074        4,475
    Accrued compensation and related expenses                                   2,844        4,418
    Accrued pension and other benefits, current portion                             -          995
    Unearned revenue, net of related costs                                        107          153
                                                                          ------------   ----------
         Total current liabilities                                              8,898       16,739

Funds held in trust for clients

Long-term liabilities:
    Long term debt, net of current portion                                      1,437            5
    Capitalized lease obligations, net of current portion                         248          760
    Deferred taxes                                                              1,691            -
    Accrued pension and other benefits, net of current portion                      -        6,706
    Unearned revenue, net of related costs                                         28            -

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value, 5,000 shares authorized,
         no shares issued and outstanding
    Common stock,  no par value, 37,500 shares authorized,
        13,216 and 17,395 shares issued and outstanding, respectively.         80,249      161,902
    Unexercised warrants                                                        1,122          875
    Foreign currency translation adjustment                                         -         (266)
    Retained earnings                                                           7,963       13,553
                                                                          ------------   ----------
          Total shareholders' equity                                           89,334      176,064
                                                                          ------------   ----------
Total liabilities and shareholders' equity                                  $ 101,636    $ 200,274
                                                                          ============   ==========

The accompaning notes are an integral part of these consolidated financial statements.

                                NCO GROUP, INC.
                       Consolidated Statements of Income
                                  (Unaudited)
                 (Amounts in thousands, except per share data)


                                                       For the Three Months Ended   For the Six Months Ended
                                                                June 30,                     June 30,
                                                         ---------------------        --------------------
                                                            1997        1998             1997       1998
                                                         ---------    --------        --------   ---------
Revenue                                                  $  21,162    $ 38,990        $ 39,239   $  66,599

Operating costs and expenses:
    Payroll and related expenses                            10,537      20,125          19,583      34,269
    Selling, general and administrative
      expenses                                               6,760      11,286          12,691      19,854
    Depreciation and amortization expense                      827       1,533           1,543       2,688
                                                         ---------    --------        --------   ---------
         Total operating costs and expenses                 18,124      32,944          33,817      56,811
                                                         ---------    --------        --------   ---------
Income from operations                                       3,038       6,046           5,422       9,788

Other income (expense):
    Interest and investment income                              69         260             162         492
    Interest expense                                          (247)       (631)           (422)       (710)
                                                         ---------    --------        --------   ---------
                                                              (178)       (371)           (260)       (218)
                                                         ---------    --------        --------   ---------
Income before provision for income taxes                     2,860       5,675           5,162       9,570

Income tax expense                                           1,144       2,401           2,138       3,980
                                                         ---------    --------        --------   ---------

Net  income                                              $   1,716    $  3,274        $  3,024   $   5,590
                                                         =========    ========        ========   =========

Net income per share:
    Basic                                                $    0.16    $   0.22        $   0.28   $    0.40
                                                         =========    ========        ========   =========
    Diluted                                              $    0.15    $   0.22        $   0.27   $    0.39
                                                         =========    ========        ========   =========

Weighted average shares outstanding:
    Basic                                                   10,851      14,624          10,753      13,932
    Diluted                                                 11,448      15,158          11,339      14,479

The accompaning notes are an integral part of these consolidated financial statements.

                                NCO GROUP, INC
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                 (Amounts in thousands, except per share data)


                                                                    For the Six Months Ended
                                                                             June 30,
                                                                    -----------------------
                                                                        1997          1998
                                                                    ----------    ---------
Cash flows from operating activities:
  Net income                                                        $    3,024    $   5,590
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                         599          999
      Amortization of intangibles                                          944        1,692
      Provision for doubtful accounts                                       83           56
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable, trade                                        (892)      (1,345)
        Other current assets                                               348        1,247
        Deferred taxes                                                     106        1,160
        Other assets                                                        85          251
        Accounts payable                                                  (847)         129
        Corporate taxes payable                                          1,151        1,432
        Accrued expenses                                                 1,158       (1,788)
        Accrued compensation and related costs                             (37)        (410)
        Unearned revenue                                                   (73)        (134)
                                                                    ----------    ---------
             Net cash provided by operating activities                   5,649        8,879

Cash flows from investing activities:
  Purchase of property and equipment                                    (1,625)      (2,457)
  Net cash paid for acquisitions                                       (17,257)     (86,964)
                                                                    ----------    ---------
             Net cash used in investing activities                     (18,882)     (89,421)

Cash flows from financing activities:
  Repayment of notes payable                                              (203)        (664)
  Repayment of acquired notes payable                                        -       (4,653)
  Borrowings under credit agreement                                      8,350       74,000
  Repayment of borrowings under credit agreement                             -      (74,000)
  Payment of fees to acquire new debt                                        -          493
  Issuance of common stock, net                                              -       81,406
                                                                    ----------    ---------
             Net cash provided by financing activities                   8,147       76,582

Effect of exchange rate on cash                                              -          (25)
                                                                    ----------    ---------

Net decrease in cash and cash equivalents                               (5,086)      (3,985)

Cash and cash equivalents at beginning of period                        12,059       29,539
                                                                    ----------    ---------

Cash and cash equivalents at end of period                          $    6,973    $  25,554
                                                                    ==========    =========
The accompaning notes are an integral part of these consolidated financial statements.

                                NCO GROUP, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1. Nature of Operations:


NCO Group, Inc. (the "Company") is a leading provider of accounts receivable management and other outsoucred services. The Company's client base is comprised of companies located throughout the United States, Canada, United Kingdom and Puerto Rico in the financial services, healthcare, retail and commercial, education, telecommunications, utilities and government sectors.

In June 1998, the Company completed a public offering (the "1998 Offering") of 4,329,110 shares of Common Stock at a price to the public of $21.50 per share, including 4,000,000 shares issued by the Company, 180,000 shares sold by management and related shareholders and 149,110 shares sold by certain non-management shareholders. The proceeds of the offering, after underwriting discounts and expenses, were approximately $81.1 million.

In July 1998, in connection with the underwriters' exercise of the over-allotment option granted pursuant to the 1998 Offering at a price to the public of $21.50 per share, the Company issued 469,366 shares and 180,000 shares were sold by management and related shareholders. The proceeds from the underwriters' exercise of the over-allotment option, after underwriting discounts and expenses, were approximately $9.6 million.

2. Summary of Significant Accounting Policies:

   Interim Financial Information:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on March 31, 1998.

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

   Income Taxes:

The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard requires an asset and liability approach that takes into account changes in tax rates when valuing the deferred tax amounts to be reported on the balance sheet. If it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

   Credit Policy:

The Company has two types of arrangements under which it collects its contingency fee revenue. For certain clients, the Company remits funds collected on behalf of the client net of the related contingency fees while, for other clients, the Company remits gross funds collected on behalf of clients and bills the client separately for its contingency fees. Management carefully monitors its client relationships in order to minimize its credit risk and generally does not require collateral. In the event of collection delays from clients, management may, at its discretion, change from the gross remittance method to the net remittance method.

   Goodwill:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses. Goodwill is amortized on a straight-line basis over 15 to 40 years. The Company periodically reviews the recoverability of goodwill. In making such determination with respect to goodwill, the Company evaluates the operating cash flows of the underlying business that gave rise to such amount.

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

3. Acquisitions:

On January 22, 1997, the Company purchased the outstanding stock of Goodyear & Associates, Inc. ("Goodyear") for $5.4 million comprised of $4.5 million in cash and a $900,000 convertible note. The Company recognized goodwill of $4.9 million.

On January 30, 1997, the Company purchased substantially all the assets of Tele-Research Center, Inc. ("Tele-Research") for $2.2 million in cash including contingent consideration paid. The Company recognized goodwill of $1.6 million.

On January 31, 1997, the Company purchased certain assets of CMS A/R Services ("CMSA/R"), the Collection Division of CMS Energy Corporation, for $5.1 million in cash. The Company recognized goodwill of $3.2 million.

On February 2, 1997, the Company purchased certain assets and assumed certain liabilities of the Collections Division of CRW Financial, Inc. ("CRWCD") for $3.8 million in cash, 518,000 shares of common stock and warrants for 375,000 shares of common stock. The acquisition was valued at approximately $12.8 million. The Company recognized goodwill of $10.2 million.

On October 1, 1997, the Company purchased the outstanding stock of ADVANTAGE Financial Services, Inc. and related companies ("AFS") for $2.9 million in cash, 46,000 shares of common stock and $1.0 million in notes payable. The acquisition was valued at approximately $5.0 million. The Company recognized goodwill of $5.1 million.

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

On February 6, 1998, the Company purchased certain assets of The Response Center ("TRC"), which was an independent division of TeleSpectrum Worldwide, Inc., for $15.0 million in cash plus an earn-out based on the value of the Company's market research business at December 31, 1998. The Company recognized goodwill of $13.9 million.

On May 5, 1998, the Company purchased all of the outstanding common shares of FCA International Ltd. ("FCA") at $9.60 per share, Canadian (equivalent to $6.77 in U.S. dollars based upon the exchange rate at the date of the agreement). The acquisition was valued at approximately $69.9 million. The allocation of the fair market value to the acquired assets and liabilities of FCA was based on preliminary estimates and is subject to change. The Company recognized goodwill of $69.8 million.

On July 1, 1998, the Company purchased all of the outstanding stock of MedSource, Inc. ("MedSource") for $17.7 million in cash. In connection with the acquisition, the Company repaid debt of $17.3 million. The Company financed the acquisition with $25.5 million of borrowings under the Company's revolving credit facility and with $9.5 million of the proceeds received in July 1998 from the underwriters' exercise of the over-allotment option granted pursuant to the 1998 Offering. The Company expects to recognize goodwill of $36.3 million.

4. Comprehensive Income:

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income. Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income is as follows (amounts in thousands):

                                                  For the three months      For the six months
                                                    ended June 30,            ended June 30,
                                                ----------------------    ---------------------
                                                   1997       1998          1997         1998
                                                --------   -----------    -------     ---------
   Net income                                   $  1,716   $    3,274     $ 3,024     $   5,590

   Foreign currency  translation adjustment            -         (266)          -          (266)
                                                --------   -----------    -------     ---------
   Comprehensive income                         $  1,716   $    3,008     $ 3,024     $   5,324
                                                ========   ===========    =======     =========
 Acquisitions:

5. Funds Held in Trust for Clients:

In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held in trust for clients of $8.1 million and $27.3 million at December 31, 1997 and June 30, 1998, respectively, have been shown net of their offsetting liability for financial statement presentation purposes.


6. Long-term debt:

In March 1998, Mellon Bank, N.A. increased the revolving credit facility to $75.0 million from $25.0 million and changed the interest rate from a fixed rate of 2.5% over LIBOR to a variable rate ranging from LIBOR plus 0.75% to LIBOR plus 2.0% (LIBOR was 5.75% at June 30, 1998) based on the Company's interest coverage ratios. There were no outstanding borrowings as of December 31, 1997 or June 30, 1998. The revolving credit line is collateralized by substantially all the assets of the Company and includes certain financial covenants such as maintaining minimum working capital and net worth requirements and includes restrictions on, among other things, capital expenditures and distributions to shareholders. The bank had received warrants to purchase an aggregate of 361,000 shares of the Company's Common Stock for establishing the credit facility initially and for subsequent amendments to increase the Company's borrowing capacity under such facility. In July 1997, the bank exercised 225,000 warrants for Common Stock which were sold in the 1997 offering. The remainder of the warrants were exercised in January 1998.

7. Earnings per share:

Basic earnings per share were computed by dividing the net income for the three months and six months ended June 30, 1997 and 1998 by the weighted average number of shares outstanding. Diluted earnings per share were computed by dividing the net income, adjusted for the effects of interest expense attributable to convertible debt, for the three months and six months ended June 30, 1997 and 1998 by the weighted average number of shares outstanding including all dilutive potential common shares. All outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive.

The reconciliation of basic to diluted earnings per share ("EPS") consists of the following (amounts in thousands except EPS amounts):

                                       For the three months ended        For the six months ended
                                  ----------------------------------  --------------------------------
                                   June 30, 1997      June 30, 1998    June 30, 1997    June 30, 1998
                                  ----------------  ----------------  ---------------  ---------------
                                  Shares     EPS     Shares    EPS    Shares    EPS    Shares    EPS
                                  ------  --------   ------  -------  ------  -------  ------  -------
Basic                             10,851  $   0.16   14,624  $  0.22  10,753  $  0.28  13,932  $  0.40
Dilutive effect of warrants           48         -       89        -      47        -      94        -
Dilutive effect of options           370     (0.01)     381        -     397    (0.01)    389    (0.01)
Dilutive effect of
  Convertible notes                  179         -       64        -     177        -      64        -
                                  ------  --------   ------  -------  ------  -------  ------  -------
Diluted                           11,448  $   0.15   15,158  $  0.22  11,339  $  0.27  14,479  $  0.39
                                  ======  ========   ======  =======  ======  =======  ======  =======


8. Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the six months ended June 30 following (amounts in thousands):

                                                                1997     1998
                                                              -------- --------
    Noncash investing and financing activities:
        Fair value of assets acquired                         $ 7,987  $ 34,093
        Liabilities assumed from acquisitions                   3,400    19,732
        Convertible note payable, issued for acquisition          900         -
        Common stock issued for acquisition                     8,215         -
        Warrants issued for acquisitions                          875         -
        Warrants exercised                                          -       247

                                NCO GROUP, INC.
                  Pro Forma Consolidated Statement of Income
                    For the Six Months Ended June 30, 1998
                                  (Unaudited)
               (Amounts in thousands, except per share amounts)

                                                                           Historical
                                                    -----------------------------------------------------
                                                    NCO Group,   The Response                               Acquisition
                                                        Inc.      Center (1)     FCA (1)    MedSource (1)   Adjustments (2)
                                                    ----------   ------------   --------    -------------   ---------------
Revenue                                             $  66,599      $   788      $ 19,340      $ 11,109        $     -
Operating costs and expenses:
    Payroll and related expenses                       34,269          429        14,267         6,140         (2,780)
    Selling, general and administrative expenses       19,854          162         8,995         3,530         (2,732)
    Depreciation and amortization expense               2,688            7         2,673           635         (1,773)
                                                    ---------      -------      --------      --------        -------
         Total operating costs and expenses            56,811          598        25,935        10,305         (7,285)
                                                    ---------      -------      --------      --------        -------
Income (loss) from operations                           9,788          190        (6,595)          804          7,285
Other income (expense):
    Interest and investment income                        492            -           107             -            (69)
                                                    ---------
    Interest expense                                     (710)           -          (135)       (1,048)        (2,009)
                                                    ---------      -------      --------      --------        -------
                                                         (218)           -           (28)       (1,048)        (2,078)
                                                    ---------      -------      --------      --------        -------
Income (loss) before provision for income taxes         9,570          190        (6,623)         (244)         5,207

Income tax expense (benefit)                            3,980            -           132           146           (866)
                                                    ---------      -------      --------      --------        -------

Net  income (loss)                                  $   5,590      $   190      $ (6,755)(4)  $   (390)       $ 6,073
                                                    =========      =======      ========      ========        =======
Net income per share:
    Basic                                           $    0.40
                                                    =========
    Diluted                                         $    0.39
                                                    =========
Weighted average shares outstanding:
    Basic                                              13,932
                                                    =========
    Diluted                                            14,479
                                                    =========

                                 [RESTUBBED]

                                                                                   Pro Forma
                                                                    Offering          As
                                                    Pro Forma      Adjustments(3)  Adjusted
                                                    ---------      --------------  ---------
Revenue                                             $ 97,836         $     -       $ 97,836
Operating costs and expenses:
    Payroll and related expenses                      52,325               -         52,325
    Selling, general and administrative expenses      29,809               -         29,809
    Depreciation and amortization expense              4,230                          4,230
                                                    --------         -------       --------
         Total operating costs and expenses           86,364               -         86,364
                                                    --------         -------       --------
Income (loss) from operations                         11,472               -         11,472
Other income (expense):
    Interest and investment income                       530               -            530
    Interest expense                                  (3,902)          2,769         (1,133)
                                                    --------         -------       --------
                                                      (3,372)          2,769           (603)
                                                    --------         -------       --------
Income (loss) before provision for income taxes        8,100           2,769         10,869

Income tax expense (benefit)                           3,392           1,108          4,500
                                                    --------         -------       --------
Net  income (loss)                                  $  4,708         $ 1,661       $  6,369
                                                    ========         =======       ========
Net income per share:
    Basic                                           $   0.34(5)                    $   0.37(5)
                                                    ========                       ========
    Diluted                                         $   0.33(5)                      $ 0.36(5)
                                                    ========                       ========
Weighted average shares outstanding:
    Basic                                             13,932                         17,170(6)
                                                    ========                       ========
    Diluted                                           14,479                         17,717(6)
                                                    ========                       ========









The accompanying notes are an integral part of these pro forma consolidated financial statements.

                                     -11-

                                NCO GROUP, INC.
              Notes to Pro Forma Consolidated Statement of Income
                                  (Unaudited)


(1) Gives effect to the acquisitions of The Response Center ("TRC") and FCA International Ltd. ("FCA") and the pending acquisition of MedSource, Inc. ("MedSource") as if they occurred on January 1, 1998.

(2) Gives effect to: (i) the elimination of payroll and related expenses relating to certain redundant collection and administrative personnel costs immediately eliminated at the time of the TRC and FCA acquisitions and expenses identified during the due diligence process which were eliminated upon the closing of the MedSource acquisition; (ii) the elimination of certain rental expenses and related operating costs attributable to facilities which were closed upon the completion of the FCA acquisition and costs attributable to facilities that were identified during the due diligence process and closed upon the completion of the MedSource acquisition; (iii) the increase in amortization expense resulting from the TRC, FCA and MedSource acquisitions; (iv) the elimination of depreciation and amortization expense related to assets revalued or not acquired; (v) interest expense on borrowings related to the FCA and MedSource acquisitions; and (vi) the estimated income tax expense or benefit, after giving consideration to non-deductible goodwill expense.

(3) Reflects the elimination of interest expense on debt assumed to be repaid with a portion of the proceeds from the Company's public offering of 4,469,366 shares of Common Stock, including the 469,366 shares of Common Stock sold in July 1998 in connection with the underwriters' exercise of the over-allotment option, at the public offering price of $21.50 per share, net of underwriting discount and estimated offering expenses payable by the Company (the "1998 Offering").

(4) Includes non-recurring charges of $5.7 million. $4.3 million of these expenses were incurred in connection with NCO's acquisition of FCA and were therefore eliminated for the purposes of calculating pro forma net income. $1.4 million of the expenses were not incurred in connection with NCO's acquisition of FCA but are non-recurring in nature and are not necessarily representative of FCA's future operating costs.

(5) Includes $1.4 million of expenses which were not incurred in connection with NCO's acquisition of FCA but are non-recurring in nature and are not necessarily representative of FCA's future operating costs. Net income per share - basic and net income per share - diluted would have been $0.40 and $0.38, respectively, on a pro forma basis assuming these expenses had not been incurred. On a pro forma as adjusted basis, net income per share - basic and net income per share - diluted would have been $0.42 and $0.41, respectively, assuming these expenses had not been incurred.

(6) Gives effect to the issuance of 4,469,366 shares of Common Stock, including the 469,366 shares of Common Stock sold in July 1998 in connection with the underwriters' exercise of the over-allotment option, in the 1998 Offering.

Item 2
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) including, without limitation, statements as to the Company's objective to grow through strategic acquisitions and internal growth, the Company's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Company's future operating performance, the classification of the Company's investment portfolio, and statements as to the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report, certain risks, uncertainties and other factors, including, without limitation the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, filed on March 31, 1998, as amended, and the Company's Registration Statement on Form S-3, filed on May 4, 1998, as amended, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain risk factors and other information contained in the Company's filings with the Securities and Exchange Commission, including, without limitation, the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998, as amended and the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998, as amended.

     A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Steven L. Winokur, Executive Vice-President, Finance/CFO, NCO Group, Inc., 515 Pennsylvania Avenue, Ft. Washington, PA 19034.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Revenue. Revenue increased $17.8 million or 84.3% to $39.0 million for the three months ended June 30, 1998 from $21.2 million for the comparable period in 1997. Of the increase, $5.5 million was attributable to the addition of new clients and growth in business from existing clients. Revenue attributable to the FCA International Ltd. ("FCA") acquisition completed in May 1998 represented $8.7 million of the increase. In addition, $2.2 million of the increase was attributable to the Collection Division of American Financial Enterprises, Inc. ("AFECD") and The Response Center ("TRC") acquisitions completed in the first quarter of 1998 and $1.4 million of the increase was attributable to the ADVANTAGE Financial Services, Inc. ("AFS") and the Credit Acceptance Corporation ("CAC") acquisitions completed in October 1997.

     Payroll and related expenses. Payroll and related expenses increased $9.6 million to $20.1 million for the three months ended June 30, 1998 from $10.5 million for the comparable period in 1997, and increased as a percentage of revenue to 51.6% from 49.8%. Payroll and related expenses increased as a percentage of revenue primarily as a result of FCA and the market research division having higher payroll cost structures than that of the remainder of the Company. In addition, the start up of a contract with the United States Department of Education (the "DOE Contract") required the Company to hire and train a certain number of collection personnel the cost of which was only partially offset by revenues generated by the contract during its startup phase. These higher costs were partially offset by lower payroll costs in the AFS and CAC acquisitions and by spreading the cost of management and administrative personnel over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.5 million to $11.3 million for the three months ended June 30, 1998 from $6.8 million for the comparable period in 1997, but decreased as a percentage of revenue to 28.9% from 31.9%. The decrease as a percentage of revenue was, in part, the result of additional operating efficiencies obtained when selling, general and administrative expenses were spread over a larger revenue base. In addition, a portion of the decrease was attributable to the market research division having a lower selling, general and administrative expense structure than that of the Company's core business. These decreases as a percentage of revenue were partially offset by the higher cost structures of acquired companies.

     Depreciation and amortization. Depreciation and amortization increased to $1.5 million for the three months ended June 30, 1998 from $827,000 for the comparable period in 1997. Of this increase, $262,000 was attributable to the FCA acquisition, $284,000 was attributable to the TRC and AFECD acquisitions and $87,000 was attributable to the AFS and CAC acquisitions. The remaining $40,000 consisted of depreciation resulting from normal capital expenditures incurred in the ordinary course of business.

     Other income (expense). Interest and investment income increased $190,000 to $259,000 for the three months ended June 30, 1998 from $69,000 for the comparable period in 1997. This increase was primarily attributable to the investment of funds remaining from the Company's public offering completed in July 1997 (the "1997 Offering") and the Company's public offering completed in June 1998 (the "1998 Offering"), as well as an increase in operating funds and funds held in trust for clients. Interest expense increased to $631,000 for the three months ended June 30, 1998 from $247,000 for the comparable period in 1997. The increase was primarily attributable to the Company financing the May 1998 acquisition of FCA with $74.0 million of borrowings under its revolving credit facility. In June 1998, the revolving credit facility was repaid with a portion of the proceeds from the 1998 Offering.

     Income tax expense. Income tax expense increased to $2.4 million, or 42.3% of income before taxes, for the three months ended June 30, 1998 from $1.1 million, or 40.0% of income before taxes, for the comparable period in 1997. Income taxes were computed after giving effect to non-deductible goodwill expenses resulting from certain of the acquired companies.

     Net income. Net income increased $1.6 million or 90.7% to $3.3 million for the three months ended June 30, 1998 from $1.7 million for the comparable period in 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Revenue. Revenue increased $27.4 million or 69.7% to $39.0 million for the six months ended June 30, 1998 from $21.2 million for the comparable period in 1997. Of the increase, $11.3 million was attributable to the addition of new clients and growth in business from existing clients. Revenue attributable to the FCA acquisition completed in May 1998 represented $8.7 million of the increase. In addition, $3.9 million of the increase was attributable to the AFECD and TRC acquisitions completed in the first quarter of 1998 and $3.5 million of the increase was attributable to the AFS and the CAC acquisitions completed in October 1997.

     Payroll and related expenses. Payroll and related expenses increased $14.7 million to $34.3 million for the six months ended June 30, 1998 from $19.6 million for the comparable period in 1997, and increased as a percentage of revenue to 51.5% from 49.9%. Payroll and related expenses increased as a percentage of revenue primarily as a result of FCA and the market research division having higher payroll cost structures than that of the remainder of the Company. In addition, the start up of the DOE Contract required the Company to hire and train a certain number of collection personnel the cost of which was only partially offset by revenues generated by the contract during its startup phase. These higher costs were partially offset by lower payroll costs in the AFS and CAC acquisitions and by spreading the cost of management and administrative personnel over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.2 million to $19.9 million for the six months ended June 30, 1998 from $12.7 million for the comparable period in 1997, and decreased as a percentage of revenue to 29.8% from 32.3%. The decrease as a percentage of revenue was, in part, the result of additional operating efficiencies obtained when selling, general and administrative expenses were spread over a larger revenue base. In addition, a portion of the decrease was attributable to the market research division having a lower selling, general and administrative expense structure than that of the Company's core business. These decreases as a percentage of revenue were partially offset by the higher cost structures of acquired companies.

     Depreciation and amortization. Depreciation and amortization increased to $2.7 million for the six months ended June 30, 1998 from $1.5 million for the comparable period in 1997. Of this increase, $262,000 was attributable to the FCA acquisition, $515,000 was attributable to the TRC and AFECD acquisitions and $176,000 was attributable to the AFS and CAC acquisitions. The remaining $247,000 consisted of depreciation resulting from normal capital expenditures incurred in the ordinary course of business.

     Other income (expense). Interest and investment income increased $329,000 to $491,000 for the six months ended June 30, 1998 from $162,000 for the comparable period in 1997. This increase was primarily attributable to the investment of funds remaining from the 1997 Offering and the 1998 Offering, as well as an increase in operating funds and funds held in trust for clients. Interest expense increased to $710,000 for the six months ended June 30, 1998 from $422,000 for the comparable period in 1997. The increase was primarily attributable to the Company financing the May 1998 acquisition of FCA with $74.0 million of borrowings under its revolving credit facility. In June 1998, the revolving credit facility was repaid with a portion of the proceeds from the 1998 Offering.

     Income tax expense. Income tax expense increased to $4.0 million, or 41.6% of income before taxes, for the six months ended June 30, 1998 from $2.1 million, or 41.4% of income before taxes, for the comparable period in 1997. Income taxes were computed after giving effect to non-deductible goodwill expenses resulting from certain of the acquired companies.

     Net income. Net income increased $2.6 million or 84.9% to $5.6 million for the six months ended June 30, 1998 from $3.0 million for the comparable period in 1997.

Liquidity and Capital Resources

     In July 1997, the Company completed the 1997 Offering, selling 2,166,000 shares of Common Stock and received net proceeds of approximately $40.4 million.

     In June 1998, the Company completed the 1998 Offering, selling 4,000,000 shares of Common Stock and received net proceeds of approximately $81.1 million.

     In July 1998, the Company sold 469,366 shares of Common Stock in connection with the underwriters' exercise of the over-allotment option granted pursuant to the 1998 Offering. The Company received net proceeds of approximately $9.6 million.

     Since 1996, the Company's primary sources of cash have been public offerings, cash flows from operations and bank borrowings. Cash has been used for acquisitions, purchases of equipment and working capital to support the Company's growth.

     Cash provided by operating activities was $8.9 million during the six months ended June 30, 1998, and $5.6 million for the comparable period in 1997. The increase in cash provided by operations was primarily due to the increase in net income to $5.6 million for the six months ended June 30, 1998 compared to $3.0 million for the comparable period in 1997, and the decrease in other current assets by $1.2 million for the six months ended June 30, 1998 compared to $348,000 for the comparable period in 1997. In addition, the increase in cash provided by operations was also attributable to the decrease in deferred taxes by $1.2 million for the six months ended June 30, 1998 compared to $106,000 for the comparable period in 1997, and the increase in accounts payable by $129,000 for the six months ended June 30, 1998 compared to a decrease of $847,000 for the comparable period in 1997. These increases were partially offset by the decrease in accrued liabilities by $1.8 million for the six months ended June 30, 1998 compared to an increase of $1.2 million for the comparable period in 1997

     Cash used in investing activities was $89.4 million during the six months ended June 30, 1998, and $18.9 million for the comparable period in 1997. The increase was primarily due to the cash portion of the purchase price paid for the acquisitions of AFECD, TRC and FCA during the six months ended June 30, 1998 compared to the cash portion of the purchase price paid for the acquisitions of Goodyear, Tele-Research, CMS A/R, and CRWCD during the first quarter of 1997. In addition, during the six months ended June 30, 1998, capital expenditures were $2.5 million compared to 1.6 million for the comparable period in 1997.

     Cash provided by financing activities was $76.6 million during the six months ended June 30, 1998 compared to $8.1 million for the comparable period in 1997. The Company borrowed $74.0 million against its revolving credit facility to finance the acquisition of FCA in May 1998. The Company repaid the borrowings under the revolving credit agreement in June 1998 with a portion of the $81.1 million of net proceeds raised in the 1998 Offering.

     In March 1998, the Company's credit agreement was amended to, among other things, increase the Company's revolving credit facility with Mellon Bank, N.A. to provide for borrowings up to $75.0 million at an interest rate ranging from LIBOR plus 0.75% to LIBOR plus 2.0% (LIBOR was 5.75% at June 30, 1998). The Company has the right to permanently reduce the revolving credit facility by up to $25 million. There were no outstanding borrowings as of December 31, 1997 or June 30, 1998. The revolving credit line is collateralized by substantially all the assets of the Company and includes certain financial covenants such as maintaining minimum working capital and net worth requirements and includes restrictions on, among other things, capital expenditures and distributions to shareholders.

     On July 1, 1998, the Company purchased all of the outstanding stock of MedSource, Inc. ("MedSource") for $17.7 million in cash. In connection with the acquisition, the Company repaid debt of $17.3 million. The Company financed the acquisition with $25.5 million of borrowings under the Company's revolving credit facility and with $9.5 million of the proceeds received from the underwriters' exercise of the over-allotment option granted pursuant to the 1998 Offering.

     The Company believes that funds generated from operations, together with existing cash and available borrowings under its Credit Agreement will be sufficient to finance its current operations and planned capital expenditure requirements and internal growth at least through the next twelve months. However, the Company could require additional debt or equity financing if it were to make any other significant acquisitions for cash.

Year 2000 System Modifications

     NCO has implemented a program to evaluate and address the impact of the year 2000 on its information systems in order to insure that its network and software will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. This program includes steps to: (a) identify software that require date code remediation; (b) establish timelines for availability of corrective software releases; (c) implement the fix to a test environment and test the remediated product; (d) integrate the updated software to NCO's production environment; (e) communicate and work with clients to implement year 2000 compliant data exchange formats; and (f) provide management with assurance of a seamless transition to the year 2000. The identification phase is substantially complete and deliveries of the final software updates are scheduled for the third quarter of 1998. Management expects to complete the major portion of testing and acceptance procedures in 1998. The Company will continue to coordinate the year 2000 compliance effort throughout the balance of 1998 and into 1999 to synchronize data exchange formats with clients.

     For the years 1998 and 1999, the Company expects to incur total pre-tax expenses of approximately $200,000 to $250,000, per year. These costs are associated with both internal and external staffing resources for the necessary planning, coordination, remediation, testing and other expenses to prepare its systems for the year 2000. However, a portion of these expenses will not be incremental, but rather represent a redeployment of existing information technology resources. The Company does not expect year 2000 compliance costs to have a material adverse impact on the Company's business or results of operations because the majority of the Company's software has been provided by third-party vendors and the third-party vendors are incorporating the necessary modifications as part of their normal system maintenance. The majority of the costs will be incurred through the modification and testing of electronic data interchange formats with the Company's clients and the testing of modifications performed by its third-party vendors. The cost of planning and initial remediation incurred through 1997 has not been significant.

     The Company does not expect the impact of the year 2000 to have a material adverse impact on the Company's business or results of operations. No assurance can be given, however, that unanticipated or undiscovered year 2000 compliance problems will not have a material adverse effect on the Company's business or results of operations. In addition, if the Company's clients or significant suppliers and contractors do not successfully achieve year 2000 compliance, the Company's business and results of operations and results of operations could be adversely affected, resulting from, among other things, the Company's inability to properly exchange and/or receive data with its clients.

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

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customer. The Company is required to disclose this information for the first time it publishes its 1998 annual report. Management is in the process of evaluating the segment disclosures for purposes of reporting under SFAS No. 131. Management has not determined what impact the adoption of SFAS. No. 131 will have on the consolidated results of operations, financial condition or cash flows of the Company.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the fiscal years beginning after June 15, 1999. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS No. 133 by the first quarter of 2000. Due to the Company's limited use of derivative instruments, SFAS No. 133 is not expected to have a material impact on the consolidated results of operations, financial condition or cash flows of the Company.

                          Part II. Other Information


Item 1. Legal Proceedings

     The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management believes that none of these legal proceedings will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 2. Changes in Securities

     None - not applicable

Item 3. Defaults Upon Senior Securities

     None - not applicable

Item 4. Submission of Matters to a Vote of Shareholders

     The Annual Meeting of Shareholders of the Company was held on June 29, 1998. At the Annual Meeting, the Shareholders elected Bernard R. Miller and Allen F. Wise for a term of three years as described below:

                  Name                 For               Withhold Authority
                  ----                 ---               ------------------
         Bernard R. Miller          10,230,655                38,665

         Allen F. Wise              10,230,205                39,115

     In addition, the terms of the following directors continued after the Annual Meeting:

         Michael J. Barrist
         Charles C. Piola, Jr.
         Eric S. Siegel

     At the Annual Meeting, the Shareholders approved an amendment to the 1996 Stock Option Plan as follows:

               For         Against     Abstain    Broker Non-Vote
               ---         -------     -------    ---------------
           7,519,155      1,575,376    10,326       1,164,463

Item 5. Other Information

     Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934, as amended, the Company's shareholders are notified that the deadline for providing the Company timely notice of any shareholder proposal to be submitted for consideration at the Company's 1999 Annual Meeting of Shareholders (the "Annual Meeting") will be January 29, 1999. As to all such matters which the Company does not have notice on or prior to January 29, 1999, the proxy solicited on behalf of the Board of Directors in connection with the matters to be considered at such Annual Meeting will confer discretionary voting authority on the persons designated in such proxy.

     Shareholder proposals for the 1999 Annual Meeting of Shareholders must be submitted to the Company by January 29, 1999 to receive consideration for inclusion in the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders.

Item 6. Exhibits and Reports on 8-K

   (a)  Exhibits
        10.1      1996 Stock Option Plan, as amended
        10.2      1996 Stock Option Plan for Non-Employee Directors, as amended
        27.1      Financial Data Schedule

   (b)  Reports on Form 8-K

        Date of Report    Item Reported
        4/22/98           Item 7 - No financial statements for The Response
                               Center
        5/4/98            Item 5 - FCA International Ltd. tender offer and
                               Item 7 - FCA International Ltd.
                               financial statements
        5/12/98           Item 2 - FCA International Ltd. acquisition, Item 5 -
                               MedSource, Inc. acquisition, and
                               Item 7 - MedSource, Inc. financial statements
        7/2/98            Item 5 - MedSource, Inc. acquisition

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    August 14, 1998                 By:  /s/ Michael J. Barrist
                                              ----------------------
                                              Michael J. Barrist
                                              Chairman of the Board, President
                                              and Chief Executive Officer
                                              (principal executive officer)



Date:    August 14, 1998                 By:  /s/ Steven L. Winokur
                                              ---------------------
                                              Steven L. Winokur
                                              Executive Vice President, Finance,
                                              Chief Financial Officer and
                                              Treasurer