Form 10-Q
period 1998-09-30
NCO GROUP INC
filed 1998-11-17
CIK 1022608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998, or

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

         The number of shares outstanding of each of the issuer's classes of common stock was 17,958,843 shares common stock, no par value, outstanding as of October 30, 1998.

                                 NCO GROUP, INC.
                                      INDEX

                                                                           PAGE

Part I                       FINANCIAL INFORMATION

     Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
                  December 31, 1997 and September 30, 1998                    3

              Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 1997 and 1998                                 4

              Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1997 and 1998               5

              Notes to Consolidated Financial Statements                      6

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                11

PART II                                                                      17

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

Part 1 - Financial Information
Item 1 - Financial Statements

                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                                               December 31,      September 30,
                                    ASSETS                                                        1997               1998
                                                                                            ----------------   ----------------
Current assets:
     Cash and cash equivalents                                                                    $ 29,539           $ 27,571
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $365 and $550, respectively                                          13,442             29,341
     Other current assets                                                                            2,357              1,239
                                                                                                 ---------           --------
          Total current assets                                                                      45,338             58,151

Funds held in trust for clients

Property and equipment, net                                                                          7,469             14,031

Other assets:
     Intangibles,  net of accumulated amortization                                                  46,403            157,596
     Deferred taxes                                                                                      -              9,081
     Deposits on acquisitions                                                                        1,650                  -
     Other assets                                                                                      776              4,999
                                                                                                 ---------           --------
           Total other assets                                                                       48,829            171,676
                                                                                                 ---------           --------
Total assets                                                                                     $ 101,636          $ 243,858
                                                                                                 =========          =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                                             $     560          $   1,453
     Capitalized lease obligations, current portion                                                    114                243
     Corporate taxes payable                                                                           286              2,564
     Accounts payable                                                                                1,913              4,791
     Accrued expenses                                                                                3,209              6,462
     Accrued compensation and related expenses                                                       2,844              6,468
     Accrued pension and other benefits, current portion                                                 -                995
                                                                                                 ---------           --------
          Total current liabilities                                                                  8,926             22,976

Funds held in trust for clients

Long-term liabilities:
     Long term debt, net of current portion                                                          1,437             25,500
     Capitalized lease obligations, net of current portion                                             248                828
     Deferred taxes                                                                                  1,691                  -
     Accrued pension and other benefits, net of current portion                                          -              4,683

Commitments and contingencies

Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized,
          no shares issued and outstanding
     Common stock,  no par value, 37,500 shares authorized,
         13,216 and 17,956 shares issued and outstanding, respectively                              80,249            171,777
     Unexercised warrants                                                                            1,122                875
     Foreign currency translation adjustment                                                             -               (658)
     Retained earnings                                                                               7,963             17,877
                                                                                                 ---------          ---------
           Total shareholders' equity                                                               89,334            189,871
                                                                                                 ---------          ---------
Total liabilities and shareholders' equity                                                       $ 101,636          $ 243,858
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

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)



                                                              For the Three Months Ended              For the Nine Months Ended
                                                                     September 30,                          September 30,
                                                          -----------------------------------    -----------------------------------
                                                                 1997              1998                 1997              1998
                                                          -----------------------------------    -----------------------------------

Revenue                                                          $ 21,739           $ 51,420            $ 60,978          $ 118,019

Operating costs and expenses:
     Payroll and related expenses                                  10,697             26,453              30,279             60,722
     Selling, general and administrative
       expenses                                                     7,086             14,855              19,777             34,709
     Depreciation and amortization expense                            844              2,239               2,388              4,927
                                                                 --------          ---------            --------          ---------
          Total operating costs and expenses                       18,627             43,547              52,444            100,358
                                                                 --------          ---------            --------          ---------
Income from operations                                              3,112              7,873               8,534             17,661

Other income (expense):
     Interest and investment income                                   445                318                 607                810
     Interest expense                                                 (85)              (573)               (507)            (1,283)
     Loss on disposal of fixed assets                                 (41)                 -                 (41)                 -
                                                                 --------          ---------            --------          ---------
                                                                      319               (255)                 59               (473)
                                                                 --------          ---------            --------          ---------
Income before provision for income taxes                            3,431              7,618               8,593             17,188

Income tax expense                                                  1,350              3,294               3,488              7,274
                                                                 --------          ---------            --------          ---------

Net  income                                                       $ 2,081            $ 4,324             $ 5,105            $ 9,914
                                                                 ========          =========            ========          =========
Net income per share:
     Basic                                                         $ 0.16             $ 0.24              $ 0.44             $ 0.65
                                                                 ========          =========            ========          =========
     Diluted                                                       $ 0.15             $ 0.24              $ 0.43             $ 0.63
                                                                 ========          =========            ========          =========

Weighted average shares outstanding:
     Basic                                                         13,003             17,905              11,503             15,256
     Diluted                                                       13,632             18,356              12,103             15,769



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                                       For the Nine Months Ended
                                                                                             September 30,
                                                                                          1997               1998
                                                                                     ----------------   ----------------
     Cash flows from operating activities:
       Net income                                                                        $ 5,105            $ 9,914
       Adjustments to reconcile net income
         to net cash provided by operating activities:
           Depreciation                                                                      915              1,652
           Amortization of intangibles                                                     1,473              3,275
           Loss on disposal of fixed assets                                                   41                  -
           Provision for doubtful accounts                                                   121                349
           Changes in assets and liabilities, net of acquisitions:
             Accounts receivable, trade                                                   (1,974)            (3,325)
             Other current assets                                                            452              1,244
             Deferred taxes                                                                  (34)             2,170
             Other assets                                                                    (27)              (813)
             Accounts payable                                                               (821)                 -
             Corporate taxes payable                                                         280              2,554
             Accrued expenses                                                              1,193               (341)
             Accrued compensation and related costs                                          541                843
                                                                                          ------            -------
                  Net cash provided by operating activities                                7,265             17,522

     Cash flows from investing activities:
       Purchase of property and equipment                                                 (2,561)            (5,226)
       Net cash paid for acquisitions                                                    (22,876)          (107,127)
                                                                                          ------            -------
                  Net cash used in investing activities                                  (25,437)          (112,353)

     Cash flows from financing activities:
       Repayment of notes payable                                                         (8,386)              (847)
       Repayment of acquired notes payable                                                     -            (21,919)
       Borrowings under credit agreement                                                   8,350            109,000
       Repayment of borrowings under credit agreement                                          -            (83,500)
       Payment of fees to acquire new debt                                                     -               (493)
       Issuance of common stock, net                                                      39,571             91,281
                                                                                          ------            -------
                  Net cash provided by financing activities                               39,535             93,522

     Effect of exchange rate on cash                                                           -               (659)
                                                                                          ------            -------

     Net increase (decrease) in cash and cash equivalents                                 21,363             (1,968)

     Cash and cash equivalents at beginning of period                                     12,059             29,539
                                                                                          ------            -------

     Cash and cash equivalents at end of period                                         $ 33,422           $ 27,571
                                                                                        ========           ========


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

In July 1998, in connection with the underwriters' exercise of the over-allotment option granted pursuant to the 1998 Offering, the Company issued 469,366 shares and 180,000 shares were sold by management and related shareholders at a price to the public of $21.50 per share. The proceeds from the underwriters' exercise of the over-allotment option, after underwriting discounts and expenses, were approximately $9.6 million.

2.  Summary of Significant Accounting Policies:

    Interim Financial Information:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on March 31, 1998.

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

On December 31, 1997, effective January 1, 1998, the Company purchased certain assets of the Collections Division of American Financial Enterprises, Inc. ("AFECD") for $1.7 million in cash. Cash paid for the acquisition of AFECD is included on the Consolidated Balance Sheet at December 31, 1997 under the caption "Deposits on acquisitions." The Company recognized goodwill of $2.1 million.

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

On July 1, 1998, the Company purchased all of the outstanding stock of MedSource, Inc. ("MedSource") for $18.4 million in cash. In connection with the acquisition, the Company repaid debt of $17.3 million. The Company financed the majority of the acquisition with $25.5 million of borrowings under the Company's revolving credit facility and with $9.5 million of the proceeds received in July 1998 from the underwriters' exercise of the over-allotment option granted pursuant to the 1998 Offering. The allocation of the fair market value to the acquired assets and liabilities of MedSource was based on preliminary estimates and is subject to change. The Company recognized goodwill of $36.6 million.

The following summarizes the unaudited pro forma results of operations for the nine months ended September 30, 1997 and 1998, assuming the FCA and MedSource acquisitions occurred as of the beginning of the respective periods. The following information does not give effect to the pro forma results of any other completed or pending acquisitions. The pro forma information is provided for informational purposes only and was prepared in accordance with Article 11 of Regulation S-X. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands, except per share data):

                                          For the nine months ended
                                              September 30,
                                         ----------------------------
                                            1997            1998
                                         ------------    ------------

         Revenue                         $   124,849     $   148,387
         Net income                      $     7,439     $     9,697
         Earnings per share - basic      $      0.47     $      0.54
         Earnings per share - diluted    $      0.46     $      0.53

On October 15, 1998, the Company signed a definitive agreement to acquire all of the outstanding stock of Medaphis Services Corporation, a wholly owned subsidiary of Medaphis Corporation for $107.5 million, plus an earn-out of up to $10 million based on the acquired Medaphis Services Corporation achieving operational targets during 1999. Medaphis Services Corporation, together with its subsidiary AssetCare, Inc, ("MSC"), is one of the largest providers of accounts receivable management services and business co-sourcing services to hospitals in the United States. The completion of this acquisition is subject to regulatory approval.

On November 2, 1998, the Company signed a definitive agreement to acquire all of the outstanding shares of JDR Holdings, Inc. for approximately 3.7 million shares of NCO Common Stock. The acquisition is being valued at approximately $111.0 million. The transaction is expected to be accounted for as a pooling of interests and a tax-free reorganization. JDR Holdings, Inc. is a leading provider of technology-based outsourcing and accounts receivable management services. The completion of this acquisition is subject to regulatory and shareholder approval.

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

                                   For the three months    For the nine months
                                    ended September 30,     ended September 30,
                                   ---------------------  ---------------------
                                      1997        1998        1997        1998
                                      ----        ----        ----        ----

  Net income                         $2,081      $4,324      $5,105      $9,914

  Foreign currency translation
   adjustment                             -        (392)          -        (658)
                                     ------      ------      ------      ------
  Comprehensive income                2,081       3,932       5,105       9,256
                                     ======      ======      ======      ======

5.       Funds Held in Trust for Clients:

In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held in trust for clients of $8.1 million and $31.4 million at December 31, 1997 and September 30, 1998, respectively, have been shown net of their offsetting liability for financial statement presentation purposes.

6.       Long-Term Debt:

In March 1998, Mellon Bank, N.A. increased the revolving credit facility to $75.0 million from $25.0 million and changed the interest rate from a fixed rate of 2.5% over LIBOR to a variable rate ranging from LIBOR plus 0.75% to LIBOR plus 2.0% (LIBOR was 5.42% at September 30, 1998) based on the Company's interest coverage ratios. There were no outstanding borrowings as of December 31, 1997. As of September 30, 1998, there were $25.5 million of outstanding borrowings against the revolving credit line. The revolving credit line is collateralized by substantially all the assets of the Company and includes certain financial covenants such as maintaining minimum working capital and net worth requirements and includes restrictions on, among other things, capital expenditures and distributions to shareholders. The bank had received warrants to purchase an aggregate of 361,000 shares of the Company's Common Stock for establishing the credit facility initially and for subsequent amendments to increase the Company's borrowing capacity under such facility. In July 1997, the bank exercised 225,000 warrants for Common Stock which were sold in July 1997. The remainder of the warrants were exercised in January 1998.

7.       Earnings Per Share:

Basic earnings per share were computed by dividing the net income for the three months and nine months ended September 30, 1997 and 1998 by the weighted average number of shares outstanding. Diluted earnings per share were computed by dividing the net income, adjusted for the effects of interest expense attributable to convertible debt, for the three months and nine months ended September 30, 1997 and 1998 by the weighted average number of shares outstanding including all dilutive potential common shares. All outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive.

The reconciliation of basic to diluted earnings per share ("EPS") consists of the following (amounts in thousands, except per share amounts):


                                  For the three months ended Sept. 30,       For the nine months ended Sept. 30,
                                -----------------------------------------  -----------------------------------------
                                       1997                 1998                  1997                 1998
                                -------------------- --------------------  -------------------- --------------------
                                 Shares      EPS      Shares      EPS       Shares      EPS      Shares      EPS
                                --------- ---------- --------- ----------  --------- ---------- --------- ----------
Basic                            13,003   $  0.16     17,905    $ 0.24      11,503    $ 0.44     15,256     $ 0.65
Dilutive effect of warrants         128         -         66         -          74         -         85          -
Dilutive effect of options          437     (0.01)       321         -         386     (0.01)       364      (0.02)
Dilutive effect of
  convertible notes                  64         -         64         -         140         -         64          -
                                -------   -------     ------    ------      ------    ------     ------     ------
Diluted                          13,632   $  0.15     18,356    $ 0.24      12,103    $ 0.43     15,769     $ 0.63
                                =======   =======     ======    ======      ======    ======     ======     ======


8.       Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the nine months ended September 30, (amounts in thousands):

                                                        1997            1998
                                                     -----------     -----------
 Noncash investing and financing activities:
   Fair value of assets acquired                       $7,987         $  40,772
   Liabilities assumed from acquisitions                3,400            39,653
   Convertible note payable, issued for acquisition       900                 -
   Convertible note payable, exercised for
     common stock                                       1,000                 -
   Common stock issued for acquisition                  8,215                 -
   Warrants issued for acquisitions                       875                 -
   Warrants exercised                                       -               247
   Value of fixed assets traded for new fixed assets      234                 -

Item 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) including, without limitation, statements as to the Company's objective to grow through strategic acquisitions and internal growth, the impact of acquisitions on the Company's earnings, the Company's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Company's future operating performance, Year 2000 Compliance, the classification of the Company's investment portfolio, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report, certain risks, uncertainties and other factors, including, without limitation the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, risks relating to Year 2000 compliance and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, filed on March 31, 1998, as amended, and the Company's Registration Statement on Form S-3, filed on May 4, 1998, as amended on June 2, 1998, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     In analyzing whether to make, or to continue, an investment in the Company, investors should consider, among other factors, certain risk factors and other information contained in the Company's filings with the Securities and Exchange Commission, including, without limitation, the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1998, as amended, and the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on May 4, 1998, as amended on June 2, 1998.

     A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Steven L. Winokur, Executive Vice President, Finance/CFO, NCO Group, Inc., 515 Pennsylvania Avenue, Ft. Washington, PA 19034.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Revenue. Revenue increased $29.7 million or 136.5% to $51.4 million for the three months ended September 30, 1998 from $21.7 million for the comparable period in 1997. Of the increase, $6.5 million was attributable to the addition of new clients and growth in business from existing clients. Revenue attributable to the MedSource acquisition completed in July 1998 and the FCA International Ltd. ("FCA") acquisition completed in May 1998 represented $6.1 million and $13.3 million of the increase, respectively. In addition, $2.6 million of the increase was attributable to the Collection Division of American Financial Enterprises, Inc. ("AFECD") and The Response Center ("TRC") acquisitions completed in the first quarter of 1998 and $1.2 million of the increase was attributable to the ADVANTAGE Financial Services, Inc. ("AFS") and the Credit Acceptance Corporation ("CAC") acquisitions completed in October 1997.

     Payroll and related expenses. Payroll and related expenses increased $15.8 million to $26.5 million for the three months ended September 30, 1998 from $10.7 million for the comparable period in 1997, and increased as a percentage of revenue to 51.4% from 49.2%. Payroll and related expenses increased as a percentage of revenue primarily as a result of FCA and the market research division having higher payroll cost structures than that of the remainder of the Company. In addition, the start up of a contract with the United States Department of Education (the "DOE Contract") required the Company to hire and train a certain number of collection personnel during the start-up phase of the contract in excess of the Company's normal hiring procedures. These higher costs were partially offset by lower payroll costs related to the MedSource acquisition and by spreading the cost of management and administrative personnel over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.8 million to $14.9 million for the three months ended September 30, 1998 from $7.1 million for the comparable period in 1997, but decreased as a percentage of revenue to 28.9% from 32.6%. The decrease as a percentage of revenue was, in part, the result of additional operating efficiencies obtained when selling, general and administrative expenses were spread over a larger revenue base. In addition, a portion of the decrease was attributable to the market research division having a lower selling, general and administrative expense structure than that of the Company's core business. These decreases as a percentage of revenue were partially offset by the higher cost structures of acquired companies.

     Depreciation and amortization. Depreciation and amortization increased to $2.2 million for the three months ended September 30, 1998 from $844,000 for the comparable period in 1997. Of this increase, $412,000 was attributable to the MedSource acquisition, $481,000 was attributable to the FCA acquisition, $177,000 was attributable to the TRC and AFECD acquisitions and $96,000 was attributable to the AFS and CAC acquisitions. The remaining $229,000 consisted of depreciation resulting from normal capital expenditures incurred in the ordinary course of business.

     Other income (expense). Interest and investment income decreased $127,000 to $318,000 for the three months ended September 30, 1998 from $445,000 for the comparable period in 1997. This decrease was primarily attributable to the funds remaining from the Company's public offering completed in July 1997 (the "1997 Offering") being used for the acquisitions completed in the fourth quarter of 1997 and the first quarter of 1998. Interest expense increased to $573,000 for the three months ended September 30, 1998 from $85,000 for the comparable period in 1997. The increase was primarily attributable to the Company financing the MedSource acquisition with borrowings of $25.5 million under the revolving credit facility.

     Income tax expense. Income tax expense increased to $3.3 million, or 43.2% of income before taxes, for the three months ended September 30, 1998 from $1.4 million, or 39.3% of income before taxes, for the comparable period in 1997. Income taxes were computed after giving effect to non-deductible goodwill expenses resulting from certain of the acquired companies.

     Net income. Net income increased $2.2 million or 107.8% to $4.3 million for the three months ended September 30, 1998 from $2.1 million for the comparable period in 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Revenue. Revenue increased $57.0 million or 93.5% to $118.0 million for the nine months ended September 30, 1998 from $61.0 million for the comparable period in 1997. Of the increase, $17.8 million was attributable to the addition of new clients and growth in business from existing clients. Revenue attributable to the MedSource acquisition completed in July 1998 and the FCA acquisition completed in May 1998 represented $6.1 million and $21.9 million of the increase, respectively. In addition, $6.5 million of the increase was attributable to the AFECD and TRC acquisitions completed in the first quarter of 1998 and $4.7 million of the increase was attributable to the AFS and the CAC acquisitions completed in October 1997.

     Payroll and related expenses. Payroll and related expenses increased $30.4 million to $60.7 million for the nine months ended September 30, 1998 from $30.3 million for the comparable period in 1997, and increased as a percentage of revenue to 51.5% from 49.7%. Payroll and related expenses increased as a percentage of revenue primarily as a result of FCA and the market research division having higher payroll cost structures than that of the remainder of the Company. In addition, the start up of the DOE Contract required the Company to hire and train a certain number of collection personnel the cost of which was only partially offset by revenues generated by the contract during its startup phase. These higher costs were partially offset by lower payroll costs related to the AFS, CAC and MedSource acquisitions and by spreading the cost of management and administrative personnel over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $14.9 million to $34.7 million for the nine months ended September 30, 1998 from $19.8 million for the comparable period in 1997, and decreased as a percentage of revenue to 29.4% from 32.4%. The decrease as a percentage of revenue was, in part, the result of additional operating efficiencies obtained when selling, general and administrative expenses were spread over a larger revenue base. In addition, a portion of the decrease was attributable to the market research division having a lower selling, general and administrative expense structure than that of the Company's core business. These decreases as a percentage of revenue were partially offset by the higher cost structures of acquired companies.

     Depreciation and amortization. Depreciation and amortization increased to $4.9 million for the nine months ended September 30, 1998 from $2.4 million for the comparable period in 1997. Of this increase, $412,000 was attributable to the MedSource acquisition, $742,000 was attributable to the FCA acquisition, $472,000 was attributable to the TRC and AFECD acquisitions and $272,000 was attributable to the AFS and CAC acquisitions. The remaining $641,000 consisted of depreciation resulting from normal capital expenditures incurred in the ordinary course of business.

     Other income (expense). Interest and investment income increased $203,000 to $810,000 for the nine months ended September 30, 1998 from $607,000 for the comparable period in 1997. This increase was primarily attributable to the investment of funds remaining from the 1997 Offering and the 1998 Offering, as well as an increase in operating funds and funds held in trust for clients. Interest expense increased to $1.3 million for the nine months ended September 30, 1998 from $507,000 for the comparable period in 1997. The increase was attributable to the Company financing the May 1998 acquisition of FCA with $74.0 million of borrowings under its revolving credit facility. In addition, the Company financed $25.5 million of the MedSource acquisition with borrowings under the revolving credit facility. In June 1998, the $74.0 million from the revolving credit facility was repaid with a portion of the proceeds from the 1998 Offering.

     Income tax expense. Income tax expense increased to $7.3 million, or 42.3% of income before taxes, for the nine months ended September 30, 1998 from $3.5 million, or 40.6% of income before taxes, for the comparable period in 1997. Income taxes were computed after giving effect to non-deductible goodwill expenses resulting from certain of the acquired companies.

     Net income. Net income increased $4.8 million or 94.2% to $9.9 million for the nine months ended September 30, 1998 from $5.1 million for the comparable period in 1997.

Liquidity and Capital Resources

     In July 1997, the Company completed a public offering (the "1997 Offering"), selling 2,166,000 shares of Common Stock and received net proceeds of approximately $40.4 million.

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

     Cash provided by operating activities was $17.5 million during the nine months ended September 30, 1998, and $7.3 million for the comparable period in 1997. The increase in cash provided by operations was primarily due to the increase in net income to $9.9 million for the nine months ended September 30, 1998 compared to $5.1 million for the comparable period in 1997, and the decrease in other current assets by $1.2 million for the nine months ended September 30, 1998 compared to $452,000 for the comparable period in 1997. In addition, the increase in cash provided by operations was also attributable to the decrease in deferred taxes by $2.2 million for the nine months ended September 30, 1998 compared to an increase of $34,000 for the comparable period in 1997, and the increase in corporate taxes payable by $2.6 million for the nine months ended September 30, 1998 compared to $280,000 for the comparable period in 1997. These increases were partially offset by the increase in accounts receivable by $3.3 million for the nine months ended September 30, 1998 compared to $2.0 million for the comparable period in 1997, and the increase in other assets by $813,000 for the nine months ended September 30, 1998 compared to $27,000 for the comparable period in 1997.

     Cash used in investing activities was $112.4 million during the nine months ended September 30, 1998, and $25.4 million for the comparable period in 1997. The increase was primarily due to the cash portion of the purchase price paid for the acquisitions of AFECD, TRC, FCA and MedSource during the nine months ended September 30, 1998 compared to the cash portion of the purchase price paid for the acquisitions completed during the comparable period in 1997. In addition, during the nine months ended September 30, 1998, capital expenditures were $5.2 million compared to $2.6 million for the comparable period in 1997.

     Cash provided by financing activities was $93.5 million during the nine months ended September 30, 1998 compared to $39.5 million for the comparable period in 1997. The Company borrowed $74.0 million against its revolving credit facility to finance the acquisition of FCA in May 1998. The Company repaid the borrowings under the revolving credit agreement in June 1998 with a portion of the $81.1 million of net proceeds raised in the 1998 Offering. The Company also borrowed $35.0 million against its revolving credit facility to finance the acquisition of MedSource in July 1998. The Company repaid $9.5 million of the borrowings under the revolving credit agreement in July 1998 with a portion of the net proceeds raised in connection with the underwriters' exercise of the over-allotment option granted pursuant to the 1998 Offering.

     In March 1998, the Company's credit agreement was amended to, among other things, increase the Company's revolving credit facility with Mellon Bank, N.A. to provide for borrowings up to $75.0 million at an interest rate ranging from LIBOR plus 0.75% to LIBOR plus 2.0% (LIBOR was 5.42% at September 30, 1998). The Company has the right to permanently reduce the revolving credit facility by up to $25 million. Outstanding borrowings under the revolving credit line at September 30, 1998 was $25.5 million. There were no outstanding borrowings as of December 31, 1997. The revolving credit line is collateralized by substantially all the assets of the Company and includes certain financial covenants such as maintaining minimum working capital and net worth requirements and includes restrictions on, among other things, capital expenditures and distributions to shareholders.

     On October 15, 1998, the Company signed a definitive agreement to acquire Medaphis Services Corporation, a wholly owned subsidiary of Medaphis Corporation for $107.5 million, plus an earn-out of up to $10 million based on the acquired Medaphis Services Corporation achieving operational targets during 1999. The Company expects to finance the acquisition with borrowings under the Company's revolving credit facility.

     On November 2, 1998, the Company signed a definitive agreement to acquire all of the outstanding shares of JDR Holdings, Inc. for approximately 3.7 million shares of NCO Common Stock. The acquisition is being valued at approximately $111.0 million. The transaction is expected to be accounted for as a pooling of interests and a tax-free reorganization.

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

Year 2000 System Modifications

     NCO has implemented a program to evaluate and address the impact of the year 2000 on its information technology systems in order to insure that its network and software will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. This program includes steps to: (a) identify software that require date code remediation; (b) establish timelines for availability of corrective software releases; (c) implement the fix to a test environment and test the remediated product; (d) integrate the updated software to NCO's production environment; (e) communicate and work with clients to implement year 2000 compliant data exchange formats; and (f) provide management with assurance of a seamless transition to the year 2000. The identification phase has been completed and the final software updates have been received. The testing and acceptance procedures are currently being finalized and Management expects to complete this portion of the program by the end of the first quarter of 1999. The Company will continue to coordinate the year 2000 compliance effort throughout the balance of 1998 and into 1999 to synchronize data exchange formats with clients.

     NCO has also implemented a program to evaluate and address the impact of year 2000 on its non-information technology systems, which include the Company's telecommunications systems, business machines, and building and premises systems. This program includes steps to: (a) review existing systems to identify potential issues; (b) review these issues with major external suppliers; and (c) develop a contingency plan. The Company is currently in the process of identifying the issues and reviewing them with its external suppliers. The Company expects to complete the development of a contingency plan by the end of the first quarter of 1999.

     For the years 1998 and 1999, the Company expects to incur total pre-tax expenses of approximately $200,000 to $250,000, per year. These costs are associated with both internal and external staffing resources for the necessary planning, coordination, remediation, testing and other expenses to prepare its systems for the year 2000. However, a portion of these expenses will not be incremental, but rather represent a redeployment of existing information technology resources. The Company's software has been provided by third-party vendors and the third-party vendors are incorporating the necessary modifications as part of their normal system maintenance. The majority of the costs will be incurred through the modification and testing of electronic data interchange formats with the Company's clients and the testing of modifications performed by its third-party vendors. The cost of planning and initial remediation incurred to date has not been significant.

     The Company does not expect the impact of the year 2000 to have a material adverse impact on the Company's business or results of operations. As part of its due diligence process, the Company reviewed the impact of year 2000 on all completed and pending acquisitons. No assurance can be given, however, that unanticipated or undiscovered year 2000 compliance problems will not have a material adverse effect on the Company's business or results of operations. In addition, if the Company's clients or significant suppliers and contractors do not successfully achieve year 2000 compliance, the Company's business and results of operations could be adversely affected, resulting from, among other things, the Company's inability to properly exchange and/or receive data with its clients.

Recent Accounting Pronouncements

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customer. The Company is required to disclose this information for the first time when it publishes its 1998 annual report. Management is in the process of evaluating the segment disclosures for purposes of reporting under SFAS No. 131. Management has not determined what impact the adoption of SFAS. No. 131 will have on the consolidated results of operations, financial condition or cash flows of the Company.

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

         None - not applicable

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

         None - not applicable

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 16, 1998                    By:  /s/ Michael J. Barrist
                                                ----------------------
                                           Michael J. Barrist
                                           Chairman of the Board, President
                                           and Chief Executive Officer
                                           (principal executive officer)



Date: November 16, 1998                    By:  /s/ Steven L. Winokur
                                                ---------------------
                                           Steven L. Winokur
                                           Executive Vice President, Finance,
                                           Chief Financial Officer and
                                           Treasurer