Form 10-K
period 1998-12-31
NCO GROUP INC
filed 1999-03-31
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
    (Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1998
                                       or
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                           Commission File No. 0-21639

                                 NCO GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Pennsylvania                              23-2858652
  ------------------------------         ---------------------------------
 (State or Other Jurisdiction of         (IRS Employer Identification No.)
  Incorporation or Organization)

       515 Pennsylvania Ave.
   Ft. Washington, Pennsylvania                      19034-3313
  ------------------------------         ---------------------------------
       (Address of principal                         (Zip Code)
         executive offices)

        Registrant's Telephone Number, Including Area Code (215) 793-9300

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

           Common stock, no par value                   18,083,836
  ------------------------------         ---------------------------------
               (Title of Class)                (Number of Shares Outstanding
                                                   as of March 29, 1999)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant is $491,828,000(1)

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders are incorporated by reference in Part I and Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.

                                -----------------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's common stock outstanding, reduced by the amount of common stock held by officers, directors and shareholders owning 10% or more of the Company's common stock, multiplied by $35.00, the last reported sale price for the Company's common stock on March 29, 1999. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                TABLE OF CONTENTS

                                                                                          Page
                                     PART I
Item 1.       Business.                                                                     1
Item 2.       Properties.                                                                  19
Item 3.       Legal Proceedings.                                                           19
Item 4.       Submission of Matters to a Vote of Security Holders.                         19
Item 4.1      Executive Officers of the Registrant who are not also Directors.             19

                                     PART II

Item 5.       Market for Registrant's Common Equity and
                  Related Shareholder Matters.                                             20
Item 6.       Selected Financial Data.                                                     22
Item 7.       Management's Discussion and Analysis of Financial                            23
                  Condition and Results of Operations.
Item 7a       Quantitative and Qualitative Disclosure about Market Risk.                   31
Item 8.       Financial Statements and Supplementary Data.                                 31
Item 9.       Changes in and Disagreements with Accountants on Accounting and              31
                  Financial Disclosure.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.                          32
Item 11.      Executive Compensation.                                                      32
Item 12.      Security Ownership of Certain Beneficial Owners and Management.              32
Item 13.      Certain Relationships and Related Transactions.                              32

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.            33
              Signatures                                                                   36

              Index to Consolidated Financial Statements                                   F-1


All share and per share data have been restated to reflect the three-for-two stock split of the Company's common stock paid in December 1997.

                                     PART I

Item 1. Business.

     General

     NCO Group, Inc. ("NCO" or the "Company") is a leading provider of accounts receivable management and other outsourced services. The Company develops and implements customized management solutions for clients. The Company provides these services on a national basis from 65 call centers located throughout North America and in the United Kingdom and Puerto Rico. The Company employs advanced workstations and sophisticated call management systems comprised of predictive dialers, automated call distribution systems, digital switching and customized computer software. Through efficient utilization of technology and intensive management of human resources, the Company has achieved rapid growth in recent years. Since April 1994, the Company has completed fifteen acquisitions which have enabled it to increase its penetration of existing markets, establish a presence in certain new markets, offer additional services, and realize significant operating efficiencies. In addition, the Company has leveraged its infrastructure by offering additional services including customer service call centers, market research and other outsourced administrative services. The Company believes that it is currently among the five largest accounts receivable management companies in the United States.

     The Company is currently organized into market segment specific operating divisions that are responsible for all aspects of client sales, client service and operational delivery of services. The operating divisions, which are each headed by a divisional chief executive officer, include Accounts Receivable Management, Healthcare Services, Marketing Strategy and International Operations. The Company provides its services principally to clients in the financial services, healthcare, education, retail and commercial, utilities, government, and telecommunications sectors. In 1998, the Company had over 11,500 clients, including Bell Atlantic Corporation, NationsBank Corporation, Citicorp, MCI WorldCom, PECO Energy Company, Federal Express Corporation, Airborne Freight Corporation and the United States Department of Education. No client accounted for more than 4% of the Company's actual revenue in 1998. For its accounts receivable management services, the Company generates approximately 75% of its revenue on a contingency fee basis. The Company seeks to be a low cost provider and as such its fees typically range from 15% to 35% of the amount recovered on behalf of the Company's clients, with an average of approximately 24% in 1998. For many of its other outsourced services, the Company is paid on a fixed fee basis. While NCO's contracts are relatively short-term, the Company seeks to develop long-term relationships with its clients and works closely with them to provide quality, customized solutions.

     Increasingly, companies are outsourcing many non-core functions to focus on revenue generating activities, reduce costs and improve productivity. In particular, many corporations are recognizing the advantages of outsourcing accounts receivable management and other services as a result of numerous factors including: (i) the increasing complexity of such functions; (ii) changing regulations and increased competition in certain industries; and (iii) the development of sophisticated call management systems requiring substantial capital investment, technical capabilities and human resource commitments. While significant economies of scale exist for large accounts receivable management companies, the industry remains highly fragmented. Based on information obtained from the American Collectors Association (the "ACA"), and industry trade group, there are currently approximately 6,500 accounts receivable management companies in operation, the majority of which are small, local businesses. Given the financial and competitive constraints facing these small companies and the limited number of liquidity options for the owners of such businesses, the Company believes that the industry will continue to experience consolidation in the future.

     The Company strives to be a cost-effective, client service driven provider of accounts receivable management and other outsourced services to companies with substantial outsourcing needs. The Company's business strategy encompasses a number of key elements which management believes are necessary to ensure quality service and to achieve consistently strong financial performance. First, the Company focuses on the efficient utilization of its technology and infrastructure to constantly improve productivity. The Company's infrastructure enables it to perform large scale accounts receivable management programs cost effectively and to rapidly and efficiently integrate the Company's acquisitions. A second critical component is NCO's commitment to client service. Management believes that the Company's emphasis on designing and implementing customized accounts receivable management programs for its clients provides it with a significant competitive advantage. Third, the Company seeks to be a low cost provider of accounts receivable management services by centralizing all administrative functions and minimizing overhead at all branch locations. Lastly, the Company is targeting larger clients which offer significant cross-selling opportunities and have greater outsourcing requirements.

     The Company seeks to continue its rapid expansion through both internal and external growth. The Company has experienced and expects to continue to experience strong internal growth by continually striving to increase its market share, expand its industry-specific market expertise and develop and offer new value-added outsourced services. In addition, the Company intends to continue to take advantage of the fragmented nature of the accounts receivable management industry by making strategic acquisitions. Through selected acquisitions, the Company will seek to serve new geographic markets, expand its presence in its existing markets and add complementary services.

     The Company's principal executive offices are located at 515 Pennsylvania Avenue, Fort Washington, Pennsylvania 19034, and its telephone number is (215) 793-9300.

     Acquisition History

     Since 1994, the Company has completed fifteen strategic acquisitions which have expanded its client base and geographic presence, increased its presence in key industries, added complementary services, and substantially increased its revenues and profitability. In addition, the Company currently has one acquisition pending that is expected to be completed on March 31, 1999. A key element of the Company's growth strategy is to pursue selected strategic acquisitions to serve new geographic markets or industries, expand its presence in its existing markets and add complementary service applications. The Company regularly reviews various strategic acquisition opportunities and periodically engages in discussions regarding such possible acquisitions.

     A summary of the acquisitions completed during 1998 and 1997, and the pending acquisition is as follows:

JDR Holdings, Inc.

     On November 2, 1998, the Company signed a definitive agreement to acquire all of the outstanding shares of JDR Holdings, Inc. ("JDR") for approximately
3.4 million shares of NCO common stock. The acquisition is expected to be valued at approximately $103.1 million. JDR is a leading provider of technology-based outsourcing and accounts receivable management services. The transaction, which is expected to be accounted for as a pooling of interests and a tax-free reorganization, is expected to close on March 31, 1999. JDR's revenue for the year ended December 31, 1998 was approximately $51.0 million.

Medaphis Services Corporation

     On November 30, 1998, the Company purchased all of the outstanding stock of Medaphis Services Corporation ("MSC"), a wholly owned subsidiary of Medaphis Corporation, for $107.5 million in cash plus an earn-out of up to $10 million based on MSC achieving certain operational targets during 1999. MSC, together with its subsidiary AssetCare, Inc., was one of the largest providers of accounts receivable management services and business co-sourcing services to hospitals located throughout the United States. The acquisition of MSC significantly enhanced NCO's position as one of the largest providers of accounts receivable management services and business co-sourcing to the healthcare sector. MSC's revenue for the year ended December 31, 1997 was approximately $96.7 million.

MedSource, Inc.

     On July 1, 1998, the Company purchased all of the outstanding stock of MedSource, Inc. ("MedSource") for $18.4 million in cash. In connection with the acquisition, the Company repaid debt of $17.3 million. MedSource provided traditional accounts receivable management services and pre-delinquency outsourcing services primarily to hospitals located throughout the United States. MedSource's revenue for the year ended December 31, 1997 was approximately $22.7 million.

FCA International Ltd.

     On May 5, 1998, the Company purchased all of the outstanding common shares of FCA International Ltd. ("FCA") at $9.60 per share, Canadian (equivalent to $6.77 in U.S. dollars based upon the exchange rate as of the date of the agreement). The purchase price was valued at approximately $69.9 million. FCA, which had offices throughout the United States, Canada, and the United Kingdom, provided accounts receivable management and related services through 16 fully-automated call centers. FCA's revenue for the year ended December 31, 1997 was approximately $62.8 million.

The Response Center

     On February 6, 1998, the Company purchased certain assets of The Response Center ("TRC"), which was an operating division of TeleSpectrum Worldwide, Inc., for $15.0 million in cash, plus a performance based earn-out. TRC was a full-service custom market research company providing services to the telecommunications, financial services, utilities, healthcare, pharmaceutical and consumer products sectors. Its capabilities included problem conceptualization, program design, data gathering (by telephone, mail, and focus groups), as well as data tabulation, results analysis and consulting. TRC, with offices in Upper Darby, Pennsylvania, and Philadelphia, Pennsylvania, had revenue of approximately $8.0 million for the year ended December 31, 1997.

Collection Division of American Financial Enterprises, Inc.

     On December 31, 1997, effective January 1, 1998, the Company purchased certain assets of the Collection Division of American Financial Enterprises, Inc. ("AFECD") for $1.7 million in cash. AFECD, an accounts receivable management company, expanded NCO's penetration into the governmental and insurance sectors. AFECD's revenue for the year ended December 31, 1997 was approximately $1.7 million.

ADVANTAGE Financial Services, Inc.

     On October 1, 1997, the Company purchased all of the outstanding stock of ADVANTAGE Financial Services, Inc. ("AFS") for $2.9 million in cash, a $1.0 million note and 46,442 shares of the Company's common stock. The note bears interest payable monthly at a rate of 8.0% per annum with one-half of the principal due in April 1998 and the balance due in January 1999. The purchase price was valued at approximately $5.0 million. AFS, an accounts receivable management company with offices in Dayton, Ohio and Bristol, Tennessee, allowed NCO further penetration into the medical, telecommunications and commercial sectors. AFS's revenue for the year ended December 31, 1996 was approximately $5.1 million.

Credit Acceptance Corp.

     On October 1, 1997, the Company purchased all of the outstanding stock of Credit Acceptance Corp. ("CAC") for $1.8 million in cash. CAC, an accounts receivable management company located in Pittsburgh, Pennsylvania, provided NCO with further penetration into the healthcare sector. CAC's revenue for the year ended December 31, 1996 was approximately $2.3 million.

Collections Division of CRW Financial, Inc.

     On February 2, 1997, NCO purchased substantially all of the assets of the Collections Division of CRW Financial, Inc. ("CRWCD") for $3.8 million in cash, 517,767 shares of common stock and warrants to purchase 375,000 shares of common stock at an exercise price of $18.42 per share. The purchase price was valued at approximately $12.8 million. CRWCD provided accounts receivable management services principally to the telecommunications, education, financial, government and utility sectors throughout the United States. In addition, CRWCD had a commercial collections division. CRWCD's revenue for the year ended December 31, 1996 was approximately $25.9 million.

CMS A/R Services

     On January 31, 1997, NCO purchased certain assets of CMS A/R Services ("CMS A/R"), a division of CMS Energy Corporation, for $5.1 million in cash. CMS A/R, located in Jackson, Michigan, specialized in providing a wide range of accounts receivable management services to the utility industry, including traditional recovery of delinquent accounts, outsourced administrative services, early stage accounts receivable management and database management services. CMS A/R's revenue for the year ended December 31, 1996 was approximately $6.8 million.

Tele-Research Center, Inc.

     On January 30, 1997, NCO purchased certain assets of Tele-Research Center, Inc. ("Tele-Research"), for $2.2 million in cash including contingent consideration paid. Tele-Research, located in Philadelphia, Pennsylvania, provided market research, data collection, and other teleservices to market research companies as well as end-users. Tele-Research's revenue for the year ended December 31, 1996 was approximately $1.8 million.

Goodyear & Associates, Inc.

     On January 22, 1997, NCO purchased all of the outstanding stock of Goodyear & Associates, Inc. ("Goodyear") for $4.5 million in cash and a $900,000 convertible note. On February 15, 1999, the $900,000 convertible note was converted into 63,755 shares of NCO common stock. Goodyear, based in Charlotte, North Carolina, provided accounts receivable management services principally to the telecommunications, education, and utility sectors. Goodyear's revenue for the year ended December 31, 1996 was approximately $5.5 million.

     Financial Impact of Acquisitions

     The Company financed the MSC acquisition with borrowings of approximately $107.5 million on its revolving credit facility. The Company financed the MedSource acquisition with borrowings of approximately $25.5 million on its revolving credit facility and a portion of the net proceeds of the Company's public offering of stock completed in June 1998 (the "1998 Offering"). The Company financed the FCA acquisition with borrowings of approximately $69.9 million on its revolving credit facility which were subsequently repaid with a portion of the net proceeds from the 1998 Offering. The Company financed the acquisition of AFS, CAC, AFECD and TRC with a portion of the proceeds of the Company's public offering of stock completed in July 1997 (the "1997 Offering"). The Company financed the acquisitions of Goodyear, CMS A/R, Tele-Research and CRWCD with borrowings of approximately $8.4 million on its revolving credit facility with Mellon Bank, N.A., the net proceeds of the Company's initial public offering (the "IPO") and funds from operations. The borrowings on the revolving credit facility from the acquisitions of Goodyear, CMS A/R, Tele-Research and CRWCD were repaid with a portion of the proceeds from the 1997 Offering.

     The bank increased the Company's revolving credit facility to $25.0 million at an interest rate of LIBOR plus 2.5% in December 1996. The Company granted the bank a warrant to acquire 263,297 shares of common stock at a nominal exercise price in consideration for establishing the revolving credit facility for acquisitions, and granted additional warrants to purchase 69,840 shares and 27,750 shares of common stock at an exercise price of $8.67 per share in consideration for increasing the revolving credit facility to $15.0 million and to $25.0 million, respectively. An affiliate of the bank has exercised all of these warrants. In March 1998, the bank increased the line of credit to $75.0 million in connection with the acquisition of FCA International Ltd. In November 1998, the bank increased credit agreement to provide for borrowings up to $200 million consisting of a term loan of $125 million and a revolving credit facility of up to $75 million. The borrowings under this credit facility bear interest equal to either, at the option of NCO, Mellon Bank's prime rate (7.75% at March 29, 1999) or LIBOR plus a margin ranging from 1.25% to 2.25% depending on NCO's consolidated funded debt to EBITDA ratio (LIBOR was 4.90% at March 29, 1999).

     The pending JDR acquisition is expected to be financed with approximately
3.4 million shares of NCO common stock.

     All of the acquisitions, with the exception of the pending acquisition of JDR, have been accounted for under the purchase method of accounting for financial reporting purposes. Through December 31, 1998, these acquisitions have created goodwill estimated at $281.9 million which is being amortized over a 15 to 40 year period resulting in amortization expense of approximately $9.5 million annually.

     The pending JDR acquisition is expected to be accounted for using the pooling of interests method of accounting, with the historical results of operations of JDR being combined with that of the Company.

     Accounts Receivable Management Services

     The Company provides a wide range of accounts receivable management services to its clients utilizing an extensive technological infrastructure. Although most of the Company's accounts receivable management services to date have focused on recovery of traditional delinquent accounts, the Company does engage in the recovery of current receivables and early stage delinquencies (generally, accounts which are 90 days or less past due). The Company generates approximately 75% of its revenue from the recovery of delinquent accounts receivable on a contingency fee basis. In addition, the Company generates revenue from fixed fees for certain accounts receivable management and other related services. Contingency fees typically range from 15% to 35% of the amount recovered on behalf of the Company's clients, but can range from 6% for the management of accounts placed early in the accounts receivable cycle to 50% for accounts which have been serviced extensively by the client or by third-party providers.

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

Other Services

     The Company selectively provides other related services which complement its traditional accounts receivable management business and which leverage its technological infrastructure. The Company believes that the following services will provide additional growth opportunities for the Company.

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

     Customer Service Call Center. The Company utilizes its communications and information system infrastructure to supplement or replace the customer service function of its clients. For example, the Company is currently engaged by a large regional utility company to provide customer service functions for a segment of the utility's customer base that is delinquent.

     Accounts Receivable Outsourcing. The Company complements existing service lines by offering adjunct billing services to clients as an outsourcing option. Additionally, the Company can assist healthcare clients in the billing and management of third party insurance.

     Custom Designed Business Applications. The Company has the ability to provide outsourced administrative and other back-office responsibilities currently conducted by its clients. For example, the Company was engaged by a large national health insurer to assume all administrative operations for its COBRA and individual conversion coverage, including all responsibility for premium billing and payment processing, customer service call center and policy fulfillment.

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

     NCO provides its accounts receivable management services through the operation of 65 state-of-the-art call centers which are electronically linked through a international wide area network. The Company currently utilizes three computer platform systems. One system consists of multiple Unix-based NCR 4300 series servers which are linked to 1,200 workstations and which provide necessary redundancy (a spare system can take over in the event of the failure of the primary system) and excess capacity for future growth. The second system consists of multiple Unix-based Hewlett-Packard 9000 series servers which are linked to 2,835 workstations. The third system consists of a TANDEM server which is linked to 825 workstations. The TANDEM system is being used as a transitional system as a result of the FCA International Ltd. acquisition. The data and the users on this system will be transitioned to the NCR servers by the fourth quarter of 1999. The Company's 4,860 workstations consist of personal computers and terminals that are linked via network to the servers.

     The Company utilizes 37 predictive dialer locations with 927 stations to address its low balance, high volume accounts. These systems scan the Company's database and simultaneously initiate calls on all available telephone lines and determine if a live connection is made. Upon determining that a live connection has been made, the computer immediately switches the call to an available representative and instantaneously displays the associated account record on the representative's workstation. Calls that reach other signals, such as a busy signal, telephone company intercept or no answer, are tagged for statistical analysis and placed in priority recall queues or multiple-pass calling cycles. The system also automates virtually all record keeping and follow-up activities including letter and report generation. The Company's automated method of operations dramatically improves the productivity of the Company's collection staff.

     The Company employs a 150 person MIS staff led by a Chief Information Officer. The Company maintains disaster recovery contingency plans and has implemented procedures to protect the loss of data against power loss, fire and other casualty. The Company has implemented a security system to protect the integrity and confidentiality of its computer system and data and maintains comprehensive business interruption and critical systems insurance on its telecommunications and computer systems.

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

     Client Relationships

     The Company's client base currently includes over 11,500 companies in the financial services, healthcare, education, retail and commercial, utilities, government and telecommunications sectors. The Company's 10 largest clients in 1998 accounted for approximately 19.6% of the Company's revenue. In 1998, no client accounted for more than 4.0% of total revenue. In 1998, the Company derived 32.7% of its referrals from financial institutions (which includes banking and insurance sectors), 22.7% from healthcare organizations, 17.5% from educational organizations, 10.8% from retail and commercial entities, 6.9% from utilities, 5.0% from government entities and 4.4% from telecommunications companies.

     The following table sets forth a list of certain of the Company's key clients:

          Financial Services                         Healthcare                         Retail and Commercial
----------------------------------      --------------------------------         --------------------------------
     Capital One Financial Corporation       Catholic Healthcare West -               Airborne Freight Corporation
     Citicorp                                  Shared Business Services               Dayton Hudson Corporation
     First Union National Bank, N.A.         EMCARE, Inc.                             Emery Worldwide N.A.
     NationsBank Corporation                 Health Management Associates, Inc.       Federal Express Corporation
     The Progressive Corporation             Medical Center of Delaware               Sears, Roebuck and Co.
                                             Premium Purchasing Partners LP

              Education                        Telecommunications                   Utilities and Government
----------------------------------      ---------------------------------        --------------------------------
     California Student Aid                  Bell Atlantic Corporation                Consumer Energy
        Commission                           BellSouth Telecommunications, Inc.       PECO Energy Company
     New York State Higher Education         Frontier Cellular                        The City of Philadelphia, Water
         Service Corporation                 MCI WorldCom                                Revenue Bureau
     Pennsylvania Higher Education           Sprint Corporation                       The United States Department of
         Assistance Agency                                                                Treasury
     Penn State University                                                            Virginia Power
     The United States Department of
         Education




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

     Sales and Marketing

     The Company utilizes a focused and highly professional direct selling effort in which sales representatives personally cultivate relationships with prospects and existing clients. The Company's sales effort consists of a 56 person direct sales force. Each sales representative is charged with identifying leads, qualifying prospects and closing sales. When appropriate, Company operating personnel will join in the sales effort to provide detailed information and advice regarding the Company's operational capabilities. Sales and operating personnel also work together to take advantage of potential cross-selling opportunities. The Company supplements its direct sales effort with print media and attendance at trade shows.

     Many of the Company's prospective clients issue requests-for-proposals ("RFPs") as part of the contract award process. The Company has a staff of technical writers for the purpose of preparing detailed, professional responses to RFPs.

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

     As of December 31, 1998, the Company had a total of 6,700 full-time employees and 300 part-time employees, of which 4,900 were telephone representatives. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

     Competition

     The accounts receivable management industry is highly competitive. The Company competes with approximately 6,500 providers, including large national corporations such as Outsourcing Solutions, Inc., GC Services, Inc., Compass International Services Corporation and Equifax, as well as many regional and local firms. Some of the Company's competitors have greater resources, offer more diversified services and operate in broader geographic areas than the Company. In addition, the accounts receivable management services offered by the Company, are performed in-house by many companies. Moreover, many larger clients retain multiple accounts receivable management providers which exposes the Company to continuous competition in order to remain a preferred vendor. The Company believes that the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client's requirements, personalized service, sophisticated call and information systems and price. The Company also competes with other firms, such as SITEL Corporation, APAC TeleServices, Inc. and TeleTech Holdings, Inc., in providing teleservices.

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

     The collection of accounts receivable by collection agencies in Canada is regulated at the provincial and territorial level in substantially the same fashion as is accomplished by federal and state laws in the United States. The manner in which the Company carries on the business of collecting accounts is subject, in all provinces and territories, to established rules of common law or civil law and statute. Such laws establish rules and procedures governing the tracing, contacting and dealing with debtors in relation to the collection of outstanding accounts. These rules and procedures prohibit debt collectors from engaging in intimidating, misleading and fraudulent behavior when attempting to recover outstanding debts. In Canada, the Company's collection operations are subject to licensing requirements and periodic audits by government agencies and other regulatory bodies. Generally, such licenses are subject to annual renewal. Management believes that the Company holds all necessary licenses in those provinces and territories that require them.

     If the Company engages in other teleservice activities in Canada, including telemarketing, there are several provincial and territorial consumer protection laws of more general application. This legislation defines and prohibits unfair practices by telemarketers, such as the use of undue pressure and the use of false, misleading or deceptive consumer representations.

     In addition, accounts receivable management and telemarketing industries are regulated in the United Kingdom, including a licensing requirement. If the Company expands its international operation, it may become subject to additional government control and regulation in other countries, which may be more onerous than those in the United States.

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

     Investment Considerations

     Certain statements included in this Annual Report on Form 10-K, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's objective to grow through strategic acquisitions and internal growth, the impact of acquisitions on the Company's earnings, the Company's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Company's future operating performance, Year 2000 Compliance, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. The factors discussed below, and elsewhere in this Annual Report on Form 10-K, could cause actual results and developments to be materially different from those expressed in or implied by such forward looking statements. Accordingly, in addition to the other information contained, or incorporated by reference, in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating an investment in the Company's common stock.

     The businesses acquired by NCO in 1998 and the pending acquisition of JDR Holdings, Inc. ("JDR") had combined revenues of $223.2 million in 1997 which was 262% of NCO's revenue of $85.3 million in 1997. If NCO is unable to successfully manage these new businesses, NCO may not realize the expected benefits from these acquisitions.

     The businesses acquired by NCO in 1998 and to be acquired in the pending JDR acquisition had combined revenues of $223.2 million in 1997 compared to NCO's revenue of $85.3 million in 1997. If NCO is unable to successfully manage these new businesses and integrate them into NCO's operations, NCO may not be able to realize expected operating efficiencies, eliminate redundant costs or operate the businesses profitably. The integration of these businesses is subject to a number of risks, including risks that:

         o the conversion of the acquired companies computer and operating systems to NCO's systems may take longer or cost more than expected;

         o NCO may be unable to retain clients or key employees of the acquired companies; and

         o the acquired companies might have additional liabilities that NCO did not anticipate at the time of the acquisitions.

     NCO's growth strategy depends on acquisitions. If NCO is unable to make acquisitions, its future growth would be limited and the price of its stock may be adversely affected.

     NCO growth strategy includes acquisitions that expand and complement NCO's business. If NCO is unable make acquisitions, it may not be able to meet or exceed historical levels of growth and earnings. As a result, NCO's stock price may be aversely affected.

     NCO may be unable to make acquisitions due to, among other reasons:

         o NCO may not be able to identify suitable companies to buy because many of the companies in the accounts receivable management business are relatively small when compared to NCO; and

         o NCO may not be able to purchase companies at favorable prices, or at all, due to increased competition for these companies.

     NCO may have to borrow money or incur liabilities, or sell stock, to pay for future acquisitions. This could have a material adverse effect on NCO's liquidity and capital resources or dilute NCO shareholders. If NCO does not have sufficient cash resources or is not able to use its common stock as payment for acquisitions, it may not be able to accomplish its growth strategy

     NCO may have to borrow money or incur liabilities, or sell stock, to pay for future acquisitions and it may not be able to do so or on terms favorable to NCO. Additional borrowings and liabilities may have a material adverse effect on NCO's liquidity and capital resources. If NCO issues stock for all or a portion of the purchase price for future acquisitions, existing shareholders may be diluted. If the price of NCO's common stock decreases or potential sellers are not willing to accept NCO's common stock as payment for the sale of their businesses, NCO may be required to use more of its cash resources, if available, in order to continue its acquisition program. If NCO does not have sufficient cash resources or is not able to use its common stock as payment for acquisitions, its growth through acquisitions could be limited.

     Completed acquisitions involve additional risks that may adversely affect NCO.

     Acquisitions also may involve a number of additional risks including:

         o Future acquisitions could divert management's attention from the daily operations of NCO and otherwise require additional management, operational and financial resources;

         o NCO might not be able to successfully integrate future acquisitions into its business or operate such acquired businesses profitably;

         o NCO will be required to amortize acquired intangible assets which will reduce its income in future years; and

         o NCO may be subject to unanticipated problems and liabilities of acquired companies.

     NCO's significant internal growth may be difficult to manage or to continue. If NCO is not able to manage or continue that growth, it could have a materially adverse effect on NCO's business, results of operations and financial condition.

     NCO has experienced significant internal growth over the past several years and intends to continue its internal growth. Future internal growth is subject to a number of risks, including the risks that:

         o NCO may not be able to develop and maintain new clients;

         o by focusing on new clients, NCO may lose existing clients through inattention or because NCO fails to maintain the quality of services it provides to its clients; and

         o NCO may have difficulty hiring, training and retaining new employees to handle the increased workload.

     NCO's internal growth has placed significant demands on NCO's administrative, operational and financial resources. To continue its future growth, NCO will also be required to improve its operational and financial systems and obtain additional management, operational and financial resources. These additional costs may outweigh the benefits NCO expects to obtain from internal growth.

     Goodwill represented 72.2% of NCO's total assets at December 31, 1998. If management has incorrectly overstated the permissible length of the amortization period for goodwill, earnings reported in periods immediately following the acquisition would be overstated. In later years, NCO would be burdened by a continuing charge against earnings.

     NCO's balance sheet includes amounts designated as "goodwill." Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. GAAP requires that this and all other intangible assets be amortized over the period benefited. Management has determined that period to range from 15 to 40 years based on the attributes of each acquisition.

     As of December 31, 1998, NCO's balance sheet included goodwill that represented 72.2% of total assets and 140.3% of shareholders' equity.

     If management has incorrectly overstated the permissible length of the amortization period for goodwill, earnings reported in periods immediately following the acquisition would be overstated. In later years, NCO would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the business. Earnings in later years also could be significantly affected if management determined then that the remaining balance of goodwill was impaired.

     Management has reviewed with its independent accountants all of the factors and related future cash flows which it considered in arriving at the amount incurred for each acquisition. Management concluded that the anticipated future cash flows associated with intangible assets recognized in the acquisitions will continue indefinitely, and there is no persuasive evidence that any material portion will dissipate over a period shorter than the respective amortization period.

     The number of shares of NCO's common stock that is traded daily on the Nasdaq stock market averages less than 1.0% of the outstanding common stock. As a result, the market price of NCO common stock may be volatile.

     As a result of NCO's low trading volume, the market price for NCO common stock may be volatile and may be affected by many factors, including the following:

         o announcements of fluctuations in NCO's or its competitors' operating results;

         o the timing and announcement of acquisitions by NCO or its competitors; and

         o government regulatory action.

     In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These broad fluctuations may materially adversely affect the market price of NCO common stock.

     As of March 29, 1999, approximately 77.7% of NCO's outstanding shares will be available for resale in the public market without restriction. The sale of a large number of these shares could adversely affect NCO's stock price and could impair NCO's ability to raise capital through the sale of equity securities or make acquisitions for stock.

     Sales of NCO's common stock could adversely affect the market price of NCO's common stock and could impair NCO's future ability to raise capital through the sale of equity securities or make acquisitions for stock. As of March 29, 1999, there was 18,083,836 shares of NCO common stock outstanding. Of these shares, approximately 14,052,234 shares, or 77.7% of the total outstanding shares, will be available for resale in the public market without restriction.

     Approximately 4,031,602 shares of NCO common stock, or 22.3% of the total outstanding shares, are held by affiliates of NCO. Generally, NCO affiliates may either sell their shares under a registration statement or in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

     In addition, as of March 29, 1999, NCO has the authority to issue up to approximately 1,929,086 shares of its common stock under its stock option plans. NCO also will have outstanding a warrant to purchase 375,000 shares of its common stock.

     NCO may experience variations from quarter to quarter in operating results and net income which could adversely affect the price of NCO common stock.

     Factors which could cause quarterly fluctuations include the following:

         o the timing of NCO's clients' accounts receivable management programs and the commencement of new contracts;

         o customer contracts may require NCO to incur costs in periods prior to recognizing revenue under those contracts;

         o the effect of the change of business mix on profit margins;

         o the timing of additional selling, general and administrative expenses to support new business;

         o the costs and timing of completion and integration of acquisitions.

         o NCO's business tends to be slower in the third and fourth quarters of the year due to the summer and holiday seasons.

     NCO's business is dependent on clients in the financial services and healthcare sectors. If either of these sectors performs poorly or if there are any trends in these sectors to reduce or eliminate the use of third-party accounts receivable management services provided by companies like NCO, it could have a materially adverse effect on NCO's business, financial condition and results of operations.

     For the year ended December 31, 1998, NCO derived approximately 32.7% its revenue from clients in the financial services sector and approximately 22.7% of its revenue from clients in the healthcare sector. If either of these sectors performs poorly, clients in these sectors may have fewer or smaller accounts to refer to NCO or they may elect to perform accounts receivable management services in-house. If there are any trends in either of these sectors to reduce or eliminate the use of third-party accounts receivable management services, the volume of referrals to NCO would decrease.

     Most of NCO's contracts do not require clients to place accounts with NCO, may be terminated on 30 or 60 days notice and are on a contingent fee basis. Accordingly, NCO can not predict whether existing clients will continue to use NCO's services at historical levels, if at all.

     Under the terms of most of NCO's contracts, clients are not required to give accounts to NCO for collection and usually have the right to terminate NCO's services on 30 or 60 days notice. In addition, most of these contracts provide that NCO is entitled to be paid only when it collects accounts. Accordingly, NCO can not predict whether existing clients will continue to use NCO's services at historical levels, if at all.

     NCO competes with approximately 6,500 providers in the accounts receivable management industry. This competition could have a materially adverse effect on NCO's future financial results.

     NCO competes with approximately 6,500 providers in providing accounts receivable management services. NCO is a national provider of accounts receivable management services. NCO competes with other large national corporations such as Outsourcing Solutions, Inc., GC Services, Inc., Compass International Services Corporation and Equifax, as well as many regional and local firms. NCO may lose existing or prospective business to competitors that have greater resources, offer more diversified services or operate in broader geographic areas than NCO. NCO may also lose business to regional or local firms who are able to use their proximity to or contacts at local clients as a marketing advantage. Because of the large numbers of providers, in the future NCO may have to reduce its collection fees to remain competitive. Many larger clients retain multiple accounts receivable management providers which exposes NCO to continuous competition in order to remain a preferred vendor.

     If NCO is not able to respond to technological changes in telecommunications and computer systems in a timely manner, it may not be able to remain competitive.

     NCO's success depends in large part on its sophisticated telecommunications and computer systems. NCO uses these systems to identify and contact large numbers of account debtors and to record the results of the collection effort. If NCO is not able to respond to technological changes in telecommunications and computer systems in a timely manner, it may not be able to remain competitive. NCO has made a significant investment in technology to remain competitive and anticipates that it will be necessary to continue to do so in the future. Computer and telecommunication technologies are changing rapidly and are characterized by short product life cycles, so that NCO must anticipate technological developments. If NCO is not successful in anticipating, managing or adopting any technological changes on a timely basis or if NCO does not have the capital resources available to invest in new technologies, its business would be materially adversely affected.

     If NCO's telecommunications and computer systems fail or become unavailable, it could have a materially adverse effect on NCO's business.

     As noted above, NCO's business is highly dependent on its telecommunications and computer systems. These systems could be interrupted by natural disasters, power losses, or similar events. NCO's business also is materially dependent on service provided by various local and long distance telephone companies. If NCO's equipment or systems cease to work or become unavailable, or if there is any significant interruption in telephone services, NCO may be prevented from providing services. Because NCO generally recognizes income only as accounts are collected, any failure or interruption of services would mean that NCO would continue to incur payroll and other expenses without any corresponding income.

     NCO's systems or those of its clients or suppliers may not be Year 2000 compliant. This means that NCO might be unable to provide accounts receivable management services or engage in similar normal business activities for a period of time after January 1, 2000 which could have a material adverse effect on its business, operating results and financial position.

     NCO relies on its telephone and computer systems, software and other systems in operating and monitoring all aspects of its business. NCO also relies heavily on the systems of its clients and suppliers. If NCO's present efforts to address the Year 2000 compliance issues are not successful, or if the systems of NCO's clients and suppliers and other organizations with which NCO does business are not Year 2000 compliant, NCO may be unable to provide accounts receivable management services or engage in similar normal business activities for a period of time after January 1, 2000. As a result, NCO would be unable to recognize income. NCO also may lose existing or potential clients and its reputation in the industry might be damaged.

     NCO's success depends on its senior management team and if it is not able to retain them, it could have a materially adverse effect on NCO.

     NCO is highly dependent upon the continued services and experience of its senior management team, including Michael J. Barrist, Chairman of the Board, President and Chief Executive Officer. NCO depends on the services of Mr. Barrist and the other members of NCO's senior management team to, among other things:

         o successfully integrate the operations of NCO with acquired companies;

         o continue NCO's acquisition and growth strategies; and

         o maintain and develop NCO's client relationships.

     NCO is dependent on its employees and a higher turnover rate would materially adversely affect NCO.

     The accounts receivable management industry is very dependent upon employees and experiences high turnover rate. Many of NCO's employees receive modest hourly wages and a portion of these employees are employed on a part-time basis. A higher turnover rate among NCO's employees would increase NCO's recruiting and training costs and could materially adversely impact the quality of services NCO provides to its clients. If NCO were unable to recruit and retain a sufficient number of employees, it would be forced to limit its growth or possibly curtail its operations. Growth in NCO's business will require it to recruit and train qualified personnel at an accelerated rate from time to time. NCO cannot assure you that it will be able to continue to hire, train and retain a sufficient number of qualified employees. Additionally, an increase in hourly wages, costs of employee benefits or employment taxes also could materially adversely affect NCO.

     "Anti-takeover" provisions may make it more difficult for a third party to acquire control of NCO, even if the change in control would be beneficial to shareholders.

     NCO is a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and NCO's charter and bylaws could make it more difficult for a third party to acquire control of NCO. These provisions could adversely affect the market price of NCO common stock and could reduce the amount that shareholders might receive if NCO is sold. For example, NCO's charter provides that NCO's board of directors may issue preferred stock without shareholder approval. In addition, NCO's bylaws provide for a classified board, with each board member serving a staggered three year term. Directors may be removed only for cause and only with the approval of the holders of at least 65% of NCO's common stock.

     If NCO fails to comply with government regulation of accounts receivable management and telemarketing industries, it could result in the suspension or termination of NCO's ability to conduct business which would have a materially adverse effect on NCO.

     The accounts receivable management and telemarketing industries are regulated under various United States federal and state, Canadian and United Kingdom laws and regulations. Many states, as well as Canada and the United Kingdom, require that NCO be licensed as a debt collection company. If NCO fails to comply with applicable laws and regulations, it could result in the suspension or termination of NCO's ability to conduct accounts receivable management or telemarketing services which would have a materially adverse effect on NCO. In addition, new federal, state or foreign laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit the activities of NCO in the future or significantly increase the cost of regulatory compliance. If NCO expands its international operations, it may become subject to additional government controls and regulations in other countries, which may be stricter or more burdensome than those in the United States.

     Several of the industries served by NCO are also subject to varying degrees of government regulation. Although NCO's clients are generally responsible for complying with these regulations, NCO could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with these regulations.

Item 2. Properties.

The Company currently leases 62 call centers throughout North America, two call centers in the United Kingdom and one call center in Puerto Rico. The leases of these facilities expire between 1999 and 2010, and most contain renewal options. In addition, the Company leases 14 sales offices located throughout North America.

     The Company believes that its facilities are adequate for its current operations, but additional facilities may be required to support growth. The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms. In addition, the Company intends to close or consolidate certain offices acquired in the FCA International Ltd., MedSource, Inc. and Medaphis Services Corporation acquisitions.

Item 3. Legal Proceedings.

     The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management believes that none of these legal proceedings will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 4.1 Executive Officers of the Registrant who are not Directors.

                      Name                               Age                       Position
--------------------------------------------------     --------     ----------------------------------------
Steven L. Winokur......................                  39         Executive Vice President, Finance;
                                                                    Chief Financial Officer; and Treasurer

Joseph C. McGowan......................                  46         Executive Vice President and
                                                                    Divisional CEO, Accounts Receivable
                                                                    Management Services

Stephen W. Elliott.....................                  37         Executive Vice President, Information
                                                                    Technology and Chief Information Officer

Patrick M. Baldasare...................                  43         Executive Vice President and
                                                                    Divisional CEO, Marketing Strategy

Robert Di Sante........................                  47         Executive Vice President and
                                                                    Divisional CEO, International
                                                                    Operations

Joshua Gindin, Esq.....................                  42         Executive Vice President and  General
                                                                    Counsel

Paul E. Weitzel Jr.....................                  40         Executive Vice President, Corporate
                                                                    Development




     Steven L. Winokur, Executive Vice President, Finance; Chief Financial Officer; and Treasurer, joined the Company in December 1995. Prior to that, Mr. Winokur acted as a part-time consultant to the Company since 1986. From February 1992 to December 1995, Mr. Winokur was the principal of Winokur & Associates, a certified public accounting firm. From March 1981 to February 1992, Mr. Winokur was with Gross & Company, a certified public accounting firm, where he most recently served as Administrative Partner. Mr. Winokur is a certified public accountant.

     Joseph C. McGowan, Executive Vice President and Divisional CEO, Accounts Receivable Management Services, joined the Company in 1990. Prior to joining the Company, Mr. McGowan was Assistant Manager of the Collections Department at Philadelphia Gas Works, a public utility, since 1975.

     Stephen W. Elliott, Executive Vice President, Information Technology and Chief Information Officer, joined the Company in 1996 after having provided consulting services to the Company for the year prior to his arrival. Prior to joining the Company, Mr. Elliott was employed by Electronic Data Systems, a computer services company for almost 10 years, most recently as Senior Account Manager.

     Patrick M. Baldasare, Executive Vice President and Divisional CEO, Marketing Strategy, joined the Company through the acquisition of The Response Center in February 1998. Prior to joining the Company, Mr. Baldasare was Chief Executive Oficer and President of The Response Center since it was founded in 1987. From 1983 to 1987, Mr. Baldasare was President of Valley Forge Information Service, the market research division of Burlington Industries.


     Robert Di Sante, Executive Vice President and Divisional CEO, International Operations, joined the Company through the acquisition of FCA International Ltd. in May 1998. Prior to joining the Company, Mr. Di Sante was Executive Vice President, Finance and Corporate Services of FCA International Ltd. Mr. Di Sante is a chartered accountant.

     Joshua Gindin, Esq., Executive Vice President and General Counsel, joined the Company in May 1998. Prior to joining the Company, Mr. Gindin was a partner in the law firm of Kessler & Gindin which served as legal counsel to the Company since 1986.

     Paul E. Weitzel, Jr., Executive Vice President, Corporate Development, joined the Company through the acquisition of MedSource, Inc. in July 1998. Prior to joining the Company, Mr. Weitzel was Chairman and Chief Executive Officer of MedSource, Inc. since 1997. Prior to joining MedSource, Inc., Mr. Weitzel was with MedQuist, Inc. for four years, most recently as President and Chief Executive Officer. Mr. Weitzel is a certified public accountant.


                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder
        Matters.

     Following the Company's initial public offering of common stock on November 6, 1996, the Company's common stock has been listed on the Nasdaq National Market under the symbol "NCOG." The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices for the common stock, as reported by Nasdaq, adjusted to reflect a three-for-two stock split paid in December 1997.

                                                         High              Low
           1996
                    Fourth Quarter (from November 6)    $12.96           $11.00

           1997
                    First Quarter                        18.92            11.17
                    Second Quarter                       22.50            12.17
                    Third Quarter                        26.50            20.58
                    Fourth Quarter                       28.33            21.00

           1998
                    First Quarter                        29.25            21.87
                    Second Quarter                       28.00            20.50
                    Third Quarter                        28.50            17.63
                    Fourth Quarter                       45.00            23.50

     As of March 29, 1999, the Company's common stock was held by approximately 78 holders of record. Based on information obtained from the Company's transfer agent, the Company believes that the number of beneficial owners of its common stock is in excess of 2,945.

     Dividend Policy

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

     Sales of Unregistered Securities during 1998

     Set forth below is information concerning certain issuances of common stock during 1998 which were not registered under the Securities Act and which have not been previously reported.

     From January to December 1998, the Company granted options to certain executive officers and key employees under the 1996 Stock Option Plan on the dates and at the exercise prices set forth below. Generally, options will become exercisable in equal one-third installments beginning on the first anniversary of the date of grant. All of the options were issued in connection with such employee's employment with the Company and no cash or other consideration was received by the Company in exchange for such options. The options were issued in reliance upon the exemption from the registration requirements provided by
Section 4(2) of the Securities Act.

     Date Issued          Options Granted          Exercise Price
     -----------          ---------------          --------------
     January 1998               52,500               $24.38
     February 1998              25,000               $29.19
     June 1998                  26,500               $21.49
     July 1998                  20,000               $21.57
     August 1998               262,750               $21.00
     October 1998               82,900               $26.70
     November 1998              58,000               $36.88
     December 1998             242,350               $33.81

     In June 1998, the Company issued options in accordance with the 1996 Non-Employee Director Stock Option Plan to purchase 3,000 shares of common stock to each of Eric S. Siegel and Alan F. Wise. These options were granted at an exercise price of $21.63 per share. The options were issued in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act.

     In February 1999, the Company issued 63,755 shares of common stock upon the conversion of a $900,000 convertible note issued as part of the consideration in the acquisition of Goodyear & Associates, Inc. The shares were issued in reliance upon the exemption from the registration requirements provided by
Section 3(a)(a) of the Securities Act.

Item 6. Selected Financial Data.


                             SELECTED FINANCIAL DATA
                  (Amounts in thousands, except per share data)

                                                                     For the years ended December 31,
                                                ---------------------------------------------------------------------------
                                                   1994             1995            1996           1997            1998
                                                ------------    ------------    -----------    ------------    ------------
Statement of Income Data:
Revenue                                           $8,578          $12,733        $30,760         $85,284        $178,976
Operating costs and expenses:
     Payroll and related expenses                  4,558            6,797         14,651          42,502          92,201
     Selling, general and administrative
        expenses                                   2,674            4,042         10,032          27,947          52,206
     Depreciation and amortization
        expense                                      215              348          1,254           3,369           7,856
                                                ---------       ----------      ---------      ----------      ----------
Income from operations                             1,131            1,546          4,823          11,466          26,713
Other income (expense)                               (45)            (180)          (576)            388          (1,341)
                                                ---------       ----------      ---------      ----------      ----------
Income before provision for income taxes           1,086            1,366          4,247          11,854          25,372
Income tax expense (1)                                --               --            613           4,780          10,656
                                                ---------       ----------      ---------      ----------      ----------
Net income                                        $1,086          $ 1,366        $ 3,634         $ 7,074        $ 14,716
                                                =========       ==========      =========      ==========      ==========

Pro forma income tax expense (1)                     434              546          1,093
                                                ---------       ----------      ---------
Pro forma net income (1)                          $  652          $   820        $ 2,541
                                                =========       ==========      =========

Net income per share:
     Basic                                                        $  0.19        $  0.48         $  0.59        $   0.92
                                                                ==========      =========      ==========      ==========
     Diluted                                                      $  0.19        $  0.48         $  0.57        $   0.89
                                                                ==========      =========      ==========      ==========

Pro forma net income per share:
     Basic (1)                                                    $  0.12        $  0.34
                                                                ==========      =========
     Diluted (1)                                                  $  0.12        $  0.34
                                                                ==========      =========

Weighted average shares outstanding:
     Basic                                                          7,093(2)       7,630(2)       11,941          15,939
                                                                ============    =========      ==========      ==========
     Diluted                                                        7,093(2)       7,658(2)       12,560          16,513
                                                                ============    =========      ==========      ==========


                                                                                   December 31,
                                                ---------------------------------------------------------------------------
                                                   1994            1995            1996           1997            1998
                                                ------------    ------------    -----------    ------------    ------------
Balance Sheet Data:
Cash and cash equivalents                         $  526           $  805        $12,059        $ 29,539        $ 21,108
Working capital                                      473              812         13,629          36,412          29,710
Total assets                                       3,359            6,644         35,826         101,636         379,912
Long-term obligations, net of
     current portion                                 732            2,593          1,478           1,685         130,843
Shareholders' equity                               1,423            2,051         30,648          89,334         195,518


(1) The Company was taxed as an S corporation prior to September 3, 1996. Accordingly, income tax expense and net income have been provided on a pro forma basis as if the Company had been subject to income taxes in all periods presented.

(2) Assumes that the Company issued 374,637 shares of common stock at $8.67 per share to fund the distribution of undistributed S corporation earnings of $3.2 million through September 3, 1996, the termination date of the Company's S corporation status, to existing shareholders of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

     The following table sets forth historical income statement data as a percentage of revenue:

                                                            Years Ended December 31,
                                          -----------------------------------------------------
                                           1994       1995      1996         1997        1998
                                          ------    -------   --------     -------    ---------
Revenue                                   100.0%     100.0%    100.0%       100.0%      100.0%

Operating costs and expenses:
  Payroll and related expenses             53.1       53.4      47.6         49.8        51.5
  Selling, general and administrative
   expenses                                31.2       31.7      32.6         32.8        29.2
  Depreciation and
   amortization expense                     2.5        2.7       4.1          4.0         4.4
                                          -----      -----     -----        -----       -----
     Total operating costs and expenses    86.8        87.8      84.3         86.6        85.1
                                          -----      -----     -----        -----       -----
Income from operations                     13.2       12.2      15.7         13.4        14.9

Other income (expense)                     (0.5)      (1.4)     (1.9)         0.5        (0.7)
                                          -----      -----     -----        -----       -----

Income before provision for income taxes   12.7       10.8      13.8         13.9        14.2

Income tax expense(1)                       5.1        4.3       5.5          5.6         6.0
                                          -----      -----     -----        -----       -----

Net income                                  7.6%       6.5%      8.3%         8.3%        8.2%
                                          =====      =====     =====        =====       =====

(1) The Company was taxed as an S Corporation prior to September 3, 1996. Accordingly, income tax expense and net income have been provided on a pro forma basis as if the Company had been subject to income taxes in all periods presented.

Year ended December 31, 1998 Compared to Year ended December 31, 1997

     Revenue. Revenue increased $93.7 million or 109.9% to $179.0 million for 1998 from $85.3 million in 1997. Of this increase in revenue, $8.5 million was attributable to the acquisition of Medaphis Services Corporation ("MSC") completed in November 1998, $12.3 million was attributable to the acquisition of MedSource, Inc. ("MedSource") completed in July 1998, $35.3 million was attributable to the acquisition of FCA International Ltd. ("FCA") completed in May 1998, $8.9 million was attributable to the acquisitions of American Financial Enterprises, Inc. Collections Division ("AFECD") and The Response Center ("TRC") completed in the first quarter of 1998, and $4.3 million was attributable to the acquisitions of ADVANTAGE Financial Services, Inc. ("AFS") and Credit Acceptance Corp. ("CAC") completed in the fourth quarter of 1997. The addition of new clients and growth in business from existing clients represented $24.4 million of the increase in revenue.

     Payroll and related expenses. Payroll and related expenses increased $49.7 million to $92.2 million for 1998 from $42.5 million in 1997, and increased as a percentage of revenue to 51.5% from 49.8%. Payroll and related expenses increased as a percentage of revenue primarily as a result of FCA and the market research division having higher payroll cost structures than that of the remainder of the Company. These higher costs were partially offset by lower payroll costs related to the MedSource acquisition completed in July 1998 and by spreading the cost of management and administrative personnel over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $24.3 million to $52.2 million for 1998 from $27.9 million in 1997. Selling, general and administrative expenses decreased as a percentage of revenue to 29.2% from 32.8%. This decrease resulted from the Company realizing operating efficiencies and by spreading selling, general and administrative expenses over a larger revenue base. In addition, a portion of this decrease can be attributed to the increase in the size of the Marketing Strategy Division since it has a lower selling, general and administrative cost structure than the remainder of the Company.

     Depreciation and amortization. Depreciation and amortization increased to $7.9 million for 1998 from $3.4 million in 1997. Of this increase, $335,000 was attributable to the MSC acquisition, $849,000 was attributable to the MedSource acquisition, $1.3 million was attributable to the FCA acquisition, $653,000 was attributable to the acquisitions of AFECD and TRC completed in the first quarter of 1998 acquisitions and $367,000 was attributable to the acquisitions of AFS and CAC completed in the fourth quarter of 1997. The remaining $1.0 million consisted of depreciation resulting from normal capital expenditures incurred in the ordinary course of business.

     Other income (expense). Interest and investment income increased $102,000 to $1.1 million for 1998 from the comparable period in 1997. This increase was primarily attributable to an increase in operating funds and funds held in trust for clients. Interest expense increased to $2.5 million for 1998 from $591,000 in 1997. The increase was attributable to the Company financing the May 1998 acquisition of FCA with $74.0 million of borrowings under its revolving credit facility. In June 1998, the $74.0 million from the revolving credit facility was repaid with a portion of the proceeds from the Company's public offering completed in June 1998 (the "1998 Offering"). In addition, the Company financed $25.5 million of the MedSource acquisition with borrowings under the revolving credit facility. The Company also financed the November 1998 acquisition of Medaphis Services Corporation with $107.5 million of borrowings under its revolving credit facility.

     Income tax expense. Income tax expense for 1998 increased to $10.7 million, or 42.0% of income before taxes, from $4.8 million, or 40.3% of income before taxes, for 1997. Income taxes were computed after giving effect to non-deductible goodwill expenses resulting from certain of the acquired companies. The increase in the effective tax rate resulted from the full-year impact of the non-deductible goodwill related to certain acquisitions completed during 1997 and the impact of the non-deductible goodwill related to certain acquisitions completed during 1998.

     Net income. Net income in 1998 increased to $14.7 million from net income of $7.1 million in 1997, a 108.0% increase.

Year ended December 31, 1997 Compared to Year ended December 31, 1996

     Revenue. Revenue increased $54.5 million or 177.3% to $85.3 million for 1997 from $30.8 million in 1996. Of this increase in revenue, $8.7 million was attributable to the acquisition of Management Adjustment Bureau, Inc. ("MAB") completed in September 1996, and $37.1 million was attributable to the acquisitions of Goodyear & Associates, Inc. ("Goodyear"), Tele-Research Center, Inc. ("Tele-Research"), CMS A/R Services ("CMS A/R"), Collections Division of CRW Financial, Inc. ("CRWCD"), AFS, and CAC completed during 1997 (collectively the "1997 Acquisitions"). The addition of new clients and growth in business from existing clients represented $8.7 million of the increase in revenue.

     Payroll and related expenses. Payroll and related expenses increased $27.9 million to $42.5 million for 1997 from $14.7 million in 1996, and increased as a percentage of revenue to 49.8% from 47.6%. Payroll and related expenses increased as a percentage of revenue primarily as a result of the businesses acquired in the MAB acquisition and the acquisitions which closed in the first quarter of 1997 having higher cost structures than that of the Company. This increase was partially offset by spreading the cost of management and administrative personnel over a larger revenue base. In addition, in the fourth quarter of 1997 there was $339,000 of additional payroll expense attributable to the start up of a contract with the United States Department of Education (the "DOE Contract") which required the Company to hire and train a certain number of collection personnel prior to realizing any revenue under the contract.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $17.9 million to $27.9 million for 1997 from $10.0 million in 1996. Selling, general and administrative expenses increased slightly as a percentage of revenue to 32.8% from 32.6% due to start up costs attributable to the DOE Contract of $274,000. Also, the business acquired in the 1997 Acquisitions had a higher cost structure than that of the Company and the Company has continued to experience increased costs as a result of changes in business mix which require the increased use of national databases and credit reporting services. The increases were offset by realizing operating efficiencies and by spreading selling, general and administrative expenses over a larger revenue base.

     Depreciation and amortization. Depreciation and amortization increased to $3.4 million for 1997 from $1.3 million in 1996. Of this increase, $1.8 million was a result of the MAB acquisition and the 1997 Acquisitions. The remaining $260,000 consisted of amortization of deferred financing charges and depreciation resulting from capital expenditures incurred in the normal course of business.

     Other income (expense). Interest and investment income increased $778,000 to $1.0 million for 1997 from the comparable period in 1996. This increase was primarily attributable to the investment of funds remaining from the Company's public offering completed in July 1997 (the "1997 Offering"), as well as an increase in operating funds and funds held in trust for clients. Interest expense decreased to $591,000 for 1997 from $818,000 in 1996. Although the Company's revolving credit facility had been repaid with a portion of the net proceeds from the Company's initial public offering completed in November 1996 (the "IPO"), the Company borrowed $8.4 million on its revolving credit facility to partially finance the 1997 Acquisitions which closed in the first quarter of 1997, and issued a $900,000 convertible note payable in connection with the Goodyear acquisition in January 1997. The revolving credit facility was repaid with a portion of the proceeds from the 1997 Offering. In addition, the $1.0 million convertible note payable issued in connection with the MAB acquisition in September 1996 was converted to common stock in connection with the 1997 Offering. As a result of the disposal of certain fixed assets in the move of the Company's corporate headquarters in July 1997, the Company incurred a loss on the disposal of fixed assets in the amount of $41,000.

     Income tax expense. Income tax expense for 1997 was $4.8 million or 40.3% of income before taxes and was computed after giving effect to non-deductible goodwill expenses resulting from certain of the acquired companies. In 1996, the Company was an S Corporation until September 3, 1996 and, accordingly, there was no income tax expense until that time. The income tax expense of $1.7 million for 1996 (assuming the Company was taxed as a C Corporation for the entire year) was computed utilizing an assumed rate of 40.0% after giving effect to non-deductible goodwill.

     Net income. Net income in 1997 increased to $7.1 million from net income of $2.5 million in 1996 (assuming the Company was taxed as a C Corporation for the entire year), a 178.4% increase.

     Quarterly Results (Unaudited)

     The following table sets forth selected historical financial data for the calendar quarters of 1997 and 1998. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements incorporated by reference herein and, in Management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                Quarters Ended
                                    -----------------------------------------------------------------------------------------------
                                                        1997                                              1998
                                    ------------------------------------------------- ---------------------------------------------
                                       Mar.       June         Sept.       Dec.         Mar.        June         Sept.       Dec.
                                       31          30           30          31           31          30           30          31
                                    --------    --------    ---------   --------     ---------   ---------    ---------   ---------
                                                                        (Dollars in thousands)
Revenue                             $18,077     $21,162      $21,739     $24,306      $27,609     $38,990      $51,420     $60,957
Income from
  operations                          2,383       3,039        3,112       2,932        3,742       6,046        7,873       9,052
Net income                            1,307       1,717        2,082       1,968        2,316       3,274        4,324       4,802

As a percentage of revenue:
Income from
  operations                           13.2%       14.4%        14.3%       12.1%        13.6%       15.5%        15.3%       14.8%
Net income                              7.2%        8.1%         9.6%        8.1%         8.4%        8.4%         8.4%        7.9%


     The Company has experienced and expects to continue to experience quarterly variations in operating results as a result of many factors, including the costs and timing of completion and integration of acquisitions, the timing of clients' accounts receivable management programs, the commencement of new contracts, the termination of existing contracts, costs to support growth by acquisition or otherwise, and integration of acquisitions, the effect of the change of business mix on margins and the timing of additional selling, general and administrative expenses to support new business. Additionally, the Company's planned operating expenditures are based on revenue forecasts, and if revenues are below expectations in any given quarter, operating results would likely be materially adversely affected. While the effects of seasonality on the Company's business historically have been obscured by its rapid growth, the Company's business tends to be slower in the third and fourth quarters of the year due to the summer and holiday seasons.

     Liquidity and Capital Resources

     In July 1997, the Company completed a public offering (the "1997 Offering"), selling 2,166,000 shares of common stock and received net proceeds of approximately $40.4 million.

     In June 1998, the Company completed a public offering (the "1998 Offering"), selling 4,000,000 shares of common stock and received net proceeds of approximately $81.7 million.

     In July 1998, the Company sold 469,366 shares of common stock in connection with the underwriters' exercise of the over-allotment option granted in accordance with the 1998 Offering. The Company received net proceeds of approximately $9.6 million.

     Since 1996, the Company's primary sources of cash have been public offerings, cash flows from operations and bank borrowings. Cash has been used for acquisitions, purchases of equipment and working capital to support the Company's growth.

     Cash provided by operating activities was $19.5 million in 1998 and $6.7 million in 1997. The increase in cash provided by operations was primarily due to the increase in net income to $14.7 million in 1998 compared to $7.1 million in 1997, and the increase in non-cash charges, primarily depreciation and amortization, to $7.9 million in 1998 compared to $3.4 million in 1996. In addition, the increase was also attributable to a $2.8 million decrease in other current assets in 1998 compared to a $1.5 million increase in 1997. These increases were partially offset by a $6.5 million increase in accounts receivable in 1998 compared to a $4.0 million increase in 1997.

     Cash provided by operating activities was $6.7 million in 1997 and $2.8 million in 1996. The increase in cash provided by operations was primarily due to the increase in net income to $7.0 million in 1997 compared to $3.6 million in 1996, and the increase in non-cash charges, primarily depreciation and amortization, to $3.4 million in 1997 compared to $1.3 million in 1996. These increases were offset by a $3.9 million increase in accounts receivable in 1997 compared to a $1.8 million increase in 1996. Approximately $1.0 million of accounts payable and accrued expenses in acquired companies were reduced in order to bring the balances in line with NCO's payment policies.

     Cash used in investing activities was $231.8 million in 1998 compared to $29.2 million for 1997. The increase was primarily due to the acquisitions of FCA International Ltd., MedSource, Inc., and Medaphis Services Corporation. The Company financed these acquisitions with the proceeds of the 1998 Offering and borrowings under the Company's revolving credit agreement.

     Cash used in investing activities was $29.2 million in 1997 compared to $13.3 million for 1996. The increase was primarily due to the 1997 Acquisitions compared with the acquisitions of TCD and MAB in 1996. The Company financed the 1997 Acquisitions with the proceeds of the 1997 Offering and the IPO, borrowings under the Company's revolving credit agreement, seller financing and working capital. The 1997 Acquisitions collectively resulted in goodwill of $37.0 million.

     In addition to equipment financed under operating leases, capital expenditures were $9.0 million, $3.4 million, and $976,000 in 1998, 1997 and 1996, respectively.

     Cash provided by financing activities was $203.9 million in 1998 compared to $40.0 million in 1997. Net proceeds of $91.3 million from the 1998 Offering and net borrowings of $136.0 million were the Company's primary sources of cash from financing activities which were used for acquisitions.

     Cash provided by financing activities was $40.0 million in 1997 compared to $21.8 million in 1996. Net proceeds of $40.4 million from the 1997 Offering was the Company's primary source of cash from financing activities which was used for acquisitions and to repay outstanding indebtedness.

     In November 1998, the Company's credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders, was amended, among other things, to increase the Company's revolving credit facility to provide for borrowings up to $200.0 million consisting of a term loan of $125.0 million and a revolving credit facility of up to $75.0 million. Borrowings bear interest at a rate equal to, at the option of the Company , Mellon Bank's prime rate (7.75% at March 29, 1999) or LIBOR plus a margin from 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 4.90% at March 29, 1999). Borrowings are collateralized by substantially all the assets of the Company and are payable upon the expiration of the five year term, except that certain quarterly payments on the term loan are payable beginning on September 30, 1999. The credit agreement contains certain financial covenants such as maintaining minimum working capital and net worth requirements and includes restrictions on, among other things, acquisitions, capital expenditures and distributions to shareholders.

     On November 2, 1998, the Company signed a definitive agreement to acquire all of the outstanding shares of JDR Holdings, Inc. for approximately 3.4 million shares of NCO common stock. The acquisition is being valued at approximately $103.1 million. The transaction, which is expected to be accounted for as a pooling of interests and a tax-free reorganization, is expected to close on March 31, 1999.

     The Company believes that funds generated from operations, together with existing cash and available borrowings under its credit agreement will be sufficient to finance its current operations, planned capital expenditure requirements and internal growth at least through the next twelve months. In addition, the Company believes that funds generated from operations will be sufficient to fund the future scheduled repayment of the existing borrowings under the Company's revolving credit facility. However, the Company could require additional debt or equity financing if it were to make any other significant acquisitions for cash.

     Market Risk

     The Company is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in corporate tax rates. The Company employs risk management strategies that may include the use of derivatives such as interest rate swap agreements, interest rate ceilings and floors, and foreign currency forwards and options to manage these exposures. The Company does not hold derivatives for trading purposes.

     Goodwill

     The Company's balance sheet includes amounts designated as "goodwill." Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. GAAP requires that this and all other intangible assets be amortized over the period benefited. Management has determined that period to range from 15 to 40 years based on the attributes of each acquisition.

     As of December 31, 1998, the Company's balance sheet included goodwill that represented approximately 72.2% of total assets and 140.3% of shareholders' equity.

     If management has incorrectly overstated the permissible length of the amortization period for goodwill, earnings reported in periods immediately following the acquisition would be overstated. In later years, NCO would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the business. Earnings in later years also could be significantly affected if management determined then that the remaining balance of goodwill was impaired.

     Management concluded that the anticipated future cash flows associated with intangible assets recognized in the acquisitions will continue indefinitely, and there is no persuasive evidence that any material portion will dissipate over a period shorter than the respective amortization period.

     Year 2000 System Modifications

     NCO has implemented a program to evaluate and address the impact of the year 2000 on its information technology systems in order to insure that its network and software will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. This program includes steps to: (a) identify software that require date code remediation; (b) establish timelines for availability of corrective software releases; (c) implement the fix to a test environment and test the remediated product; (d) integrate the updated software to NCO's production environment; (e) communicate and work with clients to implement year 2000 compliant data exchange formats; and (f) provide management with assurance of a seamless transition to the year 2000. The identification phase has been completed and the final software updates have been received. The testing and acceptance procedures are currently being finalized and the Company expects to complete this portion of the program by the end of the second quarter of 1999. The Company will continue to coordinate the year 2000 compliance effort throughout the balance of 1999 to synchronize data exchange formats with clients.

     NCO has also implemented a program to evaluate and address the impact of year 2000 on its non-information technology systems, which include the Company's telecommunications systems, business machines, and building and premises systems. This program includes steps to: (a) review existing systems to identify potential issues; (b) review these issues with major external suppliers; and (c) develop a contingency plan. The Company is currently in the process of identifying the issues and reviewing them with its external suppliers. The Company expects to complete the development of a contingency plan by the end of the second quarter of 1999.

     As of December 31, 1998, the Company has incurred total pre-tax expense of approximately $224,000 in connection with the year 2000 compliance program. This amount does not include expenses incurred by companies prior to their acquisition by the Company. For the years 1999 and 2000, the Company expects to incur total pre-tax expenses of approximately $1,185,000 and $180,000, per year, respectively. These costs are associated with both internal and external staffing resources for the necessary planning, coordination, remediation, testing and other expenses to prepare its systems for the year 2000. However, a portion of these expenses will not be incremental, but rather represent a redeployment of existing information technology resources. The Company's software has been provided by third-party vendors and the third-party vendors are incorporating the necessary modifications as part of their normal system maintenance. The majority of the costs will be incurred through the modification and testing of electronic data interchange formats with the Company's clients and the testing of modifications performed by its third-party vendors. The cost of planning and initial remediation incurred to date has not been significant.

     The Company does not expect the impact of the year 2000 to have a material adverse impact on the Company's business or results of operations. As part of its due diligence process, the Company reviewed the impact of year 2000 on all completed and pending acquisitions. No assurance can be given, however, that unanticipated or undiscovered year 2000 compliance problems will not have a material adverse effect on the Company's business or results of operations. In addition, if the Company's clients or significant suppliers and contractors do not successfully achieve year 2000 compliance, the Company's business and results of operations could be adversely affected, resulting from, among other things, the Company's inability to properly exchange and/or receive data with its clients.

     Recent Accounting Pronouncements:

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

     Forward Looking Statements

     Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Annual Report on Form 10-K, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's objective to grow through strategic acquisitions and internal growth, the impact of acquisitions on the Company's earnings, the Company's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Company's future operating performance, Year 2000 Compliance, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, risks relating to Year 2000 compliance and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Registration Statement on Form S-4, filed on March 1, 1999, as amended, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements. See Item 1. - "Business
- Investment Considerations."

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

     Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this Report on Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K, except information concerning certain executive officers of the Company which is set forth in Section 4.1 of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference from the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K.

        (a). Documents filed as part of this report:

     1. List of Consolidated Financial Statements. The following consolidated financial statements and the accompanying notes of NCO Group, Inc., have been included in this Report on Form 10-K beginning on page F-1:

     Report of Independent Accountants
     Consolidated Balance Sheets as of December 31, 1997 and 1998
     Consolidated Statements of Income for each of the three years in the period ended December 31, 1998
     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998
     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998
     Notes to Consolidated Financial Statements

2. List of Financial Statement Schedules. The following financial statement schedule of NCO Group, Inc. has been included in this Report on Form 10-K beginning on page S-1:

     II - Valuation and Qualifying Accounts

     All other financial statement schedules are omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or notes thereto contained herein.

     3. List of Exhibits filed in accordance with Item 601 of Regulation S-K. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K. Management contracts and compensatory plans, contracts and arrangements are indicated by "*":

    Exhibit No.                                                Description
--------------------     ----------------------------------------------------------------------------------------

              2.1(4)     Asset Acquisition Agreement by and among The Response Center Division of TeleSpectrum
                         Worldwide, Inc., and NCO dated January 16, 1998. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.
              2.2(6)     Agreement dated March 24, 1998 among the Company, FCA International Ltd. and
                         Fairfax concerning the FCA Tender Offer. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.
              2.3(8)     Stock Purchase Agreement dated May 4, 1998 among the Company, MedSource, Whitney
                         Subordinated Debt fund, L.P., Whitney Equity Partners, L.P., C.B. Hellman, Jr.,
                         Mark Gorman, John O'Hara and HealthCare Business Management, Ltd. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.
             2.4(10)     Amended and Restated Stock Purchase Agreement by and between NCO and Medaphis Services
                         Corporation dated as of October 15, 1998 as amended and restated on November 30, 1998. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.
             2.5(11)     Agreement and Plan of Reorganization dated November 2, 1998 among  JDR Holdings, Inc., NCO Group,
                         Inc. and JDR Acquisition Inc. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.
             2.6(11)     Agreement and Plan of Merger dated November 2, 1998, among JDR Holdings, Inc., NCO Group, Inc.
                         and JDR Acquisition Inc.
             3.1(1)      The Company's amended and restated Articles of Incorporation.
             3.2(7)      Amendment to Amended and Restated Articles of Incorporation.
             3.3(1)      The Company's amended and restated Bylaws.
             4.1(1)      Specimen of Common Stock Certificate.
           *10.1(1)      Employment Agreement, dated September 1, 1996, between the Company and Bernard R.
                         Miller.
           *10.2         Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Bernard R. Miller.
           *10.3(1)      Employment Agreement, dated September 1, 1996, between the Company and Michael J.
                         Barrist.

    Exhibit No.                                                Description
--------------------     ----------------------------------------------------------------------------------------

           *10.4         Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Michael J. Barrist.
           *10.5(1)      Employment Agreement, dated September 1, 1996, between the Company and Charles C.
                         Piola, Jr.
           *10.6         Addendum, dated May 1, 1998, to the Employment Agreement, dated September 1, 1996, between the Company and Charles C. Piola, Jr.
           *10.7(1)      Employment Agreement, dated September 1, 1996, between the Company and Joseph C.
                         McGowan.
           *10.8         Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Joseph C. McGowan.
           *10.9(1)      Employment Agreement, dated September 1, 1996, between the Company and Steven L.
                         Winokur.
           *10.10        Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Steven L. Winokur.
           *10.11(1)     Amended and Restated 1995 Stock Option Plan.
           *10.12(9)     1996 Stock Option Plan, as amended.
           *10.13(9)     1996 Non-Employee Director Stock Option Plan, as amended.
            10.14(1)     Distribution and Tax Indemnification Agreement
            10.15(1)     Irrevocable Proxy Agreement by and between Michael J. Barrist and Annette H. Barrist.
            10.16(2)     Non-negotiable Subordinated Convertible Promissory Note dated January 22, 1997, made by the Company in the principal amount of $900,000, as partial payment of the purchase price for the acquisition of Goodyear.
            10.17(3)     Non-Transferable Common Stock Purchase Warrant dated February 2, 1997 issued to CRW Financial, Inc.
            10.18(3)     Registration Rights Agreement dated February 2, 1997 between NCO and CRW Financial, Inc.
            10.19(6)     Lease dated March 18, 1997 between Indiana Avenue Associates, L.P. and the Company related to the lease of Fort Washington corporate headquarters.
            10.20(10)    Third Amended and Restated Credit Agreement dated as of November 30, 1998 by and among
                         NCO, its U.S. Subsidiaries, the Financial Institutions listed therein as Lenders and
                         Mellon Bank, N.A. as administrative agent. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.
            10.21(7)     Executive Salary Continuation Agreement.
            10.22        Transfer Agreement dated January 26, 1998 among NCO, CRW Financial, Inc.
                         and Swiss Bank Corporation.
            21.1(11)     Subsidiaries of the Registrant.
            23.1         Consent of PricewaterhouseCoopers LLP.
            27.1         Financial Data Schedules.

------------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-11745), as amended, filed with the Securities Exchange Commission on September 11, 1996.

(2) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities Exchange Commission on February 6, 1997.

(3) Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21639) filed with the Securities Exchange Commission on February 18, 1997.

(4) Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21639) filed with the Securities Exchange Commission on February 25, 1998.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-21639), as amended, filed with the Securities Exchange Commission on March 31, 1998.

(6) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities Exchange Commission on May 4, 1998.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 0-21639), filed with the Securities and Exchange Commission on May 4, 1998.

(8) Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-51787), as amended, filed with the Securities Exchange Commission on May 8, 1998.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-21639), filed with the Securities Exchange Commission on August 14, 1998.

(10) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities Exchange Commission on December 15, 1998.

(11) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-73087), as amended, filed with the Securities and Exchange Commission on February 26, 1999.

     (b). Reports on Form 8-K

          Date of Report    Item Reported
          --------------    -------------
          12/15/98          Item 2 - Medaphis Services Corporation acquisition,
                                     and
                            Item 5 - JDR Holdings, Inc. acquisition

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NCO GROUP, INC.

    Date:  March 31, 1999                    By: /s/ Michael J. Barrist
                                                 -------------------------------
                                             Michael J. Barrist, Chairman of the
                                             Board, President and Chief
                                             Executive Officer

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

                SIGNATURE                                    TITLE(S)                                DATE
                ---------                                    --------                                ----

/s/ Michael J. Barrist                           Chairman of the Board, President                    March 31, 1999
----------------------                           and Chief Executive Officer
Michael J. Barrist                               (principal executive officer)

/s/ Charles C. Piola                             Executive Vice President,                           March 31, 1999
----------------------                           Business Development and Director
Charles C. Piola


/s/ Steven L. Winokur                            Executive Vice President,                           March 31, 1999
----------------------                           Finance; Chief Financial Officer;
Steven L. Winokur                                and Treasurer (principal
                                                 financial and accounting officer)

/s/ Bernard R. Miller                            Executive Vice President,                           March 31, 1999
----------------------                           Corporate Development;
Bernard R. Miller                                Divisional CEO, Healthcare
                                                 Services; and Director

/s/ Eric S. Siegel                               Director                                            March 31, 1999
----------------------
Eric S. Siegel

/s/Allen F. Wise                                 Director                                            March 31, 1999
----------------------
Allen F. Wise

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

Financial Statements:

   Report of Independent Accountants............................................................................F-2

   Consolidated Balance Sheets as of December 31, 1997 and 1998 ................................................F-3

   Consolidated Statements of Income for each of the three years in the period ended December 31, 1998......................................................................F-4

   Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998......................................................................F-5

   Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998......................................................................F-6

   Notes to Consolidated Financial Statements...................................................................F-7

Financial Statement Schedules:

   For the years ended December 31, 1996, 1997 and 1998:
     II--Valuation and Qualifying Accounts......................................................................S-1

                        Report of Independent Accountants

To the Board of Directors and
  Shareholders of NCO Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of NCO Group, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 18, 1999

                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                   December 31,
                                                                            ------------------------
                                               ASSETS                          1997           1998
                                                                            ---------      ---------

Current assets:
     Cash and cash equivalents                                              $  29,539      $  21,108
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $451 and $3,374, respectively                   13,442         47,549
     Deferred taxes                                                              --            1,348
     Other current assets                                                       2,357          2,520
                                                                            ---------      ---------
          Total current assets                                                 45,338         72,525

Funds held in trust for clients

Property and equipment, net                                                     7,469         22,604

Other assets:
     Intangibles,  net of accumulated amortization                             46,403        278,844
     Deposits on acquisitions                                                   1,650           --
     Other assets                                                                 776          5,939
                                                                            ---------      ---------
           Total other assets                                                  48,829        284,783
                                                                            ---------      ---------
Total assets                                                                $ 101,636      $ 379,912
                                                                            =========      =========


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                        $     674      $   7,886
     Corporate taxes payable                                                      286          7,278
     Accounts payable                                                           1,913          6,730
     Accrued expenses                                                           3,209         12,614
     Accrued compensation and related expenses                                  2,844          8,307
                                                                            ---------      ---------
          Total current liabilities                                             8,926         42,815

Funds held in trust for clients

Long-term liabilities:
     Long term debt, net of current portion                                     1,685        130,843
     Deferred taxes                                                             1,691          6,379
     Other long-term liabilities                                                 --            4,357

Commitments and contingencies

Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized,
          no shares issued and outstanding
     Common stock,  no par value, 37,500 shares authorized,
         13,216 and 18,018 shares issued and outstanding, respectively         80,249        174,133
     Unexercised warrants                                                       1,122            875
     Foreign currency translation adjustment                                     --           (2,169)
     Retained earnings                                                          7,963         22,679
                                                                            ---------      ---------
           Total shareholders' equity                                          89,334        195,518
                                                                            ---------      ---------
Total liabilities and shareholders' equity                                  $ 101,636      $ 379,912
                                                                            =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)


                                                                                     For the Years Ended December 31,
                                                                                -----------------------------------------
                                                                                   1996            1997            1998
                                                                                ---------       ---------       ---------

Revenue                                                                         $  30,760       $  85,284       $ 178,976

Operating costs and expenses:
     Payroll and related expenses                                                  14,651          42,502          92,201
     Selling, general and administrative
       expenses                                                                    10,032          27,947          52,206
     Depreciation and amortization expense                                          1,254           3,369           7,856
                                                                                ---------       ---------       ---------
          Total operating costs and expenses                                       25,937          73,818         152,263
                                                                                ---------       ---------       ---------
Income from operations                                                              4,823          11,466          26,713

Other income (expense):
     Interest and investment income                                                   242           1,020           1,122
     Interest expense                                                                (818)           (591)         (2,463)
     Loss on disposal of fixed assets                                                --               (41)           --
                                                                                ---------       ---------       ---------
          Total other income (expense)                                               (576)            388          (1,341)
                                                                                ---------       ---------       ---------
Income before provision for income taxes                                            4,247          11,854          25,372

Income tax expense                                                                    613           4,780          10,656
                                                                                ---------       ---------       ---------

Net  income                                                                     $   3,634       $   7,074       $  14,716
                                                                                =========       =========       =========

                                                                                Pro Forma
                                                                                ---------
Historical income before provision for income taxes                             $   4,247
Pro forma income tax expense                                                        1,706
                                                                                ---------
Pro forma net income                                                            $   2,541
                                                                                =========

Net income per share:
     Basic                                                                      $    0.34       $    0.59       $    0.92
     Diluted                                                                    $    0.34       $    0.57       $    0.89

Weighted average shares outstanding:
     Basic                                                                          7,630          11,941          15,939
     Diluted                                                                        7,658          12,560          16,513

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 NCO GROUP, INC.
                 Consolidated Statements of Shareholders' Equity
              For the Years Ended December 31, 1996, 1997 and 1998
                             (Amounts in thousands)

                                                     Common Stock
                                               -----------------------                               Notes
                                               Number of                      Unexercised        Receivable
                                                Shares          Amount          Warrants         Shareholder
                                                ------          ------          --------         -----------
Balance, January 1, 1996                         6,320        $     538        $     177         $     (83)

Issuance of common stock                         3,750           28,825             --                --
Warrants issued                                   --               --                219              --
Note repayments                                   --               --               --                  83
Net income                                        --               --               --                --
Distributions to shareholders                     --               --               --                --
                                             ---------        ---------        ---------         ---------

Balance, December 31, 1996                      10,070           29,363              396              --

Issuance of common stock                         3,146           50,886             (149)             --
Warrants issued                                   --               --                875              --
Net income                                        --               --               --                --
                                             ---------        ---------        ---------         ---------

Balance, December 31, 1997                      13,216           80,249            1,122              --

Issuance of common stock                         4,802           93,884             (247)             --
Comprehensive income:
  Net income                                      --               --               --                --
  Other comprehensive income:
    Cumulative translation adjustment             --               --               --                --

      Total comprehensive income
                                             ---------        ---------        ---------         ---------

Balance, December 31, 1998                      18,018        $ 174,133        $     875         $    --
                                             =========        =========        =========         =========

                          [RESTUBBED FROM TABLE ABOVE]

                                              Accumulated
                                                 Other
                                             Comprehensive        Retained        Comprehensive
                                                Income            Earnings           Income             Total
                                                ------            --------           ------             -----
Balance, January 1, 1996                       $      41         $   1,379                          $    2,052

Issuance of common stock                            --                --                                28,825
Warrants issued                                     --                --                                   219
Note repayments                                     --                --                                    83
Net income                                          --               3,634                               3,634
Distributions to shareholders                        (41)           (4,124)                             (4,165)
                                               ---------         ---------                           ---------

Balance, December 31, 1996                          --                 889                              30,648

Issuance of common stock                            --                --                                50,737
Warrants issued                                     --                --                                   875
Net income                                          --               7,074                               7,074
                                               ---------         ---------                           ---------

Balance, December 31, 1997                          --               7,963                              89,334

Issuance of common stock                            --                --                                93,637
Comprehensive income:
  Net income                                        --              14,716         $  14,716            14,716
  Other comprehensive income:
    Cumulative translation adjustment             (2,169)             --              (2,169)           (2,169)
                                                                                   ---------
      Total comprehensive income                                                   $  12,547
                                               ---------         ---------         =========         ---------

Balance, December 31, 1998                     $  (2,169)        $  22,679                           $ 195,518
                                               =========         =========                           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)


                                                                              For the Years Ended December 31,
                                                                     ---------------------------------------------
                                                                        1996              1997              1998
                                                                     ---------         ---------         ---------
Cash flows from operating activities:
  Net income                                                         $   3,634         $   7,074         $  14,716
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                         466             1,312             2,579
      Amortization of intangibles                                          788             2,057             5,277
      Loss on disposal of fixed assets                                    --                  41              --
      Gain on sale of securities                                           (70)             --                --
      Provision for doubtful accounts                                       56               286               830
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable, trade                                      (1,825)           (3,978)           (6,456)
        Other current assets                                              (313)           (1,530)            2,790
        Deferred taxes                                                    (155)            1,762             3,323
        Other assets                                                       (10)              (14)           (3,246)
        Accounts payable                                                   423            (1,356)               94
        Corporate taxes payable                                            217                68              (366)
        Accrued expenses                                                (1,017)              621               886
        Accrued compensation and related costs                             599               405              (901)
                                                                     ---------         ---------         ---------
             Net cash provided by operating activities                   2,793             6,748            19,526

Cash flows from investing activities:
  Repayment of notes receivable                                            156              --                --
  Purchase of property and equipment                                      (976)           (3,368)           (8,951)
  Purchase of securities                                                   (78)             --                --
  Proceeds from sale of securities                                         407              --                --
  Net cash paid for acquisitions                                       (12,857)          (25,850)         (222,843)
                                                                     ---------         ---------         ---------
             Net cash used in investing activities                     (13,348)          (29,218)         (231,794)

Cash flows from financing activities:
  Repayment of notes payable                                              (303)             (466)             (809)
  Repayment of acquired notes payable                                     --                --             (21,919)
  Borrowings under revolving credit agreement                           12,550             8,350            94,510
  Repayment of borrowings under revolving credit agreement             (15,000)           (8,350)          (83,500)
  Borrowings under term loan                                                --                --           125,000
  Payment of fees to acquire new debt                                     (222)              (12)           (3,015)
  Issuance of common stock, net                                         28,825            40,428            93,637
  Decrease in notes receivable, shareholders                                83              --                --
  Distributions to shareholders                                         (4,124)             --                --
                                                                     ---------         ---------         ---------
             Net cash provided by financing activities                  21,809            39,950           203,904

Effect of exchange rate on cash                                           --                --                 (67)
                                                                     ---------         ---------         ---------

Net increase (decrease) in cash and cash equivalents                    11,254            17,480            (8,431)

Cash and cash equivalents at beginning of period                           805            12,059            29,539
                                                                     ---------         ---------         ---------

Cash and cash equivalents at end of period                           $  12,059         $  29,539         $  21,108
                                                                     =========         =========         =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 NCO GROUP, INC.
                   Notes to Consolidated Financial Statements

1. Nature of operations:

NCO Group, Inc. (the "Company") is a leading provider of accounts receivable management and other outsourced services. The Company's client base is comprised of companies located throughout North America and in the United Kingdom and Puerto Rico in the healthcare, financial services, retail and commercial, education, telecommunications, utilities and government sectors.

2. Summary of significant accounting policies:

   Principles of Consolidation:

The consolidated financial statements include the accounts of NCO Group, Inc. and its wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions.

   Revenue Recognition:

The Company generates revenues from contingency fees and contractual services. Contingency fee revenue is recognized upon collection of funds on behalf of clients. Contractual services revenue is recognized as services are performed.

   Property and Equipment:

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful life of each class of assets using the straight-line method. The estimated useful lives are five years, five to twelve years, and two to five years for computer equipment, furniture and fixtures, and leased assets, respectively. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss on the transaction is included in the statement of income.

The Company reviews long-lived assets and certain identifiable intangibles for impairment, based on the estimated future cash flows, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

   Income Taxes:

The Company had elected to be taxed as an S Corporation under the Internal Revenue Code and the Pennsylvania Tax Code. While this election was in effect, no provision was made for income taxes by the Company since all income was taxed directly to the shareholders of the Company.

The Company terminated its S Corporation status on September 3, 1996 and adopted the use of the asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

   Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. These financial instruments potentially subject the Company to concentrations of credit risk.

At December 31, 1997 and 1998, the Company had cash and cash equivalents, excluding funds held in trust for clients, in excess of federally insured limits of approximately $8,862,000 and $5,832,000, respectively, based on the bank balance which does not include outstanding checks and other reconciling items. The Company's cash deposits have been placed with large national banks to minimize risk.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (continued):

   Credit Policy:

The Company has two types of arrangements under which it collects its contingency fee revenue. For certain clients the Company remits funds collected on behalf of the client net of the related contingency fees while, for other clients, the Company remits gross funds collected on behalf of clients and bills the client separately for its contingency fees. Management carefully monitors its client relationships in order to minimize its credit risk and generally does not require collateral. In many cases, in the event of collection delays from clients, management may at its discretion change from the gross remittance method to the net remittance method.

   Intangibles:

Intangibles consists primarily of goodwill and deferred financing costs.

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Goodwill is amortized on a straight-line basis over 15 to 40 years. For certain acquisitions, such allocations have been based on estimates which may be revised at a later date. The recoverability of goodwill is periodically reviewed by the Company. In making such determination with respect to goodwill, the Company evaluates the operating results of the underlying business which gave rise to such amount.

Deferred financing costs relate to debt issuance costs incurred which are capitalized and amortized over the term of the debt.

Accumulated amortization at December 31, 1997 and 1998 totaled $2,611,000 and $7,888,000, respectively.

   Foreign Currency Translation:

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using the historical exchange rates. The adjustments resulting from translation have been recorded as a separate component of shareholders' equity and are not included in determining consolidated net income.

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

   Reclassifications:

Certain amounts for December 31, 1996 and 1997 and the years then ended have been reclassified for comparative purposes.

3. Acquisitions:

All of the Company's completed acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition related expenses. The accruals for acquisition related expenses include professional fees related to the acquisition, termination costs related to certain redundant personnel immediately eliminated at the time of the acquisitions, and certain future rental obligations attributable to facilities which were closed at the time of the acquisitions.

On January 3, 1996 the Company purchased the net assets of Trans Union Corporation Collections Division ("TCD") for $4.8 million in cash. The Company recognized goodwill of $3.7 million.

On September 5, 1996 the Company purchased the outstanding stock of Management Adjustment Bureau, Inc. ("MAB") for $9.0 million comprised of $8.0 million in cash and a $1.0 million convertible note. The Company recognized goodwill of $9.0 million.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (continued):

On January 22, 1997 the Company purchased the outstanding stock of Goodyear & Associates, Inc. ("Goodyear") for $5.4 million comprised of $4.5 million in cash and a $900,000 convertible note. The Company recognized goodwill of $5.4 million.

On January 30, 1997 the Company purchased the net assets of Tele-Research Center, Inc. ("Tele-Research") for $1.6 million in cash, which was increased in January 1998 by an additional $600,000 when certain revenue targets were reached in the period following the acquisition. The Company recognized goodwill of $2.2 million.

On January 31, 1997 the Company purchased the net assets of the CMS A/R Services ("CMS A/R"), the Collection Division of CMS Energy Corporation, for $5.1 million in cash. The Company recognized goodwill of $3.9 million.

On February 2, 1997 the Company purchased the net assets of the Collections Division of CRW Financial, Inc. ("CRWCD") for $3.8 million in cash, 517,767 shares of common stock and warrants for 375,000 shares of common stock. The acquisition was valued at approximately $12.8 million. The Company recognized goodwill of $14.5 million.

On October 1, 1997 the Company purchased the outstanding stock of ADVANTAGE Financial Services, Inc. and related companies ("AFS") for $2.9 million in cash, 46,442 shares of common stock and $1.0 million in notes payable. The purchase price was valued at approximately $5.0 million. The Company recognized goodwill of $7.1 million.

On October 1, 1997 the Company purchased the outstanding stock of Credit Acceptance Corp. ("CAC") for $1.8 million in cash. The Company recognized goodwill of $2.1 million.

On December 31, 1997, effective January 1, 1998, the Company purchased the net assets of American Financial Enterprises, Inc. Collections Division ("AFECD") for $1.7 million in cash. Cash paid for the acquisition of AFECD is included on the Consolidated Balance Sheet at December 31, 1997 under the caption "Deposits on acquisitions." The Company recognized goodwill of $2.0 million.

On February 6, 1998, the Company purchased the net assets of The Response Center ("TRC"), which was an operating division of TeleSpectrum Worldwide, Inc., for $15.0 million plus a performance based earn-out. The Company recognized goodwill of $14.3 million.

On May 5, 1998, the Company purchased all of the outstanding common shares of FCA International Ltd. ("FCA") at $9.60 per share, Canadian (equivalent to $6.77 in U.S. dollars based upon the exchange rate at the date of the agreement). The purchse price was valued at approximately $69.9 million. The Company recognized goodwill of $83.3 million. Included in this goodwill is an accrual of $10.6 million for acquisition related expenses. As of December 31, 1998, there was $3.1 remaining from this accrual for acquisition related expenses.

On July 1, 1998, the Company purchased all of the outstanding stock of MedSource, Inc. ("MedSource") for $18.4 million in cash. In connection with the acquisition, the Company repaid debt of $17.3 million. The Company recognized goodwill of $34.9 million. Included in this goodwill is an accrual of $5.8 million for acquisition related expenses. As of December 31, 1998, there was $1.7 million remaining from this accrual for acquisition related expenses.

On November 30, 1998, the Company acquired all of the outstanding stock of Medaphis Services Corporation ("MSC"), a wholly owned subsidiary of Medaphis Corporation for $107.5 million, plus an earn-out of up to $10 million based on MSC achieving operational targets during 1999. The allocation of the fair market value to the acquired assets and liabilities of MSC was based on preliminary estimates and is subject to change. The Company recognized goodwill of $96.7 million. Included in this goodwill is an accrual of $15.0 for acquisition related expenses. As of December 31, 1998, there was $12.8 million remaining from this accrual for acquisition related expenses.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (continued):

The following summarizes unaudited pro forma results of operations for the years ended December 31, 1997 and 1998, assuming the above acquisitions occurred as of the beginning of the respective periods. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities:

                                                1997              1998
                                            -------------    -------------
                                                     (Unaudited)
     Revenue                                $ 283,876,000     $302,813,000
     Net income                             $   2,664,000     $  6,712,000
     Earnings per share-basic               $        0.14     $       0.36
     Earnings per share-diluted             $        0.14     $       0.35

On November 2, 1998, the Company signed a definitive agreement to acquire all of the outstanding shares of JDR Holdings, Inc. for approximately 3.4 million shares of NCO common stock. The acquisition is being valued at approximately $103.1 million. The transaction, which is expected to be accounted for as a pooling of interests and a tax-free reorganization, has an anticipated closing date of March 31, 1999.

4. Funds held in trust for clients:

In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held in trust for clients of $14,898,000 and $31,983,000 at December 31, 1997 and 1998, respectively, have been shown net of their offsetting liability for financial statement presentation.

At December 31, 1997 and 1998, the Company had funds held in trust in excess of federally insured limits of approximately $16,856,000 and $42,721,000, respectively, based on the bank balance which does not include outstanding checks and other reconciling items. The funds held in trust have been placed with large national banks to minimize risk.

5. Property and equipment:

At December 31, 1997 and 1998, property and equipment, at cost, consists of the following:

                                                1997               1998
                                             ----------        -----------

     Computer equipment                      $7,161,000        $18,154,000
     Furniture and fixtures                   2,063,000          7,252,000
     Leased assets                              324,000          1,856,000
                                             ----------        -----------
                                              9,548,000         27,262,000
     Less accumulated depreciation            2,079,000          4,658,000
                                             ----------        -----------
                                             $7,469,000        $22,604,000
                                             ==========        ===========

Depreciation charged to operations amounted to $466,000, $1,311,000 and $2,579,000 for the years ended 1996, 1997 and 1998, respectively.

6. Cash value, life insurance:

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

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

7. Long-term debt:

                                                                        1997            1998
                                                                     ----------    ------------
    Revolving credit loan; 7.37%, due November 2003                   $       -     $ 11,035,000

    Term loan; 7.37%, payable in quarterly installments,
     ranging from $3.0 to $5.3 million, through November
     2003 when the remaining balance becomes payable                          -      125,000,000

    Non-interest bearing note; $36,750 remaining face amount,
     payable in monthly installments of $5,250 through
     July 1999 (less unamortized discount based on imputed
     interest rate of 10%)                                               92,000          36,000

    Subordinated seller notes payable; 8.00%,
       due January 1999                                               1,000,000         500,000

    Subordinated seller note payable; 8.00%, due
       February 2002, converted to common stock
       at $14.12 per share on February 15, 1999                         900,000         900,000

    Capital leases                                                      367,000       1,258,000

    Less current portion                                               (674,000)     (7,886,000)
                                                                     ----------    ------------

                                                                     $1,685,000    $130,843,000
                                                                     ==========    ============

The following summarizes the Company's required debt payments for the next five years:

                               1999                $  7,886,000
                               2000                  12,358,000
                               2001                  15,254,000
                               2002                  18,082,000
                               2003                  85,056,000



In November 1998, the Company's credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders, was amended to, among other things, increase the Company's revolving credit facility to provide for borrowings up to $200.0 million consisting of a term loan of $125.0 million and a revolving credit facility of up to $75.0 million. Borrowings bear interest at a rate equal to, at the option of the Company, Mellon Bank's prime rate (7.75% at December 31, 1998) or LIBOR plus a margin from 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 5.12% at December 31, 1998). Borrowings are collateralized by substantially all the assets of the Company and are payable in quarterly payments for the term loan beginning on September 30, 1999 and the balance will be due upon the expiration of the five year term. The credit agreement contains certain financial covenants such as maintaining minimum working capital and net worth requirements and includes restrictions on, among other things, acquisitions, capital expenditures and distributions to shareholders.

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

On February 15, 1999, the $900,000 convertible note issued in connection with the Goodyear acquisition was converted in to 63,755 shares of NCO common stock.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

7. Long-term debt (continued):

The Company leases certain equipment under agreements which are classified as capital leases. The equipment leases have original terms ranging from 24 to 120 months and have purchase options at the end of the original lease term.

8. Financial instruments:

The Company selectively uses derivative financial instruments to manage interest costs and minimize currency exchange risk. The Company does not hold derivatives for trading purposes. While these derivative financial instruments are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Company minimizes the risk of credit loss by entering into these agreements with major financial institutions that have high credit ratings.

   Interest Rate Swap and Interest Rate Collar Agreements:

During 1998, the Company entered into an interest rate swap agreement and an interest rate collar agreement to reduce the impact of changes in interest rates on portions of the debt borrowed from its revolving credit facility.

The interest rate swap agreement exchanges the floating rate on the Company's outstanding debt from its revolving credit facility for a fixed interest rate of 5.12%. This agreement expires in June of 1999 and covers a notional amount of approximately $136.0 million.

The interest rate collar agreement consists of a rate ceiling and floor that is based on different notional amounts. The ceiling portion of the collar is at a rate of 7.75% covering a notional amount of $30.0 million and the floor portion of the collar is at 4.75% covering a notional amount of $15.0 million. The notional amounts of this interest rate collar agreement is used to measure interest to be paid or received and does not represent the amount of exposure due to credit loss. The net cash amounts paid or received on the interest rate collar agreement are accrued and recognized as an adjustment to interest expense. The interest rate collar agreement expires in September of 2001.

   Foreign Exchange Contracts:

As part of the acquisition of FCA International Ltd. ("FCA"), the Company obtained forward exchange contracts which were entered into by FCA. These forward exchange contracts may be used by the Company to minimize the impact of currency fluctuations on transactions, cash flows and firm commitments. The Company has approximately $3.4 million of contracts outstanding at December 31, 1998. These contracts are for the purchase of Canadian Dollars and mature within one to 30 months. The Company has determined that the gains and losses associated with these contracts are not material.

9. Income taxes:

A summary of the components of the tax provision at December 31, 1996, 1997 and 1998 is as follows:

                                        1996           1997             1998
                                    -----------     -----------     -----------

   Currently payable:
       Federal                      $   620,000     $ 2,535,000     $ 5,710,000
       State                            147,000         483,000         636,000
       Foreign                                -               -         331,000
   Deferred:
       Federal                            1,000       1,752,000       3,213,000
       State                                  -          10,000         766,000
                                    -----------     -----------     -----------
   Provision for income taxes           768,000       4,780,000      10,656,000
       (excluding effect of
       change in tax status)

   Effect of accounting change:
       Federal                          124,000               -               -
       State                             31,000               -               -
                                    -----------     -----------     -----------
   Total provision                  $   613,000     $ 4,780,000     $10,656,000
                                    ===========     ===========     ===========

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

9. Income taxes (continued):

Deferred tax assets (liabilities) at December 31, 1997 and 1998 consist of the following:
                                                       1997             1998
                                                    -----------     -----------

   Deferred tax assets:
         Net operating loss carryforwards           $         -     $   569,000
         Contractual revenue recognition                 26,000           -
         Accrued expenses                               103,000         779,000
                                                    -----------     -----------

                                                        129,000       1,348,000


   Deferred tax liabilities:
         Amortization                                 1,710,000       4,999,000
         Depreciation                                   110,000       1,380,000
                                                    -----------     -----------

                                                      1,820,000       6,379,000
                                                    -----------     -----------

         Net deferred tax asset (liability)         $(1,691,000)    $(5,031,000)
                                                    ===========     ===========

A reconciliation of the U.S. statutory income tax rate to the effective rate (excluding the effect of the change in tax status) is as follows:

                                                       1996      1997      1998
                                                       ----      ----      ----

   U.S. statutory income tax rate                       34%       34%       35%
   Income allocable to S Corporation                   (27%)       -         -
   Non-deductible goodwill and other expenses            5%        2%        2%
   State taxes, net of federal                           2%        4%        5%
                                                        --        --        --
       Effective tax rate                               14%       40%       42%
                                                        ==        ==        ==

10. Employee benefit plans:

The Company has a savings plan under Section 401(k) of the Internal Revenue Code (the "Plan"). The Plan allows all eligible employees to defer up to 15% of their income on a pretax basis through contributions to the Plan. The Company will match 25% of employee contributions for an amount up to 6% of each employee's base salary. The charge to operations for the matching contributions was $72,000, $179,000, and $655,000, for 1996, 1997 and 1998, respectively.

                                NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

11. Supplemental cash flow information:

The following are supplemental disclosures of cash flow information:

                                           1996             1997             1998
                                       -----------      -----------      -----------
Cash paid for interest                 $   818,000      $   569,000      $ 1,646,000
Cash paid for income taxes                 600,000        4,154,000        3,476,000
Noncash investing and financing
  activities:
    Fair value of assets acquired        4,081,000        8,706,000       47,872,000
    Property acquired under
      capital leases                       349,000            -              138,000
    Value of fixed assets traded for
       new fixed assets                      -              238,000            -
    Liabilities assumed from
      acquisitions                       2,006,000        4,150,000       46,730,000
    Note receivable, shareholder             -                -                -
    Convertible note payable,
      issued for acquisition             1,000,000          900,000            -
    Notes payable,
      issued for acquisition                 -            1,000,000            -
    Convertible note payable,
      converted to common stock              -            1,000,000            -
    Common stock issued for
      acquisitions                           -            9,310,000            -
    Warrants issued with debt              219,000            -                -
    Warrants issued for acquisitions         -              875,000            -
    Warrants exercised                       -              149,000          247,000

12. Operating leases:

The Company leases certain equipment under non-cancelable operating leases. Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consist of the following at December 31, 1998:


          1999                                $   14,043,000
          2000                                     9,953,000
          2001                                     7,568,000
          2002                                     4,911,000
          2003                                     3,219,000
          Thereafter                               8,493,000
                                              --------------
                                              $   48,187,000
                                              ==============

Rent expense was $1,074,000, $2,697,000 and $5,311,000 for the years ended December 31, 1996, 1997, and 1998, respectively. The related party office lease expense, which terminated in July 1997, was $490,000 and $232,000, for 1996, and 1997, respectively. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease.

                                NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

13. Shareholders' equity:

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

In July 1997, the Company completed a public offering (the "1997 Offering"), selling 4,312,500 shares of common stock at a price to the public of $19.67 per share, including 2,166,000 shares issued by the Company, 1,212,869 shares (562,500 of which were over-allotment shares) sold by existing shareholders, 75,480 shares acquired by employees through the exercise of stock options, 225,000 shares acquired by the Company's bank (Mellon Bank, N.A.) through the exercise of stock warrants, 115,385 shares acquired through the conversion of the Company's convertible note issued in connection with the acquisition of Management Adjustment Bureau Inc. ("MAB") in September 1996, and 517,767 shares acquired by CRW Financial, Inc. in connection with the acquisition by NCO of the Collection Division of CRW Financial, Inc. ("CRWCD"). The Company received net proceeds from the 1997 Offering, after underwriting discounts and expenses, of approximately $40.4 million.

In June 1998, the Company completed a public offering (the "1998 Offering"), selling 4,978,476 shares of common stock at a price to the public of $21.50 per share, including 4,469,366 shares (469,366 of which were over-allotment shares exercised in July 1998) issued by the Company, 360,000 shares (180,000 of which were over-allotment shares exercised in July 1998) sold by management and related shareholders and 149,110 shares sold by certain non-management shareholders. The Company received net proceeds from the 1998 Offering, after underwriting discounts and expenses, of approximately $91.3 million.

14. Earnings per share:

Basic earnings per share were computed by dividing the net income (including pro forma income taxes where applicable) for the years ended December 31, 1996, 1997 and 1998 by the pro forma weighted average number of shares outstanding. Pro forma net income amounts are used for 1996 because the historical net income does not include the impact of federal and state income taxes as if the Company had been subject to income taxes. Diluted earnings per share were computed by dividing the net income (including pro forma income taxes where applicable), adjusted for the effects of interest expense attributable to convertible debt, for the years ended December 31, 1996, 1997 and 1998 by the weighted average number of shares outstanding including common equivalent shares. All outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share, using the initial public offering price of $8.67 per share for periods prior to the IPO, only when their effect would be dilutive. For 1996, the pro forma weighted average number of shares outstanding have also been adjusted to include the number of shares of common stock (375,000 shares) that the Company would have needed to issue at the initial public offering price of $8.67 per share to finance the distribution of undistributed S Corporation earnings through the date on which the Company terminated its S Corporation status.

The reconciliation of basic to diluted earnings per share ("EPS") consists of the following (amounts in thousands, except EPS amounts) (1996 are pro forma for taxes):

                                            1996                 1997                 1998
                                     --------------------  ------------------  --------------------
                                      Shares      EPS       Shares     EPS      Shares      EPS
                                     ---------  ---------  --------- --------  ---------- ---------
        Basic                           7,630     $ 0.34     11,941  $  0.59      15,939   $ 0.92
        Dilutive effect of warrants         -          -         96        -         104        -
        Dilutive effect of options          -          -        403    (0.02)        406    (0.03)
        Dilutive effect of
         convertible notes                 28          -        120        -          64        -
                                     ---------  ---------  --------- --------  ---------- ---------
        Diluted                         7,658     $ 0.34     12,560   $ 0.57      16,513   $ 0.89
                                     =========  =========  ========= ========  ========== =========

                                NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

15. Stock options:

In June 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). In September 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan" and collectively with the 1995 Plan and the 1996 Plan, the "Plans"). The 1995 Plan and 1996 Plan, as amended, authorized 333,000 and 1,717,000 shares, respectively, of incentive or non-qualified stock options. The Director Plan, as amended, authorized 186,000 shares. The vesting periods for the outstanding options under the 1995 Plan, the 1996 Plan and the Director Plan are three years, three years and one year, respectively. The maximum exercise period is ten years after the date of grant. A summary of stock option activity since inception of the Plans is as follows:

                                                                                   Weighted
                                                                                    Average
                                                                                   Exercise
                                                                 Number of          Price
                                                                  Options          Per Share
                                                               --------------   --------------
      Outstanding at January 1, 1996                                 216,000            $ 1.82
        Granted                                                      442,000              9.25
                                                               --------------   --------------
      Outstanding at December 31, 1996                               658,000              6.80
        Granted                                                      424,000             20.28
        Exercised                                                    (50,000)             4.20
        Forfeited                                                    (36,000)            10.72
                                                               --------------   --------------
      Outstanding at December 31, 1997                               996,000             13.05
        Granted                                                      776,000             27.32
        Exercised                                                   (230,000)             5.98
        Forfeited                                                    (23,000)            23.08
                                                               --------------   --------------
      Outstanding at December 31, 1998                             1,519,000           $ 21.13
                                                               ==============   ==============

      Stock options exercisable at December 31, 1998                 354,000           $ 12.70
                                                               ==============   ==============

The following table summarizes information about fixed stock options outstanding as of December 31, 1998:

                                       Stock Options Outstanding                 Stock Options Exercisable
                            -------------------------------------------------   -----------------------------
                                              Weighted           Weighted                        Weighted
           Range of                           Average            Average                         Average
       Exercise Prices        Shares       Remaining Life     Exercise Price      Shares      Exercise Price
     ---------------------  ------------  -----------------   ---------------   -----------   ---------------
     $ 1.82                      27,000      6.41 years               $ 1.82        27,000            $ 1.82
     $ 8.66   to  $12.09        331,000      7.81 years                 9.40       191,000              9.50
     $15.00   to  $19.42        217,000      8.25 years                16.78        83,000             16.94
     $21.00   to  $25.00        573,000      9.34 years                22.61        53,000             23.28
     $28.44   to  $36.88        362,000      9.87 years                33.03             -                 -
     $45.00                       9,000     10.00 years                22.61             -                 -
                            ------------  -----------------   ---------------   -----------   ---------------
                              1,519,000      8.93 years              $ 21.13       354,000           $ 12.70
                            ============  =================   ===============   ===========   ===============

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net income and earnings per share for 1996, 1997 and 1998 would have been reduced to the unaudited pro forma amounts indicated in the following table:

                                NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

15. Stock options (continued):

                                                            1996            1997         1998
                                                         ----------      ----------   -----------
           Net income - as reported                      $2,541,000      $7,074,000   $14,716,000
           Net income - pro forma                        $2,483,000      $6,634,000   $13,671,000
           Basic:
                Earnings per share - as reported              $0.34           $0.59         $0.92
                Earnings per share - pro forma                $0.33           $0.55         $0.86
           Diluted:
                Earnings per share - as reported              $0.34           $0.57         $0.89
                Earnings per share - pro forma                $0.32           $0.53         $0.83

The estimated weighted-average grant-date fair values of the options granted during the years ended December 31, 1996, 1997 and 1998 were $4.35, $7.17 and $9.86, respectively. All options granted were at the market price of the stock on the grant date. For valuation purposes, the Company utilized the Black-Scholes option pricing model the following assumptions on a weighted average basis:
                                               1996          1997          1998
                                              ------        ------        ------

           Risk-free interest rate             6.32%         6.19%         4.98%
           Expected life in years              3.25          3.25          3.25
           Volatility factor                  32.16%        40.42%        43.38%
           Dividend yield                       None          None          None
           Forfeiture rate                     5.00%         5.00%         5.00%

16. Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Cash Equivalents: The carrying amount reported in the balance sheet approximates fair value because of the short maturity of these instruments.

Debt: The Company's non-seller-financed debt is primarily variable in nature and based on the prime rate, and accordingly, the carrying amount of debt instruments approximates fair value. Seller-financed debt arising from the Goodyear acquisition consists of a note payable which contains a conversion option allowing the holder to convert the debt into shares of common stock at a price of $14.12 per share. The seller-financed debt was converted into 63,755 shares of common stock on February 15, 1999. Accordingly, the fair value of the debt as of December 31, 1998 was calculated using the closing market price of NCO's common stock on February 15, 1999.

Interest Rate Instruments: While it is not the Company's intention to terminate any of the interest rate instruments, the fair value of the instruments were estimated by obtaining quotes from brokers that represented amounts the Company would have received or paid if the agreements were terminated at December 31, 1998. These fair values indicated that the gains or losses that would have resulted from the termination of the interest rate swap agreement and the interest rate collar agreement at December 31, 1998 would have not been material.

Foreign Exchange Contracts: The fair value of foreign exchange contracts at December 31, 1998 was not material.

The estimated fair value of the Company's financial instruments are as follows at December 31:

                                                                  1997                         1998
                                                         ---------------------         -------------------
                                                         Carrying        Fair          Carrying      Fair
                                                          Amount         Value         Amount        Value
                                                         --------        -----         --------      -----
     Financial Assets:
         Cash and cash equivalents                     $29,539,000    $29,539,000   $21,108,000  $21,108,000

     Financial Liabilities:
         Non-interest bearing note payable                  92,000         92,000        36,000       36,000
         Subordinated seller notes payable               1,000,000      1,000,000       500,000      500,000
         Subordinated seller
              notes payable, convertible                   900,000      1,683,000       900,000    2,176,000

                                NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)


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

19.  Segment reporting:

As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

The accounting policies of the segments are the same as those described in note 2, "Summary of significant accounting policies." Segment data includes a charge allocating corporate overhead costs to each of the operating segments based on revenue and employee headcount.

The Company is currently organized into market segment specific operating divisions that are responsible for all aspects of client sales, client service and operational delivery of services. The operating divisions, which are each headed by a divisional chief executive officer, include Accounts Receivable Management, Healthcare Services, Marketing Strategy and International Operations.

The Accounts Receivable Management division provides accounts receivable management services to consumer and commercial accounts for all market segments, serving clients of all sizes in local, regional and national markets.

The Healthcare Services division primarily focuses on providing comprehensive outsourcing services for the hospital market. In addition, the Healthcare Services division provides receivable management programs for physician groups and allied health service providers.

The International Operations division provides accounts receivable management services across Canada and the United Kingdom.

The Marketing Strategy division provides full-service custom market research services to the telecommunications, financial services, utilities, healthcare, pharmaceutical, and consumer products sectors. In addition, the Marketing Strategy division provides telemarketing services for clients, including lead generation and qualification, and the actual booking of appointments for a client's sales representatives.

                                NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

19. Segment reporting (continued):

The following table represents the segment information for the year ended December 31, 1996 (amounts in thousands):

                                  A/R      Healthcare   International  Marketing Consolidation     NCO
                               Management   Services     Operations    Strategy   Adjustments   Consolidated
                              ------------- ----------- ------------  ---------- -------------  ------------
     Revenue                      $ 30,760           -           -             -           $ -      $ 30,760
     Payroll and
       Related expenses             14,651           -           -             -             -        14,651
     Selling general and
       administrative
       expenses                     10,024           -           -             -             8        10,032
                              ------------- ----------- ----------- ------------- ------------- -------------
     EBITDA                        $ 6,085           -           -             -          $ (8)      $ 6,077
                              ============= =========== =========== ============= ============= =============

The following table represents the segment information for the year ended December 31, 1997 (amounts in thousands):

                                  A/R      Healthcare   International  Marketing Consolidation     NCO
                               Management   Services     Operations    Strategy   Adjustments   Consolidated
                              ------------- ----------- ------------  ---------- -------------  ------------
     Revenue                      $ 81,942           -          -       $ 3,342         $ -      $ 85,284
     Payroll and
       related expenses             40,549           -          -         1,952           1        42,502
     Selling general and
       administrative
       expenses                     27,041           -          -           705         201        27,947
                              ------------- ----------- ----------- ------------- ------------- -------------
     EBITDA                       $ 14,352           -          -         $ 685       $(202)     $ 14,835
                              ============= =========== =========== ============= ============= =============

The following table represents the segment information for the year ended December 31, 1998 (amounts in thousands):

                                  A/R      Healthcare   International  Marketing Consolidation     NCO
                               Management   Services     Operations    Strategy   Adjustments   Consolidated
                              ------------- ----------- ------------  ---------- -------------  ------------
     Revenue                     $ 127,419    $ 20,442    $ 18,556      $ 12,559           $ -     $ 178,976
     Payroll and
       Related expenses             63,023       9,930      10,902         8,346             -        92,201
     Selling general and
       administrative
       expenses                     38,628       5,978       4,858         2,721            21        52,206
                              ------------- ----------- ----------- ------------- ------------- -------------
     EBITDA                       $ 25,768     $ 4,534     $ 2,796       $ 1,492          $(21)     $ 34,569
                              ============= =========== =========== ============= ============= =============

                                NCO GROUP, INC.
                Schedule II -- Valuation of Qualifying Accounts

                                                               Additions
                                                       -------------------------
                                       Balance at      Charged to     Charged to                      Balance at
                                       beginning       costs and        other                           end of
                                        of year         expenses      accounts(1)     Deductions(2)      year
                                       ----------      ----------     -----------     -------------   -----------
Year ended December 31, 1996:

 Allowance for doubtful accounts        $ 23,000        $  139,000    $   93,000        $(176,000)     $   79,000

Year ended December 31, 1997:

 Allowance for doubtful accounts          79,000           507,000       153,000         (288,000)        451,000

Year ended December 31, 1998:

 Allowance for doubtful accounts         451,000         1,163,000     2,122,000         (362,000)      3,374,000


(1) Allowance for doubtful accounts of acquired companies
(2) Uncollectible accounts written off, net of recoveries.