Form 10-Q
period 1999-03-31
NCO GROUP INC
filed 1999-05-17
CIK 1022608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999, or

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

         The number of shares outstanding of each of the issuer's classes of common stock was 21,473,897 shares common stock, no par value, outstanding as of May 14, 1999.

                                 NCO GROUP, INC.
                                      INDEX

                                                                           PAGE

Part I                   FINANCIAL INFORMATION

     Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
                  December 31, 1998 and March 31, 1999                       3

              Consolidated Statements of Income -
                  Three months ended
                  March 31, 1998 and 1999                                    4

              Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1998 and 1999                 5

              Notes to Consolidated Financial Statements                     6

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS               15

     Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                 19

PART II                                                                     20

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Shareholders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on 8-K

Part 1 - Financial Information
Item 1 - Financial Statements

                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                       December 31,         March 31,
                                               ASSETS                                     1998                1999
                                                                                       ---------           ---------
Current assets:
     Cash and cash equivalents                                                          $ 23,560            $ 23,890
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $3,998 and $3,887, respectively                            54,443              61,397
     Purchased accounts receivable                                                         1,597               1,359
     Deferred taxes                                                                        1,348               1,107
     Other current assets                                                                  2,930               4,306
                                                                                       ---------           ---------
          Total current assets                                                            83,878              92,059

Funds held in trust for clients

Property and equipment, net                                                               27,062              29,523

Other assets:
     Intangibles,  net of accumulated amortization                                       297,347             299,020
     Other assets                                                                          6,522               5,172
                                                                                       ---------           ---------
           Total other assets                                                            303,869             304,192
                                                                                       ---------           ---------

Total assets                                                                           $ 414,809           $ 425,774
                                                                                       =========           =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                                     $ 8,288            $ 10,236
     Corporate taxes payable                                                               7,737               3,711
     Accounts payable                                                                      8,485               7,435
     Accrued expenses                                                                     13,346              12,530
     Accrued compensation and related expenses                                            10,507              12,013
                                                                                       ---------           ---------
          Total current liabilities                                                       48,363              45,925

Funds held in trust for clients

Long-term liabilities:
     Long term debt, net of current portion                                              143,910             154,368
     Deferred taxes                                                                        6,832               6,379
     Other long-term liabilities                                                           4,357               4,216

Redeemable preferred stock                                                                11,882                   -

Commitments and contingencies

Shareholders' equity:
     Preferred stock                                                                       1,853                   -
     Common stock,  no par value, 37,500 shares authorized,
         20,100 and 21,473 shares issued , respectively, and
         19,744 and 21,473 shares outstanding, respectively                              177,835             193,384
     Unexercised warrants                                                                  5,450                 875
     Foreign currency translation adjustment                                              (2,169)             (2,106)
     Retained earnings                                                                    20,604              22,733
     Treasury stock, at cost                                                              (4,108)                  -
                                                                                       ---------           ---------
           Total shareholders' equity                                                    199,465             214,886
                                                                                       ---------           ---------
Total liabilities and shareholders' equity                                             $ 414,809           $ 425,774
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

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                        ---------------------------
                                                                                          1998                1999
                                                                                        -------             -------

Revenue                                                                                $ 40,606            $ 95,864

Operating costs and expenses:
     Payroll and related expenses                                                        20,788              51,060
     Selling, general and administrative
       expenses                                                                          12,189              26,915
     Depreciation and amortization expense                                                1,642               4,419
     Non-recurring acquisition costs                                                          -               4,601
                                                                                        -------             -------
          Total operating costs and expenses                                             34,619              86,995
                                                                                        -------             -------
Income from operations                                                                    5,987               8,869

Other income (expense):
     Interest and investment income                                                         232                 219
     Interest expense                                                                      (440)             (2,999)
                                                                                        -------             -------
          Total other income (expense)                                                     (208)             (2,780)
                                                                                        -------             -------
Income before provision for income taxes                                                  5,779               6,089

Income tax expense                                                                        2,059               3,583
                                                                                        -------             -------

Net  income                                                                               3,720               2,506

Accretion of preferred stock to redemption value                                           (301)               (377)
                                                                                        -------             -------

Net income applicable to common shareholders                                            $ 3,419             $ 2,129
                                                                                        =======             =======

Net income per share:
     Basic                                                                              $ 0.22              $ 0.10
     Diluted                                                                            $ 0.20              $ 0.10

Weighted average shares outstanding:
     Basic                                                                              15,625              21,440
     Diluted                                                                            17,025              22,476

       The accompanying notes are an integral part of these consolidated financial statements.

                                 NCO GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                                  -----------------------------
                                                                                     1998                1999
                                                                                  --------            --------

Cash flows from operating activities:
  Net income                                                                       $ 3,720             $ 2,506
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                                     768               1,614
      Amortization of intangibles                                                      874               2,805
      Write-off of deferred financing costs                                              -                 353
      Provision for doubtful accounts                                                  136                (111)
      Compensation expense on stock options granted                                    584                  34
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable, trade                                                  (1,967)             (6,869)
        Other current assets                                                           806              (1,137)
        Deferred taxes                                                                 195                (212)
        Other assets                                                                  (132)              1,368
        Accounts payable                                                               (66)             (1,040)
        Corporate taxes payable                                                        772              (4,059)
        Accrued expenses                                                            (1,358)               (789)
        Accrued compensation and related costs                                       1,076               1,534
        Other long-term liabilities                                                      -                (141)
                                                                                  --------            --------
             Net cash provided by (used in) operating activities                     5,408              (4,144)

Cash flows from investing activities:
  Purchase of property and equipment                                                (1,262)             (4,083)
  Net cash paid for acquisitions                                                   (17,174)             (4,875)
                                                                                  --------            --------
             Net cash used in investing activities                                 (18,436)             (8,958)

Cash flows from financing activities:
  Repayment of notes payable                                                          (157)               (681)
  Repayment of acquired notes payable                                                    -             (12,500)
  Borrowings under revolving credit agreement                                          279              26,525
  Payment of fees to acquire new debt                                                 (371)                  -
  Issuance of common stock, net                                                        306                  36
                                                                                  --------            --------
             Net cash provided by financing activities                                  57              13,380

Effect of exchange rate on cash                                                          -                  52
                                                                                  --------            --------

Net (decrease) increase in cash and cash equivalents                               (12,971)                330

Cash and cash equivalents at beginning of period                                    30,379              23,560
                                                                                  --------            --------

Cash and cash equivalents at end of period                                        $ 17,408            $ 23,890
                                                                                  ========            ========

       The accompanying notes are an integral part of these consolidated financial statements.

                                 NCO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


 1.  Nature of Operations:

NCO Group, Inc. (the "Company") is a leading provider of accounts receivable management and other outsourced services. The Company's client base is comprised of companies located throughout North America, the United Kingdom and in Puerto Rico in the financial services, healthcare, education, retail and commercial, utilities, government and telecommunications sectors.

 2.  Summary of Significant Accounting Policies:

     Interim Financial Information:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

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

     Income Taxes:

The Company accounts for income taxes using an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

Income taxes were computed after giving effect to the non-deductible portion of goodwill expenses and non-recurring acquisition costs attributable to the acquisition of JDR.

     Credit Policy:

The Company has two types of arrangements under which it collects its contingency fee revenue. For certain clients, the Company remits funds collected on behalf of the client net of the related contingency fees while, for other clients, the Company remits gross funds collected on behalf of clients and bills the client separately for its contingency fees. Management carefully monitors its client relationships in order to minimize its credit risk and generally does not require collateral. In many cases, in the event of collection delays from clients, management may, at its discretion, change from the gross remittance method to the net remittance method.

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

Reclassifications:

Certain amounts for December 31, 1998 and for the three months ended March 31, 1998 have been reclassified for comparative purposes.

3.       Acquisitions:

     Purchase Transactions:

All of the following acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition related expenses. The accruals for acquisition related expenses include professional fees related to the acquisition, termination costs related to certain redundant personnel immediately eliminated at the time of the acquisitions, and certain future rental obligations attributable to facilities which were closed at the time of the acquisitions.

On January 22, 1997, the Company purchased all of the outstanding stock of Goodyear & Associates, Inc. ("Goodyear") for $5.4 million comprised of $4.5 million in cash and a $900,000 convertible note.

On January 30, 1997, the Company purchased the net assets of Tele-Research Center, Inc. ("Tele-Research") for $1.6 million in cash, which was increased in January 1998 by an additional $600,000 when certain revenue targets were reached in the period following the acquisition.

On January 31, 1997, the Company purchased the net assets of the CMS A/R Services ("CMS A/R"), the Collection Division of CMS Energy Corporation, for $5.1 million in cash.

On February 2, 1997, the Company purchased the net assets of the Collections Division of CRW Financial, Inc. ("CRWCD") for $3.8 million in cash, 517,767 shares of common stock and warrants for 375,000 shares of common stock. The purchase price was valued at approximately $12.8 million.

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

On February 6, 1998, the Company purchased the net assets of The Response Center ("TRC"), which was an operating division of TeleSpectrum Worldwide, Inc., for $15.0 million in cash plus a performance based earn-out.

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

On November 30, 1998, the Company acquired all of the outstanding stock of Medaphis Services Corporation ("MSC"), a wholly owned subsidiary of Medaphis Corporation, for $107.5 million, plus an earn-out of up to $10.0 million based on MSC achieving operational targets during 1999. The allocation of the fair market value to the acquired assets and liabilities of MSC was based on preliminary estimates and is subject to change.

On April 19, 1999, the Company signed a definitive agreement to acquire all of outstanding stock of Co-Source Corporation ("Co-Source") for $121 million in cash, subject to certain adjustments, plus a warrant to purchase 250,000 shares of NCO common stock. Co-Source Corporation, including its wholly owned subsidiaries, Milliken & Michaels, Inc., Metropolitan Consumer Collection Services, Inc., and International Account Systems, Inc., is the leading provider of commercial collection services in the United States. The acquisition is scheduled to close during the second quarter of 1999.

On May 13, 1999, the Company signed a definitive agreement to acquire all of the outstanding shares of Compass International Services Corporation ("Compass") for approximately 3.4 million shares of NCO common stock. The acquisition of Compass is based on an exchange ratio of .23739 shares of NCO common stock for each outstanding share of Compass stock. Based on the closing stock price on May 12, 1999, the acquisition is estimated to have a value of approximately $112.4 million. The transaction will be accounted for using the purchase method of accounting and is expected to be treated as a tax-free reorganization. The acquisition is subject to the following contingencies: (i) sale of Compass's Print and Mail Division; (ii) regulatory approval; (iii) Compass shareholder approval; and (iv) Compass's option to terminate the transaction if the average closing price of NCO's common stock for the five days prior to the closing date falls below $27.50. The acquisition is scheduled to close during the third quarter of 1999.

     Pooling-of-Interests Transaction:

On March 31, 1999, the Company acquired all of the outstanding shares of JDR Holdings, Inc. ("JDR") for approximately 3.4 million shares of NCO common stock. The transaction was accounted for as a pooling-of-interests and a tax-free reorganization. Accordingly, the historical financial information of the Company has been restated to include the historical information of JDR. The following reconciles the amounts originally reported for revenue, net income applicable to common shareholders and diluted net income per common share for the three months ended March 31, 1998 to the restated amounts, and discloses the amount of revenue and net income applicable to common shareholders for each entity for the three months ended March 31, 1999 (amounts in thousands, except per share data):

                                                  For the three months ended
                                                           March 31,
                                                  --------------------------
                                                    1998             1999
                                                  --------         --------

Revenue:
  NCO (as originally reported for 1998)           $ 27,609         $ 81,387
  JDR                                               12,997           14,477
                                                  --------         --------

  Combined                                        $ 40,606         $ 95,864
                                                  ========         ========

Net income applicable to common shareholders:
  NCO (as originally reported for 1998)            $ 2,316         $  5,245
  JDR                                                1,103
                                                                        578
  Non-recurring acquisition costs, net of                            (3,694)
    taxes                                          -
                                                  --------         --------

  Combined                                         $ 3,419         $  2,129
                                                  ========         ========

Diluted net income per share:
  As originally reported                            $ 0.17
  JDR                                                 0.03
                                                  ========

  Combined                                          $ 0.20
                                                  ========

For the three months ended March 31, 1999, the Company incurred $4.6 million of non-recurring acquisition costs in connection with the JDR acquisition. These costs consisted primarily of investment banking, accounting, and legal fees, and printing costs. Theses costs were predominantly non-deductible for tax purposes and as a result caused the effective tax rate to increase from 42.0% for the year ended December 31, 1998 to 58.8% for the three months ended March 31, 1999.

4.   Comprehensive Income:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income is as follows (amounts in thousands):

                                                      For the three months
                                                        ended March 31,
                                                    ----------------------
                                                      1998           1999
                                                    -------        -------

      Net income                                    $ 3,720        $ 2,506

      Foreign currency  translation adjustment
                                                          -             63
                                                    -------        -------
      Comprehensive income                          $ 3,720        $ 2,569
                                                    =======        =======

5.       Funds Held in Trust for Clients:

In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held in trust for clients of $32.2 million and $38.0 million at December 31, 1998 and March 31, 1999, respectively, have been shown net of their offsetting liability for financial statement presentation purposes.

6.       Long-Term Debt:

In November 1998, the Company's credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders, was amended to, among other things, increase the Company's credit facility to provide for borrowings up to $200.0 million consisting of a term loan of $125.0 million and a revolving credit facility of up to $75.0 million. Borrowings bear interest at a rate equal to, at the option of the Company, Mellon Bank's prime rate (7.75% at March 31, 1999) or LIBOR plus a margin from 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 4.94% at March 31, 1999). Borrowings are collateralized by substantially all the assets of the Company and are payable in quarterly payments for the term loan beginning on September 30, 1999. The balance will be due upon the expiration of the five year term. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions, capital expenditures and distributions to shareholders.

In May 1999, the Company signed a commitment letter with Mellon Bank, N.A. to raise its existing credit facility to $350.0 million, structured as a $350.0 million revolving credit facility, to fund the pending acquisition of Co-Source Corporation and to provide additional borrowing capacity for future acquisitions and working capital needs.

Prior to the acquisition on March 31, 1999, JDR had $12.5 million of borrowings outstanding against its revolving credit facility (the "JDR Credit Facility"). On March 31, 1999, the Company repaid the outstanding balance on the JDR Credit Facility with borrowings from its revolving credit agreement with Mellon Bank, N.A, and cancelled the JDR Credit Facility. Deferred financing costs of $353,000 were written-off on March 31, 1999 as a result of the cancellation of the JDR Credit Facility.

Under the terms of the JDR Credit Facility, dated May 30, 1997, the Company could borrow up to the lessor of $20 million less any outstanding letters of credit, or an amount equal to: (i) adjusted EBITDA times the leverage multiple, as defined, which ranged from 3.0 to 4.0; (ii) less outstanding senior debt; and
(iii) less any outstanding letters of credit. Previously, advances under the JDR Credit Facility would bear interest at optional borrowing rates of either the then current prime rate plus a margin that ranged from 0.50% to 1.50 % or LIBOR, plus a margin that ranged from 2.00% to 3.00%, depending on certain conditions specified in the JDR Credit Facility agreement. The Company also paid a commitment fee of .375% on the unused borrowing capacity. The Credit Facility made available to the Company letters of credit, which could be issued on the unused portion of the JDR Credit Facility. The letters of credit could not exceed $1.0 million and had a fee equal to 2.00% per year on the face amount of each letter of credit. Borrowings under the JDR Credit Facility were secured by substantially all of the assets of JDR. The JDR Credit Facility agreement contained various financial and non-financial covenants and would have terminated on May 31, 2001.

On May 29, 1997, JDR entered into a credit agreement (hereinafter referred to as the " JDR Bridge Loan") whereby JDR borrowed $11.0 million to redeem common stock owned by two stockholders and repay all outstanding indebtedness of JDR. Borrowings under the JDR Bridge Loan bore interest at 10%. In connection with the JDR Bridge Loan, the Company recorded debt issuance costs of $185,000, which were fully amortized upon conversion and repayment of the JDR Bridge Loan. On May 30, 1997, $8.3 million of borrowings under the JDR Bridge Loan were converted into redeemable preferred stock (see Note 7) and $2.7 million was repaid with borrowings under the JDR Credit Facility.

On February 15, 1999, the $900,000 convertible note issued in connection with the Goodyear acquisition was converted into 63,755 shares of NCO common stock.

7.       Redeemable Preferred Stock:

                                                                    December 31,
                                                                       1998
                                                                    ------------

Redeemable Series A Preferred stock, no par value, 416,645 shares
  authorized, 271,148 shares issued and outstanding                 $  5,394,000

Convertible Series A Preferred stock, no par value,
  554,970 shares authorized, 362,725 shares issued and                 4,601,000
  outstanding

Convertible Series B Preferred stock, no par value, 204,033
  shares authorized, 148,758 shares issued and outstanding             1,887,000
                                                                    ------------

                                                                    $ 11,882,000
                                                                    ============

JDR issued 271,148 shares of Redeemable Series A stock to repay $6.6 million of borrowings under the JDR Bridge Loan (see Note 6) and for cash proceeds of $476,000. The Redeemable Series A stock required a dividend (payable in kind) of 7.0% per year, payable quarterly in arrears. The holders of the Redeemable Series A stock could have redeemed these shares for their liquidation preference, plus accrued and unpaid dividends, beginning on May 30, 2003. JDR would have been obligated to redeem these shares on the earlier of their initial public offering or May 30, 2004. The Redeemable Series A stock had limited voting rights, was senior to the Series C Preferred stock and common stock and had a liquidation value of $7.9 million, including dividends of $819,000, at December 31, 1998. All of the Redeemable Series A Preferred stock was converted into NCO common stock on March 31, 1999 using a conversion ratio of one-for-one.

JDR issued 37,986 shares of Series A Preferred stock to repay $438,000 of borrowings under the JDR Bridge Loan (see Note 6). In addition, JDR issued 12,660 shares of Series A Preferred stock in exchange for certain Redeemable Series A and Series B Preferred stock. The Series A Preferred required a dividend (payable in kind) of 6.0% per year, payable quarterly in arrears. The holders of the Series A Preferred stock could have converted their shares at any time into voting common stock at a conversion ratio of one-for-one. In addition, the holders of the Series A Preferred stock could have redeemed their shares for their liquidation preference, plus accrued but unpaid dividends, beginning on May 30, 2002. The Series A Preferred stock had limited voting rights, was senior to the Series C Preferred stock and common stock and had a liquidation value of $4.6 million, including dividends of $414,000, at December 31, 1998. All of the Series A Preferred stock was converted into NCO common stock on March 31, 1999.

JDR issued 125,227 shares of Series B Preferred stock to repay $1.3 million of borrowings under the JDR Bridge Loan (see Note 6) and for cash proceeds of $127,000. The Series B Preferred stock required a dividend (payable in kind) of 6.0% per year, payable quarterly in arrears. The holders of the Series B Preferred stock could have converted their shares at any time into nonvoting common stock at a conversion ratio of one-for-one. In addition, the holders of the Series B Preferred stock could have redeemed these shares for their liquidation preference, plus accrued but unpaid dividends, beginning on May 30, 2002. The Series B Preferred stock had limited voting rights, was senior to the Series C Preferred stock and common stock and had a liquidation value of $1.9 million, including dividends of $170,000, at December 31, 1998. All of the Series B Preferred stock was converted into NCO common stock on March 31, 1999.

8.       Shareholders' Equity:

     Preferred Stock

At December 31, 1998, the Company had 236,678 shares designated as Series C Preferred stock, of which 146,091 shares were issued and outstanding. The Series C Preferred stock required a dividend (payable in kind) of 6.0% per year, payable quarterly in arrears. The Company could have, at its option, redeemed the Series C Preferred, at any time, for its liquidation value. The holders of the Series C Preferred stock could have converted their shares at any time after May 30, 2000, or at the time any shares of Series A Preferred stock or Series B Preferred stock were converted into common stock, into nonvoting common stock at a conversion ratio of one-for-one. The Series C Preferred stock had a liquidation value of $1.9 million, including dividends of $167,000, at December 31, 1998. All of the Series C Preferred stock was converted into NCO common stock on March 31, 1999.

     Common Stock

At December 31, 1998, the Company had 4,896,795 shares of nonvoting common stock authorized, of which 1,088,000 shares were issued and 1,044,000 shares were outstanding. All of the nonvoting common stock was converted into NCO common stock on March 31, 1999 using a conversion ratio of one-for-one.

     Common Stock Warrants

On May 30, 1997, JDR issued warrants to purchase 620,841 shares of nonvoting common stock at a nominal value in connection with the sale of capital stock and the JDR Credit Facility (see Note 6). All of the warrants were exercised and converted into NCO common stock on March 31, 1999 using a conversion ratio of one-for-one.

     Treasury Stock

The Company had 44,000 shares of nonvoting common stock and 312,000 shares of voting common stock in Treasury at December 31, 1998. All of the treasury shares were retired on March 31, 1999.

9.       Earnings Per Share:

Basic earnings per share was computed by dividing the net income available to common shareholders for the three months ended March 31, 1998 and 1999 by the weighted average number of shares outstanding. Diluted earnings per share were computed by dividing the net income available to common shareholders, adjusted for the effects of interest expense attributable to convertible debt, for the three months ended March 31, 1998 and 1999 by the weighted average number of shares outstanding including all common equivalent shares. Outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive.

The reconciliation of basic to diluted earnings per share ("EPS") consists of the following (amounts in thousands, except per share amounts):

                                       For the three months ended March 31,
                                 -----------------------------------------------
                                          1998                     1999
                                 ------------------------ ----------------------
                                   Shares        EPS        Shares        EPS
                                 ----------- ------------ ----------- ----------
 Basic                             15,625     $ 0.22        21,440     $ 0.10
 Dilutive effect of warrants          731      (0.01)          183          -
 Dilutive effect of options           605      (0.01)          820          -
 Dilutive effect of
   convertible notes                   64          -            33          -
                                   ------     ------        ------     ------
 Diluted                           17,025     $ 0.20        22,476     $ 0.10
                                   ======     ======        ======     ======

10.      Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the three months ended March 31, 1998 and 1999 (amounts in thousands):

                                                       1998            1999
                                                    -----------     -----------
Non-cash investing and financing activities:
     Fair value of assets acquired                   $ 1,972          $     -
     Liabilities assumed from acquisitions               346                -
     Convertible note payable, exercised for
       common stock                                        -              900
     Warrants exercised                                  247            4,575

11.      Segment Reporting:

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

The Company is currently organized into market segment specific operating divisions that are responsible for all aspects of client sales, client service and operational delivery of services. The operating divisions, which are each headed by a divisional chief executive officer, include Accounts Receivable Management Services, Technology-Based Outsourcing Services, Healthcare Services, Marketing Strategy and International Operations.

The Accounts Receivable Management division provides accounts receivable management and collection services to consumer and commercial accounts for all market segments, serving clients of all sizes in local, regional and national markets.

With the acquisition of JDR, the Technology-Based Outsourcing Services division was created. This division continues the growth of the client relationship beyond bad debt recovery and delinquency management, delivering cost-effective receivables and customer relationship management solutions.

The Healthcare Services division primarily focuses on providing comprehensive outsourcing services for the hospital market. In addition, the Healthcare Services division provides receivable management programs for physician groups and allied health service providers.

The International Operations division provides accounts receivable management services across Canada and the United Kingdom.

The Marketing Strategy division provides full-service custom market research services to the telecommunications, financial services, utilities, healthcare, pharmaceutical, and consumer products sectors. In addition, the Marketing Strategy division provides telemarketing services for clients including lead generation and qualification, and the actual booking of appointments for a client's sales representatives.

The following table represents the segment information for the three months ended March 31, 1998 (amounts in thousands):


                           A/R         Tech-Based   Healthcare   International    Marketing   Consol.       NCO
                        Management    Outsourcing    Services     Operations      Strategy     Adj.       Consol.
                      --------------- ------------- ------------ --------------  ------------ --------  ----------

Revenue                  $ 25,283      $ 11,531        $    -       $     -       $ 3,792     $    -     $ 40,606
Payroll and
  related expenses         12,475         5,762             -             -         2,551           -      20,788
Selling general and
  admin. expenses           8,049         3,152             -             -           981           7      12,189
                          -------       -------        ------       -------       -------     -------    --------
EBITDA                    $ 4,759       $ 2,617        $    -       $     -       $   260     $    (7)   $  7,629
                          =======       =======        ======       =======       =======     =======    ========




The following table represents the segment information for the three months ended March 31, 1999 (amounts in thousands):


                           A/R         Tech-Based   Healthcare   International   Marketing   Consol.        NCO
                        Management    Outsourcing    Services     Operations     Strategy      Adj.       Consol.
                      --------------- ------------- ------------ --------------  ----------  ---------  ----------

Revenue                  $ 38,401      $ 12,126     $ 31,730        $ 7,271     $ 6,336        $    -    $ 95,864
Payroll and
  related expenses         18,850         6,768       17,263          4,257       3,922             -      51,060
Selling general and
  admin. expenses          10,937         3,111        9,245          2,021       1,596             5      26,915
Non-recurring
  acquisition costs             -             -            -              -           -         4,601       4,601
                          -------       -------      -------          -----       -----      --------    --------
EBITDA                    $ 8,614       $ 2,247      $ 5,222          $ 993       $ 818      $ (4,606)   $ 13,288
                          =======       =======      =======          =====       =====      ========    ========


12.      Recent Accounting Pronouncements:

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

Item 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's objective to grow through strategic acquisitions and internal growth, the impact of acquisitions on the Company's earnings, the Company's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Company's future operating performance, year 2000 compliance, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report, certain risks, uncertainties and other factors, including, without limitation the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, risks relating to year 2000 compliance and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, filed on March 31, 1999, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Steven L. Winokur, Executive Vice President, Finance/CFO, NCO Group, Inc., 515 Pennsylvania Avenue, Ft. Washington, PA 19034.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Revenue. Revenue increased $55.3 million or 136.1% to $95.9 million for the three months ended March 31, 1999 from $40.6 million for the comparable period in 1998. Of the increase, $8.1 million was attributable to the addition of new clients and growth in business from existing clients. In addition, $1.5 million of the increase was attributable to JDR Holdings, Inc. ("JDR") which was acquired on March 31, 1999. JDR was accounted for under the pooling-of-interests method of accounting with the historical results of JDR being retroactively combined with those of NCO. The remainder of the increase was attributable to the following: $26.7 million was attributable to the acquisition of Medaphis Services Corporation ("MSC") on November 30, 1998; $5.9 million was attributable to the acquisition of MedSource, Inc. ("MedSource") on July 1, 1998; and $13.1 million was attributable to the acquisition of FCA International Ltd. ("FCA") on May 5, 1998.

     Payroll and related expenses. Payroll and related expenses increased $30.3 million to $51.1 million for the three months ended March 31, 1999 from $20.8 million for the comparable period in 1998, and increased as a percentage of revenue to 53.3% from 51.2%. Payroll and related expenses increased as a percentage of revenue primarily as a result of higher payroll costs from the FCA and MSC acquisitions during their transition into the NCO operating cost model. In addition, the market research division has a higher payroll cost structure than that of the remainder of the Company. These higher costs were partially offset by lower payroll costs related to the MedSource acquisition and by spreading the cost of management and administrative personnel over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $14.7 million to $26.9 million for the three months ended March 31, 1999 from $12.2 million for the comparable period in 1998, but decreased as a percentage of revenue to 28.1% from 30.0%. The decrease as a percentage of revenue was, in part, the result of additional operating efficiencies obtained when selling, general and administrative expenses were spread over a larger revenue base. In addition, a portion of the decrease was attributable to the market research division having a lower selling, general and administrative expense structure than that of the Company's core business. These decreases as a percentage of revenue were partially offset by the higher cost structures of acquired companies.

     Depreciation and amortization. Depreciation and amortization increased to $4.4 million for the three months ended March 31, 1999 from $1.6 million for the comparable period in 1998. Of this increase, $1,044,000 was attributable to the MSC acquisition, $446,000 was attributable to the MedSource acquisition, and $665,000 was attributable to the FCA acquisition. The remaining $622,000 million consisted of depreciation resulting from normal capital expenditures incurred in the ordinary course of business.

     Non-recurring acquisition costs. In the first quarter of 1999, the Company incurred $4.6 million of non-recurring acquisition costs in connection with the acquisition of JDR. These costs consisted primarily of investment banking, legal, and accounting fees, and printing costs.

     Other income (expense). Interest and investment income decreased $13,000 to $219,000 for the three months ended March 31, 1999 from $232,000 for the comparable period in 1998. Interest expense increased to $3.0 million for the three months ended March 31, 1999 from $440,000 for the comparable period in 1998. The increase was primarily attributable to the Company financing a portion of the MedSource acquisition and all of the MSC acquisition with borrowings of $25.5 and $107.5 million, respectively, under the revolving credit facility.

     Income tax expense. Income tax expense increased to $3.6 million, or 58.8% of income before taxes, for the three months ended March 31, 1999 from $2.1 million, or 35.6% of income before taxes, for the comparable period in 1998. The increase in the effective tax rate is partially attributable to the $4.6 million of non-recurring acquisition costs, a portion of which were non-deductible for tax purposes, incurred in the first quarter of 1999. In addition, the increase in the effective tax rate is also related to the impact of the non-deductible goodwill related to certain acquisitions completed during 1998.

     Net income. Net income decreased $1.2 million or 32.6% to $2.5 million for the three months ended March 31, 1999 from $3.7 million for the comparable period in 1998. Of this increase, $3.7 million was attributable to the non-recurring acquisition costs net of taxes. Without these costs, net income would have been $6.2 million or $0.28 per share, an increase of $2.5 million or 66.7%.

     Accretion of preferred stock to redemption value. The accretion of preferred stock to the redemption value relates to JDR's preferred stock that was outstanding in the first quarter prior to its conversion into NCO common stock on March 31, 1999. This non-cash accretion represents the periodic amortization of the difference between the original carrying amount and the mandatory redemption amount.

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

     Cash used in operating activities was $4.1 million during the three months ended March 31, 1999, and cash provided by operating activities was $5.4 million for the comparable period in 1998. The decrease in cash flows from operating activities operations was partially due to the $4.6 million of non-recurring acquisition costs incurred in connection with the JDR acquisition. In addition, the decrease is also the result of the decrease in corporate taxes payable of $4.1 million for the three months ended March 31, 1999 compared to an increase of $772,000 for the same period in 1998, and the increase in accounts receivable of $6.9 million for the three months ended March 31, 1999 compared to an increase of $2.0 million for the same period in 1998

     Cash used in investing activities was $9.0 million during the three months ended March 31, 1999 compared to $18.4 million for the comparable period in 1998. The decrease was primarily due to the cash portion of the purchase price of AFECD and TRC in the first quarter of 1998. This decrease was partially offset by acquisition related expenses paid during the first quarter of 1999 in connection with the acquisition of MSC.

     During the three months ended March 31, 1999, capital expenditures were $4.1 million compared to $1.3 million for the comparable period in 1998.

     Cash used in financing activities was $13.4 million during the three months ended March 31, 1999 compared to $57,000 for the comparable period in 1998. This increase is primarily attributable to $14.0 million of additional borrowings under the Company's revolving credit facility.

     In November 1998, the Company's credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders, was amended, among other things, to increase the Company's credit facility to provide for borrowings up to $200.0 million consisting of a term loan of $125.0 million and a revolving credit facility of up to $75.0 million. Borrowings bear interest at a rate equal to, at the option of the Company , Mellon Bank's prime rate (7.75% at May 14, 1999) or LIBOR plus a margin from 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 4.87% at May 14, 1999). Borrowings are collateralized by substantially all the assets of the Company and are payable in quarterly payments for the term loan beginning on September 30, 1999. The balance will be due upon the expiration of the five year term. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions, capital expenditures and distributions to shareholders.

     In May 1999, the Company signed a commitment letter with Mellon Bank, N.A. to raise its existing credit facility to $350.0 million, structured as a $350.0 million revolving credit facility, to fund the pending acquisition of Co-Source Corporation and to provide additional borrowing capacity for future acquisitions and working capital needs.

     The Company believes that funds generated from operations, together with existing cash and available borrowings under its current credit agreement will be sufficient to finance its current operations, planned capital expenditure requirements and internal growth at least through the next twelve months. In addition, the Company believes that funds generated from operations will be sufficient to fund the future scheduled repayment of the existing borrowings under the Company's credit facility. However, the Company could require additional debt or equity financing if it were to make any other significant acquisitions for cash.

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

     As of March 31, 1999, the Company's balance sheet included goodwill that represented approximately 69.5% of total assets and 137.6% of shareholders' equity.

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

     As of March 31, 1999, the Company has incurred total pre-tax expenses of approximately $422,000 in connection with the year 2000 compliance program. This amount does not include expenses incurred by companies prior to their acquisition by the Company. For the remainder of 1999 and for 2000, the Company expects to incur total pre-tax expenses of approximately $1,012,000 and $180,000, per year, respectively. These costs are associated with both internal and external staffing resources for the necessary planning, coordination, remediation, testing and other expenses to prepare its systems for the year 2000. However, a portion of these expenses will not be incremental, but rather represent a redeployment of existing information technology resources. The Company's software has been provided by third-party vendors and the third-party vendors are incorporating the necessary modifications as part of their normal system maintenance. The majority of the costs will be incurred through the modification and testing of electronic data interchange formats with the Company's clients and the testing of modifications performed by its third-party vendors. The cost of planning and initial remediation incurred to date has not been significant.

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


Item 3
                     Quantitative and Qualitative Disclosures
                               about Market Risk

     Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

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

Item 2.  Changes in Securities
         ---------------------

         On February 15, 1999, the Company issued 63,755 shares of Common Stock upon the conversion of a convertible note issued in connection with the acquisition of Goodyear & Associates in January 1997. These shares were issued by the Company in reliance upon the exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders
         -----------------------------------------------

         A Special Meeting of Shareholders was held on March 31, 1999 to consider and vote on a proposal to approve the acquisition of JDR. The shareholders approved the proposal by the following vote:

         For            Against          Abstain          Broker Non-Vote
         ---            -------          -------          ---------------
     15,738,074          3,615            5,287                -0-

Item 5.  Other Information
         -----------------

         On April 19, 1999, the Company signed a definitive agreement to acquire all of outstanding stock of Co-Source Corporation ("Co-Source") for $121 million in cash, subject to certain adjustments, plus a warrant to purchase 250,000 shares of NCO common stock. Co-Source Corporation, including its wholly owned subsidiaries, Milliken & Michaels, Inc., Metropolitan Consumer Collection Services, Inc., and International Account Systems, Inc., is the leading provider of commercial collection services in the United States. The acquisition is scheduled to close during the second quarter of 1999.

         On May 13, 1999, the Company signed a definitive agreement to acquire all of the outstanding shares of Compass International Services Corporation ("Compass") for approximately 3.4 million shares of NCO common stock. The acquisition of Compass is based on an exchange ratio of .23739 shares of NCO common stock for each outstanding share of Compass stock. Based on the closing stock price on May 12, 1999, the acquisition is estimated to have a value of approximately $112.4 million. The transaction will be accounted for using the purchase method of accounting and is expected to be treated as a tax-free reorganization. The acquisition is subject to the following contingencies: (i) sale of Compass's Print and Mail Division; (ii) regulatory approval; (iii) Compass shareholder approval; and (iv) Compass's option to terminate the transaction if the average closing price of NCO's common stock for the five days prior to the closing date falls below $27.50. The acquisition is scheduled to close during the third quarter of 1999.

Item 6.  Exhibits and Reports on 8-K
         ---------------------------

(a)      Exhibits

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

          Date of Report      Item Reported
          --------------      -------------
          2/16/99             Item 7 - Medaphis Services Corporation acquisition
          4/15/99             Item 2 - JDR Holdings, Inc. acquisition

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 17, 1999                    By: /s/ Michael J. Barrist
                                             ----------------------
                                             Michael J. Barrist
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (principal executive officer)



Date:    May 17, 1999                    By: /s/ Steven L. Winokur
                                             ---------------------
                                             Steven L. Winokur
                                             Executive Vice President, Finance,
                                             Chief Financial Officer and
                                             Treasurer