Form 10-Q
period 1999-06-30
NCO GROUP INC
filed 1999-08-16
CIK 1022608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___


         The number of shares outstanding of each of the issuer's classes of common stock was 21,595,406 shares common stock, no par value, outstanding as of August 12, 1999.

                                 NCO GROUP, INC.
                                      INDEX

                                                                            PAGE

 Part I                       FINANCIAL INFORMATION

     Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
                  December 31, 1998 and June 30, 1999                         3

              Consolidated Statements of Income -
                  Three months and six months ended
                  June 30, 1998 and 1999                                      4

              Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1998 and 1999                     5

              Notes to Consolidated Financial Statements                      6

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 16

     Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                             21

PART II                                                                       22

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

Part 1 - Financial Information
Item 1 - Financial Statements

                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                  December 31,          June 30,
                                               ASSETS                                 1998                1999
                                                                                  ------------         ---------
Current assets:
    Cash and cash equivalents                                                      $ 23,560            $ 30,972
    Accounts receivable, trade, net of allowance for
      doubtful accounts of $3,998 and $4,235, respectively                           54,443              70,417
    Purchased accounts receivable                                                     1,597               4,143
    Deferred taxes                                                                    1,348                 740
    Other current assets                                                              2,930               4,964
                                                                                   --------            --------
       Total current assets                                                          83,878             111,236

Funds held in trust for clients

Property and equipment, net                                                          27,062              34,195

Other assets:
    Intangibles,  net of accumulated amortization                                   297,347             441,182
    Other assets                                                                      6,522               5,506
                                                                                   --------            --------
       Total other assets                                                           303,869             446,688
                                                                                   --------            --------
Total assets                                                                       $414,809            $592,119
                                                                                   ========            ========
                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Long-term debt, current portion                                                $  8,288            $    866
    Corporate taxes payable                                                           7,737               8,126
    Accounts payable                                                                  8,485               7,012
    Accrued expenses                                                                 13,346              20,249
    Accrued compensation and related expenses                                        10,507              11,948
                                                                                   --------            --------
       Total current liabilities                                                     48,363              48,201

Funds held in trust for clients

Long-term liabilities:
    Long-term debt, net of current portion                                          143,910             298,347
    Deferred taxes                                                                    6,832               9,052
    Other long-term liabilities                                                       4,357              10,931

Redeemable preferred stock                                                           11,882                  --

Commitments and contingencies

Shareholders' equity:
    Preferred stock                                                                   1,853                  --
    Common stock,  no par value, 37,500 shares authorized,
     20,100 and 21,509 shares issued , respectively, and
     19,744 and 21,509 shares outstanding, respectively                             177,835             193,690
    Unexercised warrants                                                              5,450               2,800
    Foreign currency translation adjustment                                          (2,169)             (1,156)
    Retained earnings                                                                20,604              30,254
    Treasury stock, at cost                                                          (4,108)                  -
                                                                                   --------            --------
       Total shareholders' equity                                                   199,465             225,588
                                                                                   --------            --------
Total liabilities and shareholders' equity                                         $414,809            $592,119
                                                                                   ========            ========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                 For the Three Months Ended             For the Six Months Ended
                                                                          June 30,                              June 30,
                                                                ---------------------------            ---------------------------
                                                                  1998               1999                1998               1999
                                                                -------            --------            -------            --------
Revenue                                                         $51,935            $110,704            $92,541            $206,568

Operating costs and expenses:
   Payroll and related expenses                                  26,821              58,552             47,609             109,612
   Selling, general and administrative
     expenses                                                    14,588              30,319             26,777              57,234
   Depreciation and amortization expense                          2,008               4,944              3,650               9,363
   Non-recurring acquisition costs                                   --                  --                 --               4,601
                                                                -------            --------            -------            --------
     Total operating costs and expenses                          43,417              93,815             78,036             180,810
                                                                -------            --------            -------            --------
Income from operations                                            8,518              16,889             14,505              25,758

Other income (expense):
   Interest and investment income                                   264                 281                496                 500
   Interest expense                                                (996)             (4,258)            (1,436)             (7,257)
                                                                -------            --------            -------            --------
     Total other income (expense)                                  (732)             (3,977)              (940)             (6,757)
                                                                -------            --------            -------            --------
Income before provision for income taxes                          7,786              12,912             13,565              19,001

Income tax expense                                                3,135               5,391              5,194               8,974
                                                                -------            --------            -------            --------
Net income                                                        4,651               7,521              8,371              10,027

Accretion of preferred stock to redemption value                   (304)                 --               (605)               (377)
                                                                -------            --------            -------            --------
Net income applicable to common shareholders                    $ 4,347            $  7,521            $ 7,766            $  9,650
                                                                =======            ========            =======            ========
Net income per share:
   Basic                                                          $0.26               $0.35              $0.48               $0.45
   Diluted                                                        $0.24               $0.34              $0.44               $0.43

Weighted average shares outstanding:
   Basic                                                         17,009              21,492             16,317              21,466
   Diluted                                                       18,387              22,347             17,706              22,411

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                                 NCO GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                                 ---------------------------
                                                                                   1998                1999
                                                                                 -------            --------
Cash flows from operating activities:
 Net income                                                                      $ 8,371            $ 10,027
   Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation                                                                 1,646               3,461
      Amortization of intangibles                                                  2,007               5,907
      Write-off of deferred financing costs                                           --                 353
      Provision for doubtful accounts                                                243                 462
      Compensation expense on stock options granted                                  618                  34
      Changes in assets and liabilities, net of acquisitions:
       Accounts receivable, trade                                                 (3,700)            (13,447)
       Purchased accounts receivable                                                 230              (2,546)
       Deferred taxes                                                                567                 221
       Other assets                                                                2,699                (812)
       Accounts payable and accrued expenses                                      (1,743)             (1,536)
       Corporate taxes payable                                                     1,857                 469
       Other long-term liabilities                                                    --                 612
                                                                                 -------            --------
         Net cash provided by operating activities                                12,795               3,205

Cash flows from investing activities:
 Purchase of property and equipment                                               (2,984)             (7,995)
 Net cash paid for acquisitions                                                  (86,964)           (132,603)
                                                                                 -------            --------
         Net cash used in investing activities                                   (89,948)           (140,598)

Cash flows from financing activities:
 Repayment of notes payable                                                         (894)             (7,069)
 Repayment of acquired notes payable                                              (4,653)            (12,500)
 Borrowings under revolving credit agreement                                      74,279             167,465
 Repayment of borrowings under revolving credit agreement                        (74,000)                  -
 Payment of fees to acquire new debt                                                (403)             (3,565)
 Issuance of common stock, net                                                    81,406                 342
                                                                                 -------            --------
         Net cash provided by financing activities                                75,735             144,673

Effect of exchange rate on cash                                                       --                 132
                                                                                 -------            --------
Net (decrease) increase in cash and cash equivalents                              (1,418)              7,412

Cash and cash equivalents at beginning of period                                  30,379              23,560
                                                                                 -------            --------
Cash and cash equivalents at end of period                                       $28,961            $ 30,972
                                                                                 =======            ========

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

2.  Summary of Significant Accounting Policies:

    Interim Financial Information:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 11, 1999.

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

Income taxes were computed after giving effect to the non-deductible portion of goodwill expenses attributable to certain acquisitions and non-recurring acquisition costs attributable to the acquisition of JDR.

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

Reclassifications:

Certain amounts for December 31, 1998 and for the three months and six months ended June 30, 1998 have been reclassified for comparative purposes.

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

On May 21, 1999, the Company acquired all of the outstanding stock of Co-Source Corporation ("Co-Source") for approximately $122.7 million in cash plus a warrant to purchase 250,000 shares of NCO common stock. The purchase price was valued at approximately $124.6 million. The allocation of the fair market value to the acquired assets and liabilities of Co-Source was based on preliminary estimates and is subject to change.

The following summarizes the unaudited pro forma results of operations for the six months ended June 30, 1998 and 1999, assuming the above acquisitions occurred as of the beginning of the respective periods. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities:

                                                 For the six months ended
                                                          June 30,
                                                 ------------------------
                                                    1998          1999
                                                 ----------    ----------
          Revenue                                 $205,983      $231,211
          Net income                              $  2,510      $  9,193
          Earnings per share - basic              $   0.11      $   0.43
          Earnings per share - diluted            $   0.11      $   0.42


On May 13, 1999, the Company signed a definitive agreement to acquire all of the outstanding shares of Compass International Services Corporation ("Compass") for approximately 3.3 million shares of NCO common stock. The acquisition of Compass is based on an exchange ratio of .23739 shares of NCO common stock for each outstanding share of Compass stock. The purchase price is expected to be valued at approximately $101.8 million. The transaction will be accounted for using the purchase method of accounting and is expected to be treated as a tax-free reorganization. The acquisition is subject to the following contingencies: (i) sale of Compass's Print and Mail Division; (ii) Compass shareholder approval; and (iii) Compass's option to terminate the transaction if the average closing price of NCO's common stock for the five days prior to the closing date falls below $27.50. The acquisition is scheduled to close during the third quarter of 1999.

    Pooling-of-Interests Transaction:

On March 31, 1999, the Company acquired all of the outstanding shares of JDR Holdings, Inc. ("JDR") for approximately 3.4 million shares of NCO common stock. The transaction was accounted for as a pooling-of-interests and a tax-free reorganization. Accordingly, the historical financial information of the Company has been restated to include the historical information of JDR. The following reconciles the amounts originally reported for revenue, net income applicable to common shareholders and diluted net income per common share for the three months and six months ended June 30, 1998 to the restated amounts, and discloses the amount of revenue and net income applicable to common shareholders separately for each company for the period prior to the acquisition for the three months and six months ended June 30, 1999 (amounts in thousands, except per share data):

                                                           For the three months ended        For the six months ended
                                                                    June 30,                         June 30,
                                                           --------------------------        ------------------------
                                                              1998             1999             1998           1999
                                                           ---------        ---------        ---------      ---------
    Revenue:
     NCO (as originally reported for 1998)                  $38,990         $110,704          $66,599        $192,091
     JDR                                                     12,945               --           25,942          14,477
                                                            -------         --------          -------        --------

     Combined                                               $51,935         $110,704          $92,541        $206,568
                                                            =======         ========          =======        ========

    Net income applicable to common shareholders:
     NCO (as originally reported for 1998)                  $ 3,274         $  7,521          $ 5,590        $ 12,766
     JDR                                                      1,073               --            2,176             578

     Non-recurring acquisition costs, net of taxes               --               --               --          (3,694)
                                                            -------         --------          -------        --------

     Combined                                               $ 4,347         $  7,521          $ 7,766        $  9,650
                                                            =======         ========          =======        ========

    Diluted net income per share:
     As originally reported                                   $0.22                             $0.39
     JDR                                                       0.02                              0.05
                                                            =======                           =======

     Combined                                                 $0.24                             $0.44
                                                            =======                           =======

For the six months ended June 30, 1999, the Company incurred $4.6 million of non-recurring acquisition costs in connection with the JDR acquisition. These costs consisted primarily of investment banking, accounting, and legal fees, and printing costs. Theses costs were predominantly non-deductible for tax purposes and as a result caused the effective tax rate to increase from 42.0% for the year ended December 31, 1998 to 47.2% for the six months ended June 30, 1999.

4.  Comprehensive Income:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income is as follows (amounts in thousands):

                                                      For the three months       For the six months ended
                                                         ended June 30,                   June 30,
                                                      --------------------       ------------------------
                                                        1998        1999           1998            1999
                                                      --------    --------       --------        --------
    Net income                                         $4,651      $7,521         $8,371         $10,027


    Foreign currency  translation adjustment               --         950             --           1,013
                                                       ------      ------         ------         -------

    Comprehensive income                               $4,651      $8,471         $8,371         $11,040
                                                       ======      ======         ======         =======

5.  Funds Held in Trust for Clients:

In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held in trust for clients of $32.2 million and $44.3 million at December 31, 1998 and June 30, 1999, respectively, have been shown net of their offsetting liability for financial statement presentation purposes.

6.  Long-Term Debt:

In May 1999, the Company's credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders, was amended to, among other things, increase the Company's credit facility to provide for borrowings up to $350.0 million, structured as a $350.0 million revolving credit facility. Borrowings bear interest at a rate equal to, at the option of the Company, Mellon Bank's prime rate plus a margin from 0.00% to 0.25% depending on the Company's consolidated funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio (Mellon Bank's prime rate was 7.75% at June 30, 1999) or LIBOR plus a margin from 1.00% to 2.00% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 5.22% at June 30, 1999). Borrowings are collateralized by substantially all the assets of the Company. The balance under the revolving credit facility will be due upon the expiration of the five year term. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions, capital expenditures and distributions to shareholders.

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

7.  Redeemable Preferred Stock:

                                                                                   December 31,
                                                                                       1998
                                                                                   ------------
            Redeemable Series A Preferred stock, no par value, 416,645 shares
              authorized, 271,148 shares issued and outstanding                    $ 5,394,000

            Convertible Series A Preferred stock, no par value,
              554,970 shares authorized, 362,725 shares issued and
              outstanding                                                            4,601,000

            Convertible Series B Preferred stock, no par value, 204,033
              shares authorized, 148,758 shares issued and outstanding               1,887,000
                                                                                   -----------
                                                                                   $11,882,000
                                                                                   ===========

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

On May 21, 1999, the Company issued warrants to purchase a total of 250,000 shares of common stock at an exercise price of $32.97 per share as part of the purchase price from the Co-Source Corporation acquisition. The warrants expire on May 20, 2009.

    Treasury Stock

The Company had 44,000 shares of nonvoting common stock and 312,000 shares of voting common stock in Treasury at December 31, 1998. All of the treasury shares were retired on March 31, 1999.

9.  Earnings Per Share:

Basic earnings per share was computed by dividing the net income available to common shareholders for the three months and six months ended June 30, 1998 and 1999 by the weighted average number of shares outstanding. Diluted earnings per share were computed by dividing the net income available to common shareholders for the three months and six months ended June 30, 1998 and 1999 by the weighted average number of shares outstanding including all common equivalent shares. The diluted earnings per share computations for the three months and six months ended June 30, 1998 and the six months ended June 30, 1999 have also been adjusted for the effects of interest expense attributable to convertible debt. Outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive.

The reconciliation of basic to diluted earnings per share ("EPS") consists of the following (amounts in thousands, except per share amounts):

                                   For the three months ended June 30,         For the six months ended June 30,
                                -----------------------------------------  -----------------------------------------
                                       1998                 1999                  1998                 1999
                                -------------------- --------------------  -------------------- --------------------
                                 Shares      EPS      Shares      EPS       Shares      EPS      Shares       EPS
                                --------- ---------- --------- ----------  --------- ---------- --------- ----------

Basic                            17,009    $ 0.26     21,492     $ 0.35     16,317    $  0.48    21,466    $  0.45
Dilutive effect of warrants         726     (0.01)       160         --        729      (0.02)      171         --
Dilutive effect of options          588     (0.01)       695      (0.01)       596      (0.02)      758      (0.02)
Dilutive effect of
  convertible notes                  64        --         --         --         64         --        16         --
                                 ------    ------     ------    -------     ------    -------    ------    -------
Diluted                          18,387    $ 0.24     22,347    $  0.34     17,706    $  0.44    22,411    $  0.43
                                 ======    ======     ======    =======     ======    =======    ======    =======

10. Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the six months ended June 30, 1998 and 1999 (amounts in thousands):

                                                                   1998            1999
                                                               -----------     -----------
         Non-cash investing and financing activities:
           Fair value of assets acquired                         $34,093          $5,831
           Liabilities assumed from acquisitions                  19,732           5,245
           Convertible note payable, exercised for
            common stock                                              --             900
           Warrants issued for acquisitions                           --           1,925
           Warrants exercised                                        247           4,575

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

The Company is currently organized into market segment specific operating divisions that are responsible for all aspects of client sales, client service and operational delivery of services. The operating divisions, which are each headed by a divisional chief executive officer, include Accounts Receivable Management Services, Technology-Based Outsourcing Services, Healthcare Services, Commercial Services, International Operations and Marketing Strategy.

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

The Commercial Services division focuses on providing accounts receivable management and collection services to the commercial market

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

The following table represents the segment information for the three months ended June 30, 1998 (amounts in thousands):

                                                           Payroll and     Selling General
                                                             Related          and Admin.
                                          Revenue            Expenses         Expenses           EBITDA
                                          -------          -----------     ---------------       ------
A/R Management                            $31,880           $15,893           $ 9,256            $ 6,731
Tech-Based Outsourcing                     11,353             5,840             2,873              2,640
Healthcare Services                            --                --                --                 --
Commercial Services                            --                --                --                 --
International Operations                    4,334             2,365             1,339                630
Marketing Strategy                          4,368             2,723             1,120                525
                                          -------           -------           -------            -------
EBITDA                                    $51,935           $26,821           $14,588            $10,526
                                          =======           =======           =======            =======

The following table represents the segment information for the three months ended June 30, 1999 (amounts in thousands):

                                                          Payroll and      Selling General
                                                            Related           and Admin.
                                          Revenue           Expenses          Expenses            EBITDA
                                         --------         -----------     ---------------        -------
A/R Management                            $38,453           $18,920           $11,275            $ 8,258
Tech-Based Outsourcing                     12,703             6,944             3,220              2,539
Healthcare Services                        35,283            18,396             9,820              7,067
Commercial Services                         9,331             5,353             2,201              1,777
International Operations                    8,185             4,761             2,235              1,189
Marketing Strategy                          6,749             4,178             1,568              1,003
                                         --------           -------           -------            -------
EBITDA                                   $110,704           $58,552           $30,319            $21,833
                                         ========           =======           =======            =======

The following table represents the segment information for the six months ended June 30, 1998 (amounts in thousands):

                                                          Payroll and      Selling General
                                                            Related           and Admin.
                                          Revenue           Expenses          Expenses            EBITDA
                                         --------         -----------     ---------------        -------
A/R Management                            $57,163           $28,368           $17,305            $11,490
Tech-Based Outsourcing                     22,884            11,602             6,025              5,257
Healthcare Services                            --                --                --                 --
Commercial Services                            --                --                --                 --
International Operations                    4,334             2,365             1,339                630
Marketing Strategy                          8,160             5,274             2,101                785
Other                                          --                --                 7                 (7)
                                         --------           -------           -------            -------
EBITDA                                    $92,541           $47,609           $26,777            $18,155
                                         ========           =======           =======            =======

The following table represents the segment information for the six months ended June 30, 1999 (amounts in thousands):

                                                                              Selling              Non-
                                                          Payroll and      General and         Recurring
                                                            Related            Admin.          Acquisition
                                          Revenue           Expenses         Expenses             Costs           EBITDA
                                         --------         -----------      -----------         -----------        ------
A/R Management                           $ 76,854          $ 37,770           $22,212             $   --         $16,872
Tech-Based Outsourcing                     24,829            13,712             6,331                 --           4,786
Healthcare Services                        67,013            35,659            19,065                 --          12,289
Commercial Services                         9,331             5,353             2,201                 --           1,777
International Operations                   15,456             9,018             4,256                 --           2,182
Marketing Strategy                         13,085             8,100             3,164                 --           1,821
Other                                          --                --                 5              4,601          (4,606)
                                         --------          --------           -------             ------         -------
EBITDA                                   $206,568          $109,612           $57,234             $4,601         $35,121
                                         ========          ========           =======             ======         =======

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

Item 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's objective to grow through strategic acquisitions and internal growth, the impact of acquisitions on the Company's earnings, the Company's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Company's future operating performance, year 2000 compliance, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report, certain risks, uncertainties and other factors, including, without limitation the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, risks associated with growth and future acquisitions, fluctuations in quarterly operating results, risks relating to year 2000 compliance and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, filed on March 31, 1999, and the Company's Registration Statement on Form S-4, filed on July 20, 1999, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Steven L. Winokur, Executive Vice President, Finance/CFO, NCO Group, Inc., 515 Pennsylvania Avenue, Ft. Washington, PA 19034.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenue. Revenue increased $58.8 million or 113.2% to $110.7 million for the three months ended June 30, 1999 from $51.9 million for the comparable period in 1998. Of the increase, $7.9 million was attributable to the addition of new clients and growth in business from existing clients. In addition, $1.7 million of the increase was attributable to addition of new clients and growth in business from existing clients from JDR Holdings, Inc. ("JDR") which was acquired on March 31, 1999 and was accounted for under the pooling-of-interests method of accounting. The remainder of the increase was attributable to the following: $7.6 million was attributable to the acquisition of Co-Source Corporation ("Co-Source") on May 21, 1999; $29.2 million was attributable to the acquisition of Medaphis Services Corporation ("MSC") on November 30, 1998; $6.7 million was attributable to the acquisition of MedSource, Inc. ("MedSource") on July 1, 1998; and $5.7 million was attributable to the acquisition of FCA International Ltd. ("FCA") on May 5, 1998.

     Payroll and related expenses. Payroll and related expenses increased $31.8 million to $58.6 million for the three months ended June 30, 1999 from $26.8 million for the comparable period in 1998, and increased as a percentage of revenue to 52.9% from 51.6%. Payroll and related expenses increased as a percentage of revenue primarily as a result of higher payroll costs from the MSC, JDR and Co-Source acquisitions during their transition into the NCO operating cost model. In addition, the market research division and the commercial services division have higher payroll cost structures than that of the remainder of the Company. These higher costs were partially offset by lower payroll costs related to the MedSource acquisition and by spreading the cost of management and administrative personnel over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $15.7 million to $30.3 million for the three months ended June 30, 1999 from $14.6 million for the comparable period in 1998, but decreased as a percentage of revenue to 27.4% from 28.1%. The decrease as a percentage of revenue was, in part, the result of additional operating efficiencies obtained when selling, general and administrative expenses were spread over a larger revenue base. In addition, a portion of the decrease was attributable to the market research division and the commercial services division having lower selling, general and administrative expense structures than that of the Company's core business. These decreases as a percentage of revenue were partially offset by the higher cost structures of some of the acquired companies.

     Depreciation and amortization. Depreciation and amortization increased to $4.9 million for the three months ended June 30, 1999 from $2.0 million for the comparable period in 1998. Of this increase, $320,000 was attributable to the Co-Source acquisition, $1,042,000 was attributable to the MSC acquisition, $430,000 was attributable to the MedSource acquisition, and $534,000 was attributable to the FCA acquisition. The remaining $610,000 million consisted of depreciation resulting from normal capital expenditures incurred in the ordinary course of business.

     Other income (expense). Interest and investment income increased $17,000 to $281,000 for the three months ended June 30, 1999 from $264,000 for the comparable period in 1998. Interest expense increased to $4.3 million for the three months ended June 30, 1999 from $996,000 for the comparable period in 1998. The increase was primarily attributable to the Company financing a portion of the MedSource acquisition and all of the MSC and Co-Source acquisitions with borrowings of $25.5, $107.5 and $126.2 million, respectively, under the revolving credit facility.

     Income tax expense. Income tax expense increased to $5.4 million, or 41.8% of income before taxes, for the three months ended June 30, 1999 from $3.1 million, or 40.3% of income before taxes, for the comparable period in 1998. The increase in the effective tax rate is primarily attributable to the impact of the non-deductible goodwill related to certain acquisitions.

     Net income. Net income increased $2.8 million or 61.7% to $7.5 million for the three months ended June 30, 1999 from $4.7 million for the comparable period in 1998 and 1999.

     Accretion of preferred stock to redemption value. The accretion of preferred stock to the redemption value in the second quarter of 1998 relates to JDR's preferred stock that was outstanding prior to its conversion into NCO common stock on March 31, 1999. This non-cash accretion represents the periodic amortization of the difference between the original carrying amount and the mandatory redemption amount.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenue. Revenue increased $114.1 million or 123.2% to $206.6 million for the three months ended June 30, 1999 from $92.5 million for the comparable period in 1998. Of the increase, $15.8 million was attributable to the addition of new clients and growth in business from existing clients. In addition, $3.2 million of the increase was attributable to addition of new clients and growth in business from existing clients from JDR. The remainder of the increase was attributable to the following: $7.6 million was attributable to the acquisition of Co-Source; $56.0 million was attributable to the acquisition of MSC; $12.7 million was attributable to the acquisition of MedSource; and $18.8 million was attributable to the acquisition of FCA.

     Payroll and related expenses. Payroll and related expenses increased $62.0 million to $109.6 million for the six months ended June 30, 1999 from $47.6 million for the comparable period in 1998, and increased as a percentage of revenue to 53.1% from 51.4%. Payroll and related expenses increased as a percentage of revenue primarily as a result of higher payroll costs from the MSC, JDR and Co-source acquisitions during their transition into the NCO operating cost model. In addition, the market research division and the commercial services division have higher payroll cost structures than that of the remainder of the Company. These higher costs were partially offset by lower payroll costs related to the MedSource acquisition and by spreading the cost of management and administrative personnel over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $30.5 million to $57.2 million for the six months ended June 30, 1999 from $26.8 million for the comparable period in 1998, but decreased as a percentage of revenue to 27.7% from 28.9%. The decrease as a percentage of revenue was, in part, the result of additional operating efficiencies obtained when selling, general and administrative expenses were spread over a larger revenue base. In addition, a portion of the decrease was attributable to the market research division and the commercial services division having lower selling, general and administrative expense structures than that of the Company's core business. These decreases as a percentage of revenue were partially offset by the higher cost structures of some of the acquired companies.

     Depreciation and amortization. Depreciation and amortization increased to $9.4 million for the six months ended June 30, 1999 from $3.7 million for the comparable period in 1998. Of this increase, $320,000 was attributable to the Co-Source acquisition, $2,087,000 was attributable to the MSC acquisition, $876,000 was attributable to the MedSource acquisition, and $1,198,000 was attributable to the FCA acquisition. The remaining $1,232,000 million consisted of depreciation resulting from normal capital expenditures incurred in the ordinary course of business.

     Non-recurring acquisition costs. In the first quarter of 1999, the Company incurred $4.6 million of non-recurring acquisition costs in connection with the acquisition of JDR. These costs consisted primarily of investment banking, legal, and accounting fees, and printing costs.

     Other income (expense). Interest and investment income increased $4,000 to $500,000 for the six months ended June 30, 1999 from $496,000 for the comparable period in 1998. Interest expense increased to $7.3 million for the six months ended June 30, 1999 from $1.4 million for the comparable period in 1998. The increase was primarily attributable to the Company financing a portion of the MedSource acquisition and all of the MSC and Co-Source acquisitions with borrowings of $25.5, $107.5 and $126.2 million, respectively, under the revolving credit facility.

     Income tax expense. Income tax expense increased to $9.0 million, or 47.2% of income before taxes, for the six months ended June 30, 1999 from $5.2 million, or 38.3% of income before taxes, for the comparable period in 1998. The increase in the effective tax rate is partially attributable to the $4.6 million of non-recurring acquisition costs, a portion of which were non-deductible for tax purposes, incurred in the first quarter of 1999. In addition, the increase in the effective tax rate is also related to the impact of the non-deductible goodwill related to certain acquisitions.

     Net income. Net income increased $1.7 million or 19.8% to $10.0 million for the six months ended June 30, 1999 from $8.4 million for the comparable period in 1998. Included in net income for the six months ended June 30, 1999 was $3.7 million of expenses attributable to the non-recurring acquisition costs net of taxes. Without these costs, net income would have been $13.7 million or $0.61 per share, an increase of $5.3 million or 63.5%.

     Accretion of preferred stock to redemption value. The accretion of preferred stock to the redemption value relates to JDR's preferred stock that was outstanding prior to its conversion into NCO common stock on March 31, 1999. This non-cash accretion represents the periodic amortization of the difference between the original carrying amount and the mandatory redemption amount.

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

     Cash provided by operating activities was $3.2 million during the six months ended June 30, 1999 compared to $12.8 million for the comparable period in 1998. The decrease in cash flows from operating activities was partially attributable to the $4.6 million of non-recurring acquisition costs paid in the second quarter of 1999 as a result of the acquisition of JDR on March 31, 1999. In addition, the decrease was attributable to the $13.4 million increase in accounts receivable for the six months ended June 30, 1999 compared to an increase of $3.7 million for the same period in 1998. This increase in accounts receivable was primarily attributable to the increase in revenue for the six months ended June 30, 1999 compared to the same period in 1998. Finally, the decrease was also attributable to the $2.5 million increase in purchased accounts receivable for the six months ended June 30, 1999 compared to a decrease of $230,000 for the same period in 1998.

     Cash used in investing activities was $140.60 million during the six months ended June 30, 1999 compared to $89.9 million for the comparable period in 1998. The increase was primarily due to the cash portion of the purchase price of Co-Source and the acquisition related expenses from MSC paid during the first six months of 1999 compared to the cash portion of the purchase prices for the acquisitions of AFECD, TRC and FCA during the first six months of 1998.

     During the six months ended June 30, 1999, capital expenditures were $8.0 million compared to $3.0 million for the comparable period in 1998.

     Cash provided by financing activities was $144.7 million during the six months ended June 30, 1999 compared to $75.7 million for the comparable period in 1998. This increase was primarily attributable to the borrowings under the Company's revolving credit facility that were used to finance the acquisition of Co-Source. A portion of this increase was offset by the proceeds from the 1998 Offering completed in June 1998.

     In May 1999, the Company's credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders, was amended to, among other things, increase the Company's credit facility to provide for borrowings up to $350.0 million, structured as a $350.0 million revolving credit facility. Borrowings bear interest at a rate equal to, at the option of the Company, Mellon Bank's prime rate plus a margin from 0.00% to 0.25% depending on the Company's consolidated funded debt to EBITDA ratio (Mellon Bank's prime rate was 7.75% at June 30, 1999) or LIBOR plus a margin from 1.00% to 2.00% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 5.22% at June 30, 1999). Borrowings are collateralized by substantially all the assets of the Company. The balance under the revolving credit facility will be due upon the expiration of the five year term. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions, capital expenditures and distributions to shareholders.

     The Company believes that funds generated from operations, together with existing cash and available borrowings under its current credit agreement will be sufficient to finance its current operations, planned capital expenditure requirements and internal growth at least through the next twelve months. However, the Company could require additional debt or equity financing if it were to make any other significant acquisitions for cash during that period.

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

     As of June 30, 1999, the Company's balance sheet included goodwill that represented approximately 73.4% of total assets and 192.7% of shareholders' equity.

     If management has incorrectly overestimated the length of the amortization period for goodwill, earnings reported in periods immediately following the acquisition would be overstated. In later years, NCO would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the business. Earnings in later years also could be significantly affected if management determined then that the remaining balance of goodwill was impaired.

     Management concluded that the anticipated future cash flows associated with intangible assets recognized in the acquisitions will continue indefinitely, and there is no persuasive evidence that any material portion will dissipate over a period shorter than the respective amortization period.

     Year 2000 System Modifications

     NCO has implemented a program to evaluate and address the impact of the year 2000 on its information technology systems in order to insure that its network and software will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. This program includes steps to: (a) identify software that require date code remediation; (b) establish timelines for availability of corrective software releases; (c) implement the fix to a test environment and test the remediated product; (d) integrate the updated software to NCO's production environment; (e) communicate and work with clients to implement year 2000 compliant data exchange formats; and (f) provide management with assurance of a seamless transition to the year 2000. The identification phase has been completed and the final software updates have been received. In addition, the testing and acceptance procedures have been completed. The Company will continue to coordinate the year 2000 compliance effort throughout the balance of 1999 to synchronize data exchange formats with clients.

     NCO has also implemented a program to evaluate and address the impact of year 2000 on its non-information technology systems, which include the Company's telecommunications systems, business machines, and building and premises systems. This program includes steps to: (a) review existing systems to identify potential issues; (b) review these issues with major external suppliers; and (c) develop a contingency plan. The Company has identified the issues and reviewed them with its external suppliers. As a result, a contingency plan was developed that includes procedures designed to: (i) re-route inbound and outbound telephone calls; (ii) switch to alternative providers of telecommunications services; (iii) utilize power generators at certain facilities; and (iv) arrange for alternative transportation for employees dependent on public transportation.

     As of June 30, 1999, the Company has incurred total pre-tax expenses of approximately $667,000 in connection with the year 2000 compliance program. This amount does not include expenses incurred by companies prior to their acquisition by the Company. For the remainder of 1999 and for 2000, the Company expects to incur total pre-tax expenses of approximately $864,000 and $185,000, per year, respectively. These costs are associated with both internal and external staffing resources for the necessary planning, coordination, remediation, testing and other expenses to prepare its systems for the year 2000. However, a portion of these expenses will not be incremental, but rather represent a redeployment of existing information technology resources. The Company's software has been provided by third-party vendors and the third-party vendors are incorporating the necessary modifications as part of their normal system maintenance. The majority of the costs will be incurred through the modification and testing of electronic data interchange formats with the Company's clients and the testing of modifications performed by its third-party vendors. The cost of planning and initial remediation incurred to date has not been significant.

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

Item 2. Changes in Securities

        On May 21, 1999, the Company issued warrants to purchase a total of 250,000 shares of Common Stock at an exercise price of $32.97 per share as part of the purchase price from the Co-Source Corporation acquisition. The warrants expire on May 20, 2009. The holders are entitled to demand and piggyback registration rights. These warrants were issued by the Company in reliance upon the exemption from the registration requirements provided by
    Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

    None - not applicable

Item 4. Submission of Matters to a Vote of Shareholders

        The Annual Meeting of Shareholders of the Company was held on May 26, 1999. At the Annual Meeting, the shareholders elected Charles C. Piola, Jr., Eric S. Siegel and Stuart Wolf as directors for a term of three years as described below:

                                                      Number of Votes
                                                      ---------------
                                                                       Withhold
     Name                                      For                     Authority
     ----                                      ---                     ---------
     Charles C. Piola, Jr.                     19,232,028              232,024
     Eric S. Siegel                            19,258,528              205,524
     Stuart Wolf                               19,282,841              181,211

        In addition, the terms of the following directors continued after the Annual Meeting: Michael J. Barrist, David E. D'Anna, Bernard R. Miller and Allen F. Wise.

        At the Annual Meeting, the shareholders also approved an amendment to the 1996 Stock Option Plan as follows:

        For            Against            Abstain            Broker Non-Vote
        ---            -------            -------            ---------------
        17,054,804     2,394,135          15,113             0

Item 5. Other Information

    None - not applicable

Item 6. Exhibits and Reports on 8-K

    (a) Exhibits

        27.1  Financial Data Schedule

    (b) Reports on Form 8-K

        Date of Report     Item Reported
        4/15/99            Item 2 - JDR Holdings, Inc. acquisition
        5/28/99            Item 7 - JDR Holdings, Inc. acquisition
        6/4/99             Item 2 - Co-Source Corporation acquisition and
                            Item 5 - Compass International Services Corporation acquisition and Amendment to Credit Agreement
        6/11/99            Item 5 and Item 7 - JDR Holdings, Inc. acquisition
        8/4/99             Item 5 and Item 7 - Co-Source Corporation acquisition

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 16, 1999                       By: /s/ Michael J. Barrist
                                                --------------------------------
                                                Michael J. Barrist
                                                Chairman of the Board, President
                                                and Chief Executive Officer
                                                (principal executive officer)



Date: August 16, 1999                       By: /s/ Steven L. Winokur
                                                --------------------------------
                                                Steven L. Winokur
                                                Executive Vice President,
                                                Finance, Chief Financial Officer
                                                and Treasurer