Form 10-Q
period 1999-09-30
NCO GROUP INC
filed 1999-11-15
CIK 1022608

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from      to


                         COMMISSION FILE NUMBER 0-21639


                                 NCO GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                  PENNSYLVANIA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


             515 Pennsylvania Avenue, Fort Washington, Pennsylvania
             ------------------------------------------------------
                    (Address of principal executive offices)


                                   23-2858652
                      ------------------------------------
                      (IRS Employer Identification Number)


                                      19034
                                   ----------
                                   (Zip Code)


                                  215-793-9300
               ---------------------------------------------------
               (Registrant's telephone number including area code)


               ---------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X   No
                                    ---    ---

         The number of shares outstanding of each of the issuer's classes of common stock was 25,374,145 shares common stock, no par value, outstanding as of November 12, 1999.

                                 NCO GROUP, INC.
                                      INDEX


                                                                            PAGE
Part I                     FINANCIAL INFORMATION

     Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
                  December 31, 1998 and September 30, 1999                     3

              Consolidated Statements of Income -
                  Three months and nine months ended
                  September 30, 1998 and 1999                                  4

              Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1998 and 1999                5

              Notes to Consolidated Financial Statements                       6

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 15

     Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                             20

PART II                                                                       21

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

Part 1 - Financial Information
Item 1 - Financial Statements


                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Amounts in thousands)

                                                                         December 31,       September 30,
                                   ASSETS                                    1998                1999
                                                                        ------------       -------------
Current assets:
     Cash and cash equivalents                                            $ 23,560            $ 48,845
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $3,998 and $5,284, respectively              54,443              84,003
     Purchased accounts receivable                                           1,597               5,771
     Deferred taxes                                                          1,348               1,617
     Other current assets                                                    2,930               5,822
                                                                         ---------            --------
          Total current assets                                              83,878             146,058

Funds held in trust for clients

Property and equipment, net                                                 27,062              45,020

Other assets:
     Intangibles,  net of accumulated amortization                         297,347             571,491
     Other assets                                                            6,522               6,024
                                                                         ---------            --------
           Total other assets                                              303,869             577,515
                                                                         ---------            --------
Total assets                                                             $ 414,809            $768,593
                                                                         =========            ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                     $   8,288            $  2,054
     Corporate taxes payable                                                 7,737              18,007
     Accounts payable                                                        8,485              13,694
     Accrued expenses                                                       13,346              28,096
     Accrued compensation and related expenses                              10,507              18,280
                                                                         ---------            --------
          Total current liabilities                                         48,363              80,131

Funds held in trust for clients

Long-term liabilities:
     Long term debt, net of current portion                                143,910             323,792
     Deferred taxes                                                          6,832              11,625
     Other long-term liabilities                                             4,357              11,101

Redeemable preferred stock                                                  11,882                   -

Commitments and contingencies

Shareholders' equity:
     Preferred stock                                                         1,853                   -
     Common stock,  no par value, 37,500 shares authorized,
         20,100 and 25,189 shares issued, respectively, and
         19,744 and 25,189 shares outstanding, respectively                177,835             300,962
     Unexercised warrants                                                    5,450               2,800
     Foreign currency translation adjustment                                (2,169)               (974)
     Retained earnings                                                      20,604              39,156
     Treasury stock, at cost                                                (4,108)                  -
                                                                         ---------            --------
           Total shareholders' equity                                      199,465             341,944
                                                                         ---------            --------
Total liabilities and shareholders' equity                               $ 414,809            $768,593
                                                                         =========            ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                 For the Three Months Ended         For the Nine Months Ended
                                                                        September 30,                        September 30,
                                                                 ----------------------------       --------------------------
                                                                   1998                1999            1998             1999
                                                                 --------           ---------       ---------        ---------
Revenue                                                          $ 63,585           $ 136,078       $ 156,126        $ 342,646

Operating costs and expenses:
     Payroll and related expenses                                  33,173              71,465          80,782          181,077
     Selling, general and administrative
       expenses                                                    18,767              37,105          45,544           94,339
     Depreciation and amortization expense                          2,725               6,386           6,375           15,749
     Non-recurring acquisition costs                                    -                   -               -            4,601
                                                                 --------           ---------       ---------        ---------
          Total operating costs and expenses                       54,665             114,956         132,701          295,766
                                                                 --------           ---------       ---------        ---------
Income from operations                                              8,920              21,122          23,425           46,880

Other income (expense):
     Interest and investment income                                   322                 366             818              866
     Interest expense                                                (911)             (5,869)         (2,347)         (13,126)
                                                                 --------           ---------       ---------        ---------
          Total other income (expense)                               (589)             (5,503)         (1,529)         (12,260)
                                                                 --------           ---------       ---------        ---------
Income before provision for income taxes                            8,331              15,619          21,896           34,620

Income tax expense                                                  3,951               6,717           9,145           15,691
                                                                 --------           ---------       ---------        ---------
Net  income                                                         4,380               8,902          12,751           18,929

Accretion of preferred stock to redemption value                     (626)                  -          (1,231)            (377)
                                                                 --------           ---------       ---------        ---------
Net  income applicable to common shareholders                     $ 3,754             $ 8,902        $ 11,520         $ 18,552
                                                                 ========           =========       =========        =========

Net income per share:
     Basic                                                         $ 0.19              $ 0.38        $   0.65         $   0.84
     Diluted                                                       $ 0.17              $ 0.37        $   0.61         $   0.81

Weighted average shares outstanding:
     Basic                                                         20,289              23,169          17,641           22,034
     Diluted                                                       21,606              24,152          19,006           22,992



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 NCO GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                For the Nine Months Ended
                                                                                       September 30,
                                                                             ------------------------------
                                                                                1998                  1999
                                                                             ----------             -------
Cash flows from operating activities:
  Net income                                                                    $12,751             $18,929
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                                2,628               5,733
      Amortization of intangibles                                                 3,747              10,016
      Write-off of deferred financing costs                                           -                 353
      Provision for doubtful accounts                                               635               1,172
      Compensation expense on stock options granted                                 652                  34
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable, trade                                               (6,697)            (17,366)
        Purchased accounts receivable                                               432              (4,174)
        Deferred taxes                                                            1,902               2,521
        Other assets                                                                749              (1,100)
        Accounts payable and accrued expenses                                    (1,330)              4,191
        Corporate taxes payable                                                   2,792               4,821
        Other long-term liabilities                                               2,403               1,028
                                                                               --------            --------
             Net cash provided by operating activities                           20,664              26,158

Cash flows from investing activities:
  Purchase of property and equipment                                             (5,977)            (14,348)
  Net cash paid for acquisitions                                               (107,127)           (130,897)
                                                                               --------            --------
             Net cash used in investing activities                             (113,104)           (145,245)

Cash flows from financing activities:
  Repayment of notes payable                                                     (1,181)             (7,672)
  Repayment of acquired notes payable                                           (21,919)            (42,000)
  Borrowings under revolving credit agreement                                   109,279             196,965
  Repayment of borrowings under revolving credit agreement                      (84,193)             (4,000)
  Payment of fees to acquire new debt                                              (493)             (3,565)
  Issuance of common stock, net                                                  91,281               4,588
  Redemption of common stock, net                                                   (11)                  -
                                                                               --------            --------
             Net cash provided by financing activities                           92,763             144,316

Effect of exchange rate on cash                                                    (659)                 56
                                                                               --------            --------

Net increase in cash and cash equivalents                                          (336)             25,285

Cash and cash equivalents at beginning of period                                 30,379              23,560
                                                                               --------            --------

Cash and cash equivalents at end of period                                     $ 30,043            $ 48,845
                                                                               ========            ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 NCO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Nature of Operations:

NCO Group, Inc. (the "Company") is a leading provider of accounts receivable management and other outsourced revenue cycle management services. The Company's client base is comprised of companies located throughout North America, the United Kingdom and in Puerto Rico in the financial services, healthcare, retail, commercial, education, utilities, government and telecommunications sectors.

2.  Summary of Significant Accounting Policies:

    Interim Financial Information:

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 11, 1999.

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

Income taxes were computed after giving effect to the non-deductible portion of goodwill expenses attributable to certain acquisitions and non-recurring acquisition costs attributable to the acquisition of JDR Holdings, Inc. on March 31, 1999.

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

     Goodwill:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Goodwill is amortized on a straight-line basis over its estimated useful life. The estimated useful lives of goodwill ranges from 15 to 40 years. For certain acquisitions, such allocations have been based on estimates which may be revised at a later date. The recoverability of goodwill is periodically reviewed by the Company. In making such determination with respect to goodwill, the Company evaluates the operating results of the underlying business which gave rise to such amount.

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

      Reclassifications:

Certain amounts for December 31, 1998 and for the three months and nine months ended September 30, 1998 have been reclassified for comparative purposes.

3.   Acquisitions:

     Pooling-of-Interests Transaction:

On March 31, 1999, the Company acquired all of the outstanding shares of JDR Holdings, Inc. ("JDR") for approximately 3.4 million shares of NCO common stock. The transaction was accounted for as a pooling-of-interests and a tax-free reorganization. Accordingly, the historical financial information of the Company has been restated to include the historical information of JDR. The following reconciles the amounts originally reported for revenue, net income applicable to common shareholders and diluted net income per common share for the three months and nine months ended September 30, 1998 to the restated amounts, and discloses the amount of revenue and net income applicable to common shareholders separately for each company for the period prior to the acquisition for the three months and nine months ended September 30, 1999 (amounts in thousands, except per share data):

                                                       For the three months ended       For the nine months ended
                                                             September 30,                    September 30,
                                                      -----------------------------    -----------------------------
                                                         1998             1999            1998             1999
                                                      ------------     ------------    ------------    -------------
Revenue:
   NCO (as originally reported for 1998)               $ 51,420           $136,078     $ 118,019        $ 328,169
   JDR (for the period prior to the acquisition)         12,165                 -         38,107           14,477
                                                       --------            -------     ---------        ---------
   Combined                                            $ 63,585          $ 136,078     $ 156,126        $ 342,646
                                                       ========          =========     =========        =========

Net income applicable to common shareholders:
   NCO (as originally reported for 1998)               $  4,324            $ 8,902     $   9,914        $  21,668
   JDR (for the period prior to the acquisition)           (570)                 -         1,606              578
   Non-recurring acquisition costs, net of taxes              -                  -             -           (3,694)
                                                       --------            -------     ---------        ---------
   Combined                                            $  3,754            $ 8,902     $  11,520        $  18,552
                                                       ========            =======     =========        =========

Diluted net income per share:
   NCO (as originally reported)                        $   0.24                        $    0.63
   JDR                                                    (0.07)                           (0.02)
                                                       ========                        =========

   Combined                                            $   0.17                        $    0.61
                                                       ========                        =========


For the nine months ended September 30, 1999, the Company incurred $4.6 million of non-recurring acquisition costs in connection with the JDR acquisition. These costs consisted primarily of investment banking, accounting, and legal fees, and printing costs. Theses costs were predominantly non-deductible for tax purposes and as a result, in conjunction with the amortization expense from non-deductible goodwill, caused the effective tax rate to increase from 42.0% for the year ended December 31, 1998 to 45.3% for the nine months ended September 30, 1999.

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

On May 21, 1999, the Company acquired all of the outstanding stock of Co-Source Corporation ("Co-Source") for approximately $122.7 million in cash plus a warrant to purchase 250,000 shares of NCO common stock. The purchase price was valued at approximately $124.6 million. The allocation of the fair market value to the acquired assets and liabilities of Co-Source was based on preliminary estimates and may be subject to change.

On August 20, 1999, the Company acquired all of the outstanding shares of Compass International Services Corporation ("Compass") for approximately 3.3 million shares of NCO common stock and stock options to purchase approximately 215,000 shares of NCO common stock. The purchase price was valued at approximately $103.0 million. The allocation of the fair market value to the acquired assets and liabilities of Compass was based on preliminary estimates and may be subject to change.

The following summarizes the unaudited pro forma results of operations for the nine months ended September 30, 1998 and 1999, assuming the above acquisitions occurred as of the beginning of the respective periods. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities:
                                                      For the nine months ended
                                                            September 30,
                                                      -------------------------
                                                         1998            1999
                                                      ---------       ---------
          Revenue                                     $ 389,099       $ 432,279
          Net income                                  $  10,216       $  16,952
          Earnings per share - basic                  $    0.38       $    0.68
          Earnings per share - diluted                $    0.36       $    0.66

4.   Comprehensive Income:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income is as follows (amounts in thousands):



                                                      For the three months          For the nine months
                                                      ended September 30,           ended September 30,
                                                    -------------------------    --------------------------
                                                       1998         1999            1998          1999
                                                    -----------  ------------    ------------  ------------
      Net income                                    $   4,380   $    8,902      $   12,751    $   18,929

      Foreign currency translation adjustment
                                                         (392)         182            (658)        1,195
                                                    ---------    ---------       ---------     ---------
      Comprehensive income                          $   3,988   $    9,084      $   12,093    $   20,124
                                                    =========    =========       =========     =========



5.   Funds Held in Trust for Clients:

In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held in trust for clients of $32.2 million and $50.8 million at December 31, 1998 and September 30, 1999, respectively, have been shown net of their offsetting liability for financial statement presentation purposes.

6.   Long-Term Debt:

In May 1999, the Company's credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders, was amended to, among other things, increase the Company's credit facility to provide for borrowings up to $350.0 million, structured as a $350.0 million revolving credit facility. Borrowings bear interest at a rate equal to, at the option of the Company, Mellon Bank's prime rate plus a margin from 0.00% to 0.25% depending on the Company's consolidated funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio (Mellon Bank's prime rate was 8.25% at September 30, 1999) or LIBOR plus a margin from 1.00% to 2.00% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 5.40% at September 30, 1999). Borrowings are collateralized by substantially all the assets of the Company. The balance under the revolving credit facility will be due upon the expiration of the five year term. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions, capital expenditures and distributions to shareholders.

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

On May 29, 1997, JDR entered into a credit agreement (hereinafter referred to as the "JDR Bridge Loan") whereby JDR borrowed $11.0 million to redeem common stock owned by two stockholders and repay all outstanding indebtedness of JDR. Borrowings under the JDR Bridge Loan bore interest at 10%. In connection with the JDR Bridge Loan, the Company recorded debt issuance costs of $185,000, which were fully amortized upon conversion and repayment of the JDR Bridge Loan. On May 30, 1997, $8.3 million of borrowings under the JDR Bridge Loan were converted into redeemable preferred stock (see Note 7) and $2.7 million was repaid with borrowings under the JDR Credit Facility.

On February 15, 1999, the $900,000 convertible note issued in connection with the Goodyear acquisition was converted into 63,755 shares of NCO common stock.

7.   Redeemable Preferred Stock:

                                                                                December 31,
                                                                                   1998
                                                                              ---------------
       Redeemable Series A Preferred stock, no par value, 416,645 shares
         authorized, 271,148 shares issued and outstanding                    $    5,394,000

       Convertible Series A Preferred stock, no par value, 554,970 shares
         authorized, 362,725 shares issued and outstanding                         4,601,000

       Convertible Series B Preferred stock, no par value, 204,033 shares
         authorized, 148,758 shares issued and outstanding                         1,887,000
                                                                              ==============

                                                                              $   11,882,000
                                                                              ==============


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

JDR issued 37,986 shares of Series A Preferred stock to repay $438,000 of borrowings under the JDR Bridge Loan (see Note 6). In addition, JDR issued 12,660 shares of Series A Preferred stock in exchange for certain Redeemable Series A and Series B Preferred stock. The Series A Preferred required a dividend (payable in kind) of 6.0% per year, payable quarterly in arrears. The holders of the Series A Preferred stock could have converted their shares at any time into voting common stock. In addition, the holders of the Series A Preferred stock could have redeemed their shares for their liquidation preference, plus accrued but unpaid dividends, beginning on May 30, 2002. The Series A Preferred stock had limited voting rights, was senior to the Series C Preferred stock and common stock and had a liquidation value of $4.6 million, including dividends of $414,000, at December 31, 1998. All of the Series A Preferred stock was converted into NCO common stock on March 31, 1999.

JDR issued 125,227 shares of Series B Preferred stock to repay $1.3 million of borrowings under the JDR Bridge Loan (see Note 6) and for cash proceeds of $127,000. The Series B Preferred stock required a dividend (payable in kind) of 6.0% per year, payable quarterly in arrears. The holders of the Series B Preferred stock could have converted their shares at any time into nonvoting common stock. In addition, the holders of the Series B Preferred stock could have redeemed these shares for their liquidation preference, plus accrued but unpaid dividends, beginning on May 30, 2002. The Series B Preferred stock had limited voting rights, was senior to the Series C Preferred stock and common stock and had a liquidation value of $1.9 million, including dividends of $170,000, at December 31, 1998. All of the Series B Preferred stock was converted into NCO common stock on March 31, 1999.

8.   Shareholders' Equity:

     Preferred Stock

At December 31, 1998, JDR had 236,678 shares designated as Series C Preferred stock, of which 146,091 shares were issued and outstanding. The Series C Preferred stock required a dividend (payable in kind) of 6.0% per year, payable quarterly in arrears. JDR could have, at its option, redeemed the Series C Preferred, at any time, for its liquidation value. The holders of the Series C Preferred stock could have converted their shares at any time after May 30, 2000, or at the time any shares of Series A Preferred stock or Series B Preferred stock were converted into common stock, into nonvoting common stock. The Series C Preferred stock had a liquidation value of $1.9 million, including dividends of $167,000, at December 31, 1998. All of the Series C Preferred stock was converted into NCO common stock on March 31, 1999.

     Nonvoting Common Stock

At December 31, 1998, JDR had 4,896,795 shares of nonvoting common stock authorized, of which 1,088,000 shares were issued and 1,044,000 shares were outstanding. All of the nonvoting common stock was converted into NCO common stock on March 31, 1999.

     Common Stock Warrants

On May 30, 1997, JDR issued warrants to purchase 620,841 shares of nonvoting common stock at a nominal value in connection with the sale of capital stock and the JDR Credit Facility (see Note 6). All of the warrants were exercised and converted into NCO common stock on March 31, 1999.

On May 21, 1999, the Company issued warrants to purchase a total of 250,000 shares of common stock at an exercise price of $32.97 per share as part of the purchase price from the Co-Source Corporation acquisition. The warrants expire on May 20, 2009.

     Treasury Stock

JDR had 44,000 shares of nonvoting common stock and 312,000 shares of voting common stock in Treasury at December 31, 1998. All of the treasury shares were retired on March 31, 1999.

9.   Earnings Per Share:

Basic earnings per share was computed by dividing the net income available to common shareholders for the three months and nine months ended September 30, 1998 and 1999 by the weighted average number of shares outstanding. Diluted earnings per share were computed by dividing the net income available to common shareholders for the three months and nine months ended September 30, 1998 and 1999 by the weighted average number of shares outstanding including all common equivalent shares. The diluted earnings per share computations for the three months and nine months ended September 30, 1998 and the nine months ended September 30, 1999 have also been adjusted for the effects of interest expense attributable to convertible debt. Outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive.

The reconciliation of basic to diluted earnings per share ("EPS") consists of the following (amounts in thousands, except per share amounts):

                                       For the three months ended                 For the nine months ended
                                             September 30,                              September 30,
                                -----------------------------------------  -----------------------------------------
                                       1998                 1999                  1998                 1999
                                -------------------- --------------------  -------------------- --------------------
                                 Shares      EPS      Shares      EPS       Shares      EPS      Shares      EPS
                                --------- ---------- --------- ----------  --------- ---------- --------- ----------
Basic                             20,289  $    0.19    23,169  $   0.38      17,641  $    0.65    22,034  $    0.84
Dilutive effect of warrants          725      (0.01)      266         -         730      (0.02)      203      (0.01)
Dilutive effect of options           528      (0.01)      717     (0.01)        571      (0.02)      744      (0.02)
Dilutive effect of
  convertible notes                   64          -         -         -          64          -        11          -
                                --------  ---------   -------  --------     -------   ---------  -------  ---------

Diluted                           21,606  $    0.17    24,152  $   0.37      19,006  $    0.61    22,992  $    0.81
                                ========  =========   =======  ========     =======   ========   =======  =========



10.  Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the nine months ended September 30, 1998 and 1999 (amounts in thousands):


                                                                       1998            1999
                                                                    -----------     -----------
       Non-cash investing and financing activities:
              Fair value of assets acquired                          $  40,772      $   30,339
              Liabilities assumed from acquisitions                     39,653          52,422
              Common stock issued for acquisitions                           -         101,526
              Stock options issued for acquisitions                          -           1,500
              Convertible note payable, exercised for
                common stock                                                 -             900
              Warrants issued for acquisitions                               -           1,925
              Warrants exercised                                           247           4,575



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

The Accounts Receivable Management division provides accounts receivable management and collection services to consumer accounts for all market segments, serving clients of all sizes in local, regional and national markets.

With the acquisition of JDR, the Technology-Based Outsourcing Services division was created. This division continues the growth of the client relationship beyond bad debt recovery and delinquency management, delivering cost-effective receivables and customer relationship management solutions to all market segments, serving clients of all sizes in local, regional and national markets.

The Healthcare Services division primarily focuses on providing comprehensive outsourcing services for the hospital market. In addition, the Healthcare Services division provides receivable management programs for physician groups and allied health service providers.

With the acquisition of Co-Source, the Commercial Services division was created. The Commercial Services division focuses on providing accounts receivable management and collection services to the commercial market.

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


The following tables represent the revenue, payroll and related expenses, selling general and administrative expenses, and earnings before interest, taxes, depreciation and amortization ("EBITDA") for each segment for the three and nine months ended September 30, 1998 and 1999. EBITDA is used by the Company's management to measure the segments' operating performance and is not intended to report the segments' operating results in conformity with generally accepted accounting principles.

                                                   For the three months ended September 30, 1998
                                                               (amounts in thousands)
                                      -------------------------------------------------------------------------
                                                         Payroll and        Selling General
                                                           Related            and Admin.
                                          Revenue         Expenses            Expenses            EBITDA
                                      ----------------- ------------------ ------------------ -----------------
A/R Management                           $35,018           $17,331            $10,588             $ 7,099
Tech-Based Outsourcing                    10,532             5,779              3,152               1,601
Healthcare Services                        6,154             2,878              1,954               1,322
Commercial Services                           --                --                 --                  --
International Operations                   6,925             4,105              1,780               1,040
Marketing Strategy                         4,956             3,080              1,293                 583
                                         -------           -------            -------             -------
Total                                    $63,585           $33,173            $18,767             $11,645
                                         =======           =======            =======             =======


                                                   For the three months ended September 30, 1999
                                                               (amounts in thousands)
                                      -------------------------------------------------------------------------
                                                         Payroll and        Selling General
                                                           Related           and Admin.
                                        Revenue            Expenses           Expenses            EBITDA
                                    ---------------- ------------------ ------------------ -----------------
A/R Management                        $  46,716            $  22,572         $   13,890          $  10,254
Tech-Based Outsourcing                   16,360                8,573              4,603              3,184
Healthcare Services                      36,000               19,080              9,898              7,022
Commercial Services                      20,072               11,723              3,994              4,355
International Operations                  7,952                4,579              2,093              1,280
Marketing Strategy                        8,978                4,938              2,627              1,413
                                      ---------            ---------         ----------          ---------

Total                                 $ 136,078            $  71,465         $   37,105          $  27,508
                                      =========            =========         ==========          =========


                                                    For the nine months ended September 30, 1998
                                                               (amounts in thousands)
                                      -------------------------------------------------------------------------
                                                           Payroll and      Selling General
                                                             Related          and Admin.
                                          Revenue           Expenses           Expenses            EBITDA
                                      ----------------- ------------------ ------------------ -----------------
A/R Management                           $92,181            $45,699            $27,900            $18,582
Tech-Based Outsourcing                    33,416             17,381              9,177              6,858
Healthcare Services                        6,154              2,878              1,954              1,322
Commercial Services                          --                  --                 --                 --
International Operations                  11,259              6,470              3,119              1,670
Marketing Strategy                        13,116              8,354              3,394              1,368
                                        --------            -------            -------            -------
Total                                   $156,126            $80,782            $45,544            $29,800
                                        ========            =======            =======            =======




                                                    For the nine months ended September 30, 1999
                                                               (amounts in thousands)
                                      -------------------------------------------------------------------------
                                                                       Selling          Non-
                                                      Payroll and    General and      Recurring
                                                        Related         Admin.       Acquisition
                                         Revenue       Expenses        Expenses         Costs          EBITDA
                                      -------------- -------------- --------------- -------------- --------------
A/R Management                         $  123,570      $ 60,342       $ 36,104       $      -        $  27,124
Tech-Based Outsourcing                     41,189        22,285         10,935              -            7,969
Healthcare Services                       103,013        54,739         28,965              -           19,309
Commercial Services                        29,403        17,076          6,195              -            6,132
International Operations                   23,408        13,597          6,349              -            3,462
Marketing Strategy                         22,063        13,038          5,791              -            3,234
Other                                           -             -              -          4,601           (4,601)
                                       ----------      --------       --------       --------        ---------

Total                                  $  342,646      $181,077       $ 94,339       $  4,601        $  62,629
                                       ==========      ========       ========       ========        =========



12.  Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (collectively "SFAS No. 133"). SFAS No. 133 is effective for the fiscal years beginning after June 15, 2000 and requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS No. 133 by the first quarter of 2001. Due to the Company's limited use of derivative instruments, SFAS No. 133 is not expected to have a material impact on the consolidated results of operations, financial condition or cash flows of the Company.

Item 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's objective to focus on internal growth, strategic acquisitions and alliances, and integration, fluctuations in quarterly operating results, the impact of acquisitions on the Company's earnings, the Company's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Company's future operating performance, year 2000 compliance, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report, certain risks, uncertainties and other factors, including, without limitation risks associated with growth and future acquisitions, risks relating to year 2000 compliance and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, filed on March 31, 1999, and the Company's Registration Statement on Form S-3, filed on September 3, 1999, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Steven L. Winokur, Executive Vice President, Finance/CFO, NCO Group, Inc., 515 Pennsylvania Avenue, Ft. Washington, PA 19034.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Revenue. Revenue increased $72.5 million or 114.0% to $136.1 million for the three months ended September 30, 1999 from $63.6 million for the comparable period in 1998. $14.5 million of the increase was attributable to the addition of new clients and growth in business from existing clients. The $14.5 million increase includes $3.8 million attributable to JDR Holdings, Inc. ("JDR") which was acquired on March 31, 1999 and was accounted for under the pooling-of-interests method of accounting. The remainder of the increase was attributable to the following: $11.2 million was attributable to the acquisition of Compass International Services Corporation ("Compass") on August 20, 1999; $17.4 million was attributable to the acquisition of Co-Source Corporation ("Co-Source") on May 21, 1999; $28.4 million was attributable to the acquisition of Medaphis Services Corporation ("MSC") on November 30, 1998; and $1.0 million was attributable to the acquisition of FCA International Ltd. ("FCA") on May 5, 1998.

     Payroll and related expenses. Payroll and related expenses increased $38.3 million to $71.5 million for the three months ended September 30, 1999 from $33.2 million for the comparable period in 1998, and slightly increased as a percentage of revenue to 52.5% from 52.2%. Payroll and related expenses increased as a percentage of revenue primarily as a result of higher payroll costs from the MSC, JDR, Co-Source and Compass acquisitions during their transition into the NCO operating cost model. In addition, the market research division and the commercial services division have higher payroll cost structures than that of the remainder of the Company. These increases were partially offset by spreading the cost of management and administrative personnel over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $18.3 million to $37.1 million for the three months ended September 30, 1999 from $18.8 million for the comparable period in 1998, but decreased as a percentage of revenue to 27.3% from 29.5%. The decrease as a percentage of revenue was, in part, the result of additional operating efficiencies obtained when selling, general and administrative expenses were spread over a larger revenue base. In addition, a portion of the decrease was attributable to the market research division and the commercial services division having lower selling, general and administrative expense structures than that of the Company's core business. These decreases as a percentage of revenue were partially offset by the higher cost structures of some of the acquired companies.

     Depreciation and amortization. Depreciation and amortization increased to $6.4 million for the three months ended September 30, 1999 from $2.7 million for the comparable period in 1998. Of this increase, $385,000 was attributable to the Compass acquisition, $784,000 was attributable to the Co-Source acquisition, $687,000 was attributable to the MSC acquisition, and $239,000 was attributable to the FCA acquisition. The remaining $1.6 million primarily consisted of depreciation resulting from normal capital expenditures incurred in the ordinary course of business.

     Other income (expense). Interest and investment income increased $44,000 to $366,000 for the three months ended September 30, 1999 from $322,000 for the comparable period in 1998. Interest expense increased to $5.9 million for the three months ended September 30, 1999 from $911,000 for the comparable period in 1998. The increase was primarily attributable to the Company financing a portion of the MedSource acquisition and all of the MSC and Co-Source acquisitions with borrowings of $25.5 million, $107.5 million and $126.2 million, respectively, under the revolving credit facility. Additionally, a portion of the increase was attributable to borrowings under the revolving credit facility of $29.5 million that were used to repay debt that was assumed as a result of the Compass acquisition.

     Income tax expense. Income tax expense increased to $6.7 million, or 43.0% of income before taxes, for the three months ended September 30, 1999 from $4.0 million, or 47.4% of income before taxes, for the comparable period in 1998. The decrease in the effective tax rate was primarily attributable to the increase in net income diluting the effects of the non-deductible goodwill related to certain acquisitions.

     Net income. Net income increased $4.5 million or 103.2% to $8.9 million for the three months ended September 30, 1999 from $4.4 million for the comparable period in 1998.

     Accretion of preferred stock to redemption value. The accretion of preferred stock to the redemption value in the third quarter of 1998 relates to JDR's preferred stock that was outstanding prior to its conversion into NCO common stock on March 31, 1999. This non-cash accretion represents the periodic amortization of the difference between the original carrying amount and the mandatory redemption amount.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Revenue. Revenue increased $186.5 million or 119.5% to $342.6 million for the nine months ended September 30, 1999 from $156.1 million for the comparable period in 1998. $33.2 million of the increase was attributable to the addition of new clients and growth in business from existing clients. The $33.2 million increase includes $7.0 million attributable to JDR which was acquired on March 31, 1999 and was accounted for under the pooling-of-interests method of accounting. The remainder of the increase was attributable to the following:
$11.2 million was attributable to the acquisition of Compass; $25.0 million was attributable to the acquisition of Co-Source; $84.3 million was attributable to the acquisition of MSC; $13.0 million was attributable to the acquisition of MedSource; and $19.8 million was attributable to the acquisition of FCA.

     Payroll and related expenses. Payroll and related expenses increased $100.3 million to $181.1 million for the nine months ended September 30, 1999 from $80.8 million for the comparable period in 1998, and increased as a percentage of revenue to 52.8% from 51.7%. Payroll and related expenses increased as a percentage of revenue primarily as a result of higher payroll costs from the MSC, JDR, Co-source and Compass acquisitions during their transition into the NCO operating cost model. In addition, the market research division and the commercial services division have higher payroll cost structures than that of the remainder of the Company. These increases were partially offset by spreading the cost of management and administrative personnel over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $48.8 million to $94.3 million for the nine months ended September 30, 1999 from $45.5 million for the comparable period in 1998, but decreased as a percentage of revenue to 27.5% from 29.2%. The decrease as a percentage of revenue was, in part, the result of additional operating efficiencies obtained when selling, general and administrative expenses were spread over a larger revenue base. In addition, a portion of the decrease was attributable to the market research division and the commercial services division having lower selling, general and administrative expense structures than that of the Company's core business. These decreases as a percentage of revenue were partially offset by the higher cost structures of some of the acquired companies.

     Depreciation and amortization. Depreciation and amortization increased to $15.7 million for the nine months ended September 30, 1999 from $6.4 million for the comparable period in 1998. Of this increase, $385,000 was attributable to the Compass acquisition, $1.0 million was attributable to the Co-Source acquisition, $2.1 million was attributable to the MSC acquisition, $707,000 was attributable to the MedSource acquisition, and $1.2 million was attributable to the FCA acquisition. The remaining $3.9 million primarily consisted of depreciation resulting from normal capital expenditures incurred in the ordinary course of business.

     Non-recurring acquisition costs. In the first quarter of 1999, the Company incurred $4.6 million of non-recurring acquisition costs in connection with the acquisition of JDR. These costs consisted primarily of investment banking, legal, and accounting fees, and printing costs.

     Other income (expense). Interest and investment income increased $48,000 to $866,000 for the nine months ended September 30, 1999 from $818,000 for the comparable period in 1998. Interest expense increased to $13.1 million for the nine months ended September 30, 1999 from $2.3 million for the comparable period in 1998. The increase was primarily attributable to the Company financing a portion of the MedSource acquisition and all of the MSC and Co-Source acquisitions with borrowings of $25.5 million, $107.5 million and $126.2 million, respectively, under the revolving credit facility. Additionally, a portion of the increase was attributable to borrowings under the revolving credit facility of $29.5 million that were used to repay debt that was assumed as a result of the Compass acquisition.

     Income tax expense. Income tax expense increased to $15.7 million, or 45.3% of income before taxes, for the nine months ended September 30, 1999 from $9.1 million, or 41.8% of income before taxes, for the comparable period in 1998. The increase in the effective tax rate was partially attributable to the $4.6 million of non-recurring acquisition costs, a portion of which were non-deductible for tax purposes, incurred in the first quarter of 1999. In addition, the increase in the effective tax rate was also related to the impact of the non-deductible goodwill related to certain acquisitions.

     Net income. Net income increased $6.1 million or 48.5% to $18.9 million for the nine months ended September 30, 1999 from $12.8 million for the comparable period in 1998. Included in net income for the nine months ended September 30, 1999 was $3.4 million of expenses attributable to the non-recurring acquisition costs net of taxes. Without these costs, net income would have been $22.4 million or $0.96 per share on a diluted basis, an increase of $9.6 million or 75.3%.

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

     In June 1998, the Company completed a public offering (the "1998 Offering"), selling 4.0 million shares of common stock and received net proceeds of approximately $81.7 million.

     In July 1998, the Company sold 469,366 shares of common stock in connection with the underwriters' exercise of the over-allotment option granted in accordance with the 1998 Offering. The Company received net proceeds of approximately $9.6 million.

     Cash provided by operating activities was $26.2 million during the nine months ended September 30, 1999 compared to $20.7 million for the comparable period in 1998. The increase in cash provided by operating activities was primarily due the increase in net income to $18.9 million for the nine months ended September 30, 1999 compared to $12.8 million for the comparable period in 1998, and the increase in depreciation and amortization, to $15.7 million for the nine months ended September 30, 1999 compared to $6.4 million for the comparable period in 1998. Additionally, a portion of the increase was attributable to a $4.2 million increase in accounts payable and accrued expenses for the nine months ended September 30, 1999 as compared to a decrease of $1.3 million for the comparable period in 1998. These increases were partially offset by a $17.4 million increase in accounts receivable for the nine months ended September 30, 1999 as compared to an increase of $6.3 million for the comparable period in 1998, and a $4.2 million increase in purchased accounts receivable for the nine months ended September 30, 1999 as compared to a decrease of $432,000 for the comparable period in 1998. In addition a portion of the increase was offset by $4.6 million of non-recurring acquisition costs paid in the second quarter of 1999 as a result of the acquisition of JDR on March 31, 1999.

     Cash used in investing activities was $145.2 million during the nine months ended September 30, 1999 compared to $113.1 million for the comparable period in 1998. The increase was primarily due to the cash portion of the purchase price of Co-Source and the acquisition related expenses from MSC and Compass paid during the first nine months of 1999 compared to the cash portion of the purchase prices for the acquisitions of AFECD, TRC, FCA and MedSource during the first nine months of 1998.

     During the nine months ended September 30, 1999, capital expenditures were $14.3 million compared to $6.0 million for the comparable period in 1998.

     Cash provided by financing activities was $144.3 million during the nine months ended September 30, 1999 compared to $92.8 million for the comparable period in 1998. This increase was primarily attributable to the borrowings under the Company's revolving credit facility during the first nine months of 1999 that were used to finance the acquisition of Co-Source and repay debt that was assumed as a result of the Compass acquisition compared to the borrowings under the Company's revolving credit facility during the first nine months of 1998 that were used to finance the acquisition of MSC.

     In May 1999, the Company's credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders, was amended to, among other things, increase the Company's credit facility to provide for borrowings up to $350.0 million, structured as a $350.0 million revolving credit facility. Borrowings bear interest at a rate equal to, at the option of the Company, Mellon Bank's prime rate plus a margin from 0.00% to 0.25% depending on the Company's consolidated funded debt to EBITDA ratio (Mellon Bank's prime rate was 8.25% at September 30, 1999) or LIBOR plus a margin from 1.00% to 2.00% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 5.40% at September 30, 1999). Borrowings are collateralized by substantially all the assets of the Company. The balance under the revolving credit facility will be due upon the expiration of the five year term. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions, capital expenditures and distributions to shareholders.

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

     As of September 30, 1999, the Company's balance sheet included goodwill that represented approximately 73.5% of total assets and 165.2% of shareholders' equity.

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

     As of September 30, 1999, the Company has incurred total pre-tax expenses of approximately $1.1 million in connection with the year 2000 compliance program. This amount does not include expenses incurred by companies prior to their acquisition by the Company. For the remainder of 1999 and for 2000, the Company expects to incur total pre-tax expenses of approximately $503,000 and $185,000, per year, respectively. These costs are associated with both internal and external staffing resources for the necessary planning, coordination, remediation, testing and other expenses to prepare its systems for the year 2000. However, a portion of these expenses will not be incremental, but rather represent a redeployment of existing information technology resources. The Company's software has been provided by third-party vendors and the third-party vendors are incorporating the necessary modifications as part of their normal system maintenance. The majority of the costs will be incurred through the modification and testing of electronic data interchange formats with the Company's clients and the testing of modifications performed by its third-party vendors. The cost of planning and initial remediation incurred to date has not been significant.

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

     Recent Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (collectively "SFAS No. 133"). SFAS No. 133 is effective for the fiscal years beginning after June 15, 2000 and requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS No. 133 by the first quarter of 2001. Due to the Company's limited use of derivative instruments, SFAS No. 133 is not expected to have a material impact on the consolidated results of operations, financial condition or cash flows of the Company.


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

              9/1/99 Item 2 and Item 7 - Compass International Services Corporation acquisition

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 15, 1999                 By:  /s/ Michael J. Barrist
                                            ------------------------------------
                                            Michael J. Barrist
                                            Chairman of the Board, President
                                            and Chief Executive Officer
                                            (principal executive officer)



Date: November 15, 1999                 By:  /s/ Steven L. Winokur
                                            ------------------------------------
                                            Steven L. Winokur
                                            Executive Vice President, Finance,
                                            Chief Financial Officer and
                                            Treasurer