Form 10-K
period 1999-12-31
NCO GROUP INC
filed 2000-03-27
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
    (Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1999
                                       or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                           Commission File No. 0-21639

                                 NCO GROUP, INC.
         ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Pennsylvania                         23-2858652
                   ------------                         ----------
          (State or Other Jurisdiction of     (IRS Employer Identification No.)
          Incorporation or Organization)

               515 Pennsylvania Ave.
           Ft. Washington, Pennsylvania                19034-3313
           ----------------------------                ----------
              (Address of principal                    (Zip Code)
               executive offices)

        Registrant's Telephone Number, Including Area Code (215) 793-9300
                                                           --------------
        Securities Registered Pursuant to Section 12(b) of the Act: None
                                                                    ----
Securities Registered Pursuant to Section 12(g) of the Act:

          Common stock, no par value                       25,547,398
          ---------------------------                      ----------
              (Title of Class)                   (Number of Shares Outstanding
                                                      as of March 22, 2000)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant is $600,726,000 (1)

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement to be filed in connection with its 1999 Annual Meeting of Shareholders are incorporated by reference in Part I and Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.


                                -----------------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's common stock outstanding, reduced by the amount of common stock held by officers, directors and shareholders owning 10% or more of the Company's common stock, multiplied by $30.875, the last reported sale price for the Company's common stock on March 22, 2000. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                TABLE OF CONTENTS

                                     PART I

                                                                                               Page
                                                                                               ----
Item 1.       Business.                                                                           1
Item 2.       Properties.                                                                        20
Item 3.       Legal Proceedings.                                                                 20
Item 4.       Submission of Matters to a Vote of Security Holders.                               20
Item 4.1      Executive Officers of the Registrant who are not also Directors.                   21

                                     PART II

Item 5.       Market for Registrant's Common Equity and                                          23
              Related Shareholder Matters.
Item 6.       Selected Financial Data.                                                           25
Item 7.       Management's Discussion and Analysis of Financial                                  26
                  Condition and Results of Operations.
Item 7a       Quantitative and Qualitative Disclosure about Market Risk.                         35
Item 8.       Financial Statements and Supplementary Data.                                       35
Item 9.       Changes in and Disagreements with Accountants on Accounting and                    35
                  Financial Disclosure.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.                                36
Item 11.      Executive Compensation.                                                            36
Item 12.      Security Ownership of Certain Beneficial Owners and Management.                    36
Item 13.      Certain Relationships and Related Transactions.                                    36

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                  37
              Signatures                                                                         42

              Index to Consolidated Financial Statements                                         F-1







All share and per share data have been restated to reflect the three-for-two stock split of the Company's common stock paid in December 1997.

                                     PART I

     Forward-Looking Statements

     Certain statements included in this Annual Report on Form 10-K, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's five-year growth strategy, statements as to the Company's objective to focus on internal growth, strategic acquisitions and alliances, and integration, the impact of acquisitions on the Company's earnings, the Company's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Company's future operating performance, expected increases in operating efficiencies, anticipated trends in the accounts receivable management industry, year 2000 compliance, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks related to year 2000 compliance and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Registration Statement on Form S-3, filed on September 3, 1999, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements. See Item 1. - "Business - Investment Considerations."

Item 1. Business.
        --------
     General

     NCO Group, Inc. ("NCO" or the "Company") provides a broad spectrum of accounts receivable management and outsourcing services to a wide range of businesses in national and international markets. The Company uses its technological and management expertise to build seamless partnerships with its clients, delivering customized solutions that improve client revenue, financial performance, and customer service. The Company provides these services through the use of advanced workstations, "thin client" network computing devices, and sophisticated call management systems comprised of predictive dialers, automated call distribution systems, digital switching and customized computer software. The Company provides these services on an international basis from 94 call centers located throughout North America and in the United Kingdom and Puerto Rico. The Company's clients are primarily in the financial services, healthcare, education, retail, commercial, utilities, government and telecommunications sectors. The Company's principal executive offices are located at 515 Pennsylvania Avenue, Fort Washington, Pennsylvania 19034, and its telephone number is (215) 793-9300.

     Through efficient utilization of technology and intensive management of human resources, the Company has achieved rapid growth in recent years. Since April 1994, the Company has completed eighteen acquisitions that have enabled it to increase the scale and scope of its services and establish itself as a dominant player in the accounts receivable management market. In addition, the Company has leveraged its sales infrastructure in order to take advantage of cross-selling opportunities by offering additional services to existing markets as well as establish a presence in certain new markets.

     The following is a summary of the acquisitions completed by the Company since 1994 (dollars in thousands):


                                                                                               Revenue for the
                                       Date                                    Value of       Fiscal Year Prior
                                     Acquired           Business            Purchase Price      to Acquisition
                                    ----------- ------------------------- ------------------- -------------------

Compass International Services       8/20/99    A/R Management and             $ 104,100         $ 105,800(1)
  Corporation                                   Telemarketing

Co-Source Corporation                5/21/99    Commercial Receivables           124,600            61,100
                                                Management

JDR Holdings, Inc.                   3/31/99    Technology-Based                 103,100            51,000
                                                Outsourcing , A/R
                                                Management and
                                                Telemarketing

Medaphis Services Corporation        11/30/98   Healthcare Receivables          107,500(2)          96,700
                                                Management

MedSource, Inc.                       7/1/98    Healthcare Receivables           35,700(3)          22,700
                                                Management

FCA International Ltd.                5/5/98    A/R Management                    69,900            62,800

The Response Center                   2/6/98    Market Research                   15,000             8,000

Collections Division of American      1/1/98    A/R Management                     1,700             1,700
  Financial Enterprises, Inc.

ADVANTAGE Financial                  10/1/97    A/R Management                     5,000             5,100
  Services, Inc.

Credit Acceptance Corporation        10/1/97    A/R Management                     1,800             2,300

Collections Division of CRW           2/2/97    A/R Management                    12,800            25,900
  Financial, Inc.

CMS A/R Services                     1/31/97    A/R Management                     5,100             6,800

Tele-Research Center, Inc.           1/30/97    Market Research and                2,200             1,800
                                                Telemarketing

Goodyear & Associates, Inc.          1/22/97    A/R Management                     5,400             5,500

Management Adjustment                 9/5/96    A/R Management                     9,000            13,500
  Bureau, Inc.

Collections Division of Trans         1/3/96    A/R Management                     4,800             7,000
  Union Corporation

Eastern Business Services, Inc.       8/1/95    A/R Management                     2,000             2,000

B. Richard Miller, Inc.              4/29/94    A/R Management                     1,400             1,300

     (1) Pro Forma Revenue - Assumes the acquisitions completed by Compass International Services Corporation in 1998 and the sale of its Print and Mail Division were all completed on January 1, 1998.
     (2) Does not include an earn-out of up to $10.0 million that will be paid-out during 2000.
     (3) Includes $17.3 million of debt repaid by the Company.

     During 1999 and 1998, the Company completed several acquisitions that established NCO as a dominant service provider in many key markets such as healthcare and commercial. As a result, the Company was organized into market specific operating divisions that were responsible for all aspects of client sales and client service as well as operational delivery of services. During 1999, the operating divisions, which were each headed by a divisional chief executive officer, included Accounts Receivable Management Services, Healthcare Services, Technology-Based Outsourcing, Commercial Services, Market

Strategy and International Operations. As a result of the progress made to date in the integration and assimilation of the acquired companies, the Company reduced the number of operating divisions from six to four in order to focus on the operational delivery of services. The Company's focus on the operational delivery of services will allow it to take advantage of significant cross-selling opportunities and enhance the level of service provided to its clients. The new divisions will be Accounts Receivable Management Services (formerly Accounts Receivable Management, Commercial and Healthcare Bad Debt), Technology-Based Outsourcing (formerly Technology-Based Outsourcing and Healthcare Outsourcing), International Operations and Market Strategy. Each of these divisions will maintain industry specific functional groups including healthcare, commercial, banking, retail, education, utilities, telecommunications, and government.

     Services

Accounts Receivable Management

     The Company provides a wide range of accounts receivable management services to its clients utilizing an extensive technological infrastructure. Although most of the Company's accounts receivable management services to date have focused on recovery of traditional delinquent accounts, the Company does engage in the recovery of current receivables and early stage delinquencies (generally, accounts which are 90 days or less past due). The Company generates approximately 60% of its revenue from the recovery of delinquent accounts receivable on a contingent fee basis. In addition, the Company generates revenue from fixed fees for certain accounts receivable management and other related services. The Company seeks to be a low cost provider and, as such, its contingent fees typically range from 15% to 35% of the amount recovered on behalf of the Company's clients. However, fees can range from 6% for the management of accounts placed early in the accounts receivable cycle to 50% for accounts that have been serviced extensively by the client or by third-party providers. The Company's average fee is approximately 25% across all industries, with the exception of healthcare. The nature of the collections business for the healthcare industry is very different from the remainder of the Company's business and, as a result, the average fee for the healthcare industry is approximately 15%.

     Accounts receivable management services typically include the following:

     Management Planning. The Company's approach to accounts receivable management for each client is determined by a number of factors including account size and demographics, the client's specific requirements and management's estimate of the collectability of the account. The Company has developed a library of standard processes for accounts receivable management, which is based upon its accumulated experience. The Company will integrate these processes with its client's requirements to create a customized recovery solution. In many instances, the approach will evolve and change as the relationship with the client develops and both parties evaluate the most effective means of recovering accounts receivable. The Company's standard approach, which may be tailored to the specialized requirements of its clients, defines and controls the steps that will be undertaken by the Company on behalf of the client and the manner in which data will be reported to the client. Through its systemized approach to accounts receivable management, the Company removes most decision making from the recovery staff and ensures uniform, cost-effective performance.

     Once the approach has been defined, the Company electronically or manually transfers pertinent client data into its information system. When the client's records have been established in the Company's system, the Company commences the recovery process.

     Skiptracing. In cases where the customer's telephone number or address is unknown, the Company systematically searches the United States Post Office National Change of Address service, consumer data bases, electronic telephone directories, credit agency reports, tax assessor and voter registration records, motor vehicle registrations, military records, and other sources. The geographic expansion of banks, credit card companies, national and regional telecommunications companies, and managed healthcare providers along with the mobility of consumers has increased the demand for locating the client's customers. Once the Company has located the customer, the notification process can begin.

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

     Activity Reports. Clients are provided with a system-generated set of standardized or customized reports that fully describe all account activity and current status. These reports are typically generated monthly, however, the information included in the report and the frequency that the reports are generated can be modified to meet the needs of the client.

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

Delinquency Management

     The Company provides pre-charge-off delinquency management services that enable clients to manage their at-risk customers and quickly restore relationships to a current payment status. The Company mails reminder letters and makes first-party calls to the clients' customers, reminding of the past due balance and encouraging them to make immediate repayment using pay-by-phone direct debit checks or credit cards. Service includes responding to inbound calls, seven days a week. The Company uses its extensive database and predictive modeling techniques to the customer's profile, assigning more intense efforts to higher risk customers.

Customer Service and Support

     The Company utilizes its communications and information system infrastructure to supplement or replace the customer service function of its clients. For example, the Company is currently engaged by a large regional utility company to provide customer service functions for a segment of the utility's customer base that is delinquent. For other clients, the Company provides a wide range of specialized services such as fraud-prevention, over-limit calling, inbound calling for customer credit application and approval processes, and general back office support. Customer contact can be provided through inbound or outbound calling, or customized web-enabled functions.

Billing

     The Company complements existing service lines by offering adjunct billing services to clients as an outsourcing option. Additionally, the Company can assist healthcare clients in the billing and management of third party insurance.

Market Strategy

     The Company has 1,000 workstations dedicated to its Market Strategy services. The Company has the capabilities to provide a high volume of outbound calling and can answer thousands of inbound calls daily. The Company offers shared and dedicated inbound service, as well as an integrated inbound/outbound option, its capabilities include patch through calling, recorded message transmission, and more. The Company's Market Strategy services include the following:

     Market Research. The Company provides full-service custom market research services to the telecommunications, financial services, utilities, healthcare, pharmaceutical and consumer products sectors. Its capabilities include problem conceptualization, program design, data gathering (by telephone, mail, and focus groups), as well as data tabulation, results analysis and consulting.

     Telemarketing. The Company provides telemarketing services for clients, including lead generation and qualification, and the booking of appointments for a client's sales representatives.

Additional Services

     The Company selectively provides other related services which complement its traditional accounts receivable management business and which leverage its technological infrastructure. The Company believes that the following services will provide additional growth opportunities for the Company:

     Attorney Network Services. The Company will also coordinate litigation undertaken by a nationwide network of more than 150 law firms whose attorneys specialize in collection litigation. The Company's collection support staff manages the attorney relationships and facilitates the transfer of all necessary documentation.

     ePayments. The Company can provide a virtual 24-hour payment center that is accessible by the use of telephones, personal computers or the Internet.

     Credit and Investigative Reporting Service. The Company develops the information needed to profile debtors and make decisions affecting extensions of credit.

     NCO Benefit Systems. The Company administers complaint COBRA administration services for human resource departments.

     Strategy

     In February 2000, the Company announced a five-year strategy for creating long-term shareholder value. The initiatives outlined below are designed to maintain the Company's market dominance as it transitions itself into a global provider of integrated accounts receivable management products.

International Expansion

     Business process outsourcing is gaining widespread acceptance throughout Europe, Asia and the United Kingdom. The Company's international expansion strategy is designed to capitalize on each of these markets in the near term as outlined below, as well as continue to monitor all developing opportunities to determine the timing of entry into new markets.

     The Company operates in Canada and the United Kingdom through wholly owned subsidiaries under the trade name Financial Collection Agencies ("FCA"). FCA is the largest provider of consumer collection services in Canada and approximately the seventh largest provider of consumer collection services in the United Kingdom. The Company expects to further penetrate these markets through increased sales of strategic outsourcing services, additional bad debt purchases, and deployment of the Company's commercial sales model in order to further develop business-to-business opportunities. Additionally, the Company expects to pursue strategic alliances and partnerships and further explore acquisitions in these markets.

     The Company formed a strategic alliance with Alec Burlington N.V. in 1999 to provide the Company with an entree into the European market to service its U.S. clients. This alliance enhances the Company's service offerings as well as increases the awareness of NCO as a world-class provider of receivables management services. To date, the Company has signed two customer contracts as a result of this alliance.

Strategic Acquisitions

     The Company's acquisition strategy has been an integral part of its development. Since mid-1999, the Company has been on an acquisition moratorium. This has enabled the Company to integrate and assimilate its most recent acquisitions. Post-moratorium, the Company will focus on strategic acquisitions that create long-term shareholder value by helping the Company to enhance its scope of services, build on its current market leadership position and help it to sustain its competitive advantage for the future. These acquisitions are expected to be funded primarily with stock. Additionally, the Company intends to maintain its policy of not pursuing transactions that are expected to be dilutive to its earnings per share.

Strategic Partnerships with Clients

     A significant amount of the Company's organic growth stems from the expansion of existing clients relationships. These relationships and the resultant opportunities continue to grow in both scale and complexity, however they are still primarily responsive to client requests. Over time, management believes these relationships must transition from the operational delivery of services to the strategic development of long-term, goal-oriented partnerships where NCO is sharing in the improved profitability and operational efficiencies created for its clients. The Company is currently in preliminary discussions with a number of larger clients to develop longer-term strategic relationships that will assist them in managing risk from an accounts receivable perspective. These discussions include e-commerce strategy, risk assessment and control, and customer care.

Increased Penetration in the Bad Debt Purchase Marketplace

     Since 1996, the Company has purchased, collected and managed defaulted consumer receivables. The Company has achieved excellent returns on its purchased portfolios and has determined that it would be beneficial to expand this business segment.

     The Company believes that the appropriate market expansion strategy for this product is to develop partnerships with banks, commercial lenders and other investors who will provide a funding source for large-scale purchases of defaulted receivables. By utilizing such risk-sharing partnerships, the Company will gain access to capital and share in the upside, while limiting its exposure to credit risk. Currently, the Company's purchase portfolio exposure is limited by its credit agreement to a maximum of $25 million of unamortized purchase price.

Technology

     The Company is in the process of completing a series of systems conversions that will reduce its infrastructure to three collection software applications running on one integrated platform. The Company's integrated information technologies will consist of one network across all Company facilities, one to two data centers, and one information technology department. Over the next three to five years, the Company will continue to migrate its system infrastructure toward the ultimate goal of one core enterprise application.

     The continuing integration of the Company's application software is critical to the tactical delivery of its services. However, the ongoing integration process towards one system cannot interfere with continued deployment of Universal Collector Interface ("UCI") thin client technology across industry sectors serviced by the Company or with the development and deployment of NCO's e-commerce strategy. UCI technology has already been deployed in the banking/retail and utilities/telecommunications sectors and will shortly be deployed in healthcare. The continued deployment of this "first-to-market" technology, in conjunction with the e-commerce strategy discussed below, should give NCO a sustainable, competitive advantage in technology and act as a barrier to entry by others in the large-scale outsourcing area.

e-Commerce Strategy

     NCO's e-commerce initiatives are broken down into two distinct categories: operational and strategic.

     From an operational viewpoint, the Internet creates a variety of opportunities for operational efficiencies that should lead to a competitive advantage in pricing and performance. Outlined below are several examples of the types of operational benefits the Company expects to derive from the Internet.

         o Increased client awareness and marketing opportunities through use of the Company's website

         o Improved client access through client-specific web pages that will facilitate:

              - Placement of accounts by clients
              - Reporting of payments and account activity
              - Online tracking of collection results
              - Online statistical modeling

         o Increased access to account information for consumers including online payment options such as Electronic Bill Presentment and Payment ("EBPP")

         o Improved data file exchange capabilities

         o Elimination of direct network connections through the use of Virtual Private Networks ("VPNs") for small NCO offices, NCO representatives working at client locations, and clients accessing NCO systems.

         o Elimination of large quantities of first class mail and replacement with email

     While the aforementioned initiatives present limitless opportunities for both immediate and long-term competitive advantages, the true benefit of the Internet to NCO will not be operational, but strategic.

     Most of the Company's clients will, over time, create web access and e-commerce strategies designed to meet the needs of their average customers. These sites will not be equipped to handle the specialized needs of their at-risk consumers. NCO, either through direct web access or through a link to the client's own website, intends to create client-specific, web-enabled customer care operational sites. These sites will allow delinquent and past due customers to access their account information and to pay using a variety of different options. Additionally, clients will have access to a customer care specialist through interactive chat, email, or a telephonic call back and ultimately through a voice-over-internet connection.

     All aspects of a client-specific program will be handled in a "mass customization" mode, delivered using shared technology and human resources. This methodology is consistent with how the Company delivers service through its other business units. The ability to provide consumers of any size with web-enabled access for their at-risk (past due/delinquent) consumers may represent the most powerful opportunity for NCO in the 21st century.

Profitability Initiatives

     Over the past six years, NCO has integrated its acquisitions, rationalized redundant staff, shut down over 25 facilities, converted computer systems and taken advantage of opportunities to leverage its economics of scale. Over the past year, the Company has begun exploring reengineering opportunities using technology, best practices and scale to leverage additional cost reductions. An example of one of the most recent successes is the deployment of automated cash application equipment at the Fort Washington facility. This initiative has reduced staff by 25 full-time employees to date. Over the next several years, some of the Company's major initiatives will be in the following categories:

         o Standardization of all systems and practices.
         o Future consolidation of facilities.
         o Further automation of all clerical functions.
         o Use of statistical analysis to improve performance and reduce direct unit costs.
         o Reduction of debt.
         o Continued leveraging of the Company's purchasing power in every buying opportunity.

     Technology and Infrastructure

     The Company has made a substantial investment in its management systems such as "thin client" network computing devices, predictive dialers, automated call distribution systems, digital switching and customized computer software, including the Universal Collector Interface product. As a result, the Company believes it is able to address accounts receivable management and outsourcing activities more reliably and more efficiently than many other accounts receivable management companies. The Company's systems also permit network access to enable clients to electronically communicate with NCO and monitor operational activity on a real-time basis.

     NCO provides its accounts receivable management services through the operation of 93 state-of-the-art call centers that are electronically linked through an international wide area network. The Company has substantially completed with the migration of its international wide area network from an outsourced MCI Worldcom frame relay to an in-house AT&T private network. The change to the in-house AT&T private network will result in an increase in network speed and reliability. The migration is expected to be completed by the end of the second quarter of 2000.

     The Company currently utilizes three core computer platform systems. One system consists of multiple Unix-based NCR 4300/4400 series servers that are linked to over 2,000 workstations. The second system consists of multiple Unix-based Hewlett-Packard 9000 series servers that are linked to over 3,400 workstations. The third system, which consists of Compaq clustered servers, is linked to over 1,500 workstations. The Company has recently completed the total migration and retirement of the TANDEM system, which was the legacy system used by FCA International Ltd. Each of the system configurations maintain the necessary redundancy (a spare system can take over in the event of the failure of the primary system) and additional capacity for future growth. The Company's 6,900 workstations consist of personal computers, "thin client" network computing devices, and terminals that are linked via our international wide area network to the servers.

     NCO also utilizes a custom developed Universal Collector Interface ("UCI") product that leverages industry standard Visual Basic and thin client server technology in order to facilitate the critical process of "real-time" translation of account data from our clients' host systems to NCO's system. The UCI product set allows rapid ramp up of new client projects and the ability to work online with client host systems, while completely integrating and leveraging the power of NCO's base receivables management software infrastructure. Additionally, the UCI technology allows sophisticated reporting capabilities that are not always available on clients' host systems. The UCI product translates client account information into a standard presentation format that provides NCO account representatives with a common visual interface that links directly into disparate client host systems. Key benefits of UCI include dramatic reduction in project ramp up time, reduction in training costs, and an overall increase in account representative productivity.

     The Company utilizes 35 predictive dialer locations with over 1,600 stations to address its low balance, high volume accounts. These systems scan the Company's databases and simultaneously initiate calls on all available telephone lines and determine if a live connection is made. Upon determining that a live connection has been made, the computer immediately switches the call to an available representative and instantaneously displays the associated account record on the representative's workstation. Calls that reach other signals, such as a busy signal, telephone company intercept or no answer, are tagged for statistical analysis and placed in priority recall queues or multiple-pass calling cycles. The system also automates virtually all record keeping and follow-up activities including letter and report generation. The Company's automated method of operations dramatically improves the productivity of the Company's collection staff.

     The Company employs a 200 person MIS staff led by a Chief Information Officer. The Company maintains disaster recovery contingency plans and has implemented procedures to protect against the loss of data resulting from power outages, fire and other casualties. The Company has implemented a security system to protect the integrity and confidentiality of its computer systems and data and maintains comprehensive business interruption and critical systems insurance on its telecommunications and computer systems.

     Sales and Marketing

     The Company's sales organization will be combined at the corporate level to address clients by need based upon their respective complexity, geography and industry. The shared sales resources will continue to support and facilitate interrelationships among the divisions and allow for continued leverage of operating efficiencies as well as provide cross-selling opportunities.

     The Company utilizes a focused and highly professional direct selling effort in which sales representatives personally cultivate relationships with prospects and existing clients. The Company's sales effort consists of a 60 person direct sales force and 300 telephone sales representatives for the commercial sector. Each sales representative is charged with identifying leads, qualifying prospects and closing sales. When appropriate, Company operating personnel will join in the sales effort to provide detailed information and advice regarding the Company's operational capabilities. Sales and operating personnel also work together to take advantage of potential cross-selling opportunities. The Company supplements its direct sales effort with print media and attendance at trade shows.

     The Company is currently developing a plan to apply the highly successful telemarketing sales model of the commercial sector to other sectors of its business. This telephone sales based model will provide a cost-effective way to market the Company's services to smaller, but valuable clients.

     Many of the Company's prospective clients issue requests-for-proposals ("RFPs") as part of the contract award process. The Company has a staff of technical writers for the purpose of preparing detailed, professional responses to RFPs.

     Quality Assurance and Client Service

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

     The Company maintains a client service department to promptly address client issues and questions and alert senior executives of potential problems that require their attention. In addition to addressing specific issues, a team of client service representatives will contact clients on a regular basis in order to establish a close rapport, determine the client's overall level of satisfaction and identify practical methods of improving their satisfaction.

     Client Relationships

     The Company's client base currently includes over 13,500 companies in the financial services, healthcare, education, retail, utilities, government and telecommunications sectors, and over 55,000 companies in the commercial sector. The Company's 10 largest clients in 1999 accounted for approximately 21.7% of the Company's revenue (19.3% on a pro forma basis, assuming all of the acquisitions completed during 1999 occurred on January 1, 1999). In 1999, no client accounted for more than 4.6% of total revenue (3.9% on a pro forma basis, assuming all of the acquisitions completed during 1999 occurred on January 1,
1999). In 1999, the Company derived 32.9% of its revenue from healthcare organizations, 25.8% from financial institutions (which includes banking and insurance sectors), 21.7% from retail and commercial entities, 6.2% from educational organizations, 5.7% from telecommunications companies, 5.5% from utilities, and 2.2% from government entities.

     The following table sets forth a list of certain of the Company's key clients:

           Financial Services                         Healthcare                        Retail and Commercial
-------------------------------------    -------------------------------------     -----------------------------------
     Capital One Financial Corporation     Columbia/HCA Healthcare Corporation          Airborne Freight Corporation
     Citicorp                               Business Services                           Dayton Hudson Corporation
     First Union National Bank, N.A.       EMCARE, Inc.                                 Emery Worldwide
     Banc of America                       Health Management Associates, Inc.           Federal Express Corporation
     The Progressive Corporation                                                        Sears, Roebuck and Co.




                Education                         Telecommunications                    Utilities and Government
-------------------------------------    -------------------------------------     -----------------------------------
     California Student Aid                Bell Atlantic Corporation                    Consumer Energy
      Commission / ED Fund                 BellSouth Telecommunications, Inc.           PECO Energy Company
     New York State Higher Education       Frontier Cellular                            The City of Philadelphia, Water
      Service Corporation                  MCI WorldCom                                  Revenue Bureau
     Pennsylvania Higher Education         Sprint Corporation                           The United States Department of
      Assistance Agency                                                                  Treasury
     Penn  State University                                                             Virginia Power
     The United States Department of
      Education

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

     As of December 31, 1999, the Company had a total of approximately 8,800 full-time employees and 1,200 part-time employees, of which 6,900 were telephone representatives. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.

     Competition

     The accounts receivable management industry is highly competitive. The Company competes with approximately 6,500 providers, including large national corporations such as Outsourcing Solutions, Inc., GC Services, Inc., IntelliRisk Mangement Corporation, and CreditTrust, as well as many regional and local firms. Some of the Company's competitors may have greater resources, offer more diversified services and operate in broader geographic areas than the Company. In addition, the accounts receivable management services offered by the Company, are performed in-house by many companies. Moreover, many larger clients retain multiple accounts receivable management providers which exposes the Company to continuous competition in order to remain a preferred vendor. The Company believes that the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client's requirements, personalized service, sophisticated call and information systems and price.

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

     Investment Considerations

     Certain statements included in this Annual Report on Form 10-K, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's five-year growth strategy, statements as to the Company's objective to focus on internal growth, strategic acquisitions and alliances, and integration, the impact of acquisitions on the Company's earnings, the Company's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Company's future operating performance, expected increases in operating efficiencies, anticipated trends in the accounts receivable management industry, year 2000 compliance, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. The factors discussed below, and elsewhere in this Annual Report on Form 10-K, could cause actual results and developments to be materially different from those expressed in or implied by such forward-looking statements. Accordingly, in addition to the other information contained, or incorporated by reference, in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating an investment in the Company's common stock.

     The businesses acquired by NCO in 1999 had combined pro forma revenues of $217.8 million in 1998 which was 121.7% of NCO's revenue of $179.0 million in 1998, prior to the restatement to reflect the JDR acquisition. If NCO is unable to successfully manage these new businesses, NCO may not realize the expected benefits from these acquisitions.

     The businesses acquired by NCO in 1999 had combined pro forma revenues of $217.8 million in 1998 compared to NCO's revenue of $179.0 million in 1998, prior to the restatement to reflect the JDR acquisition. If NCO is unable to successfully manage these new businesses and integrate them into NCO's operations, NCO may not be able to realize expected operating efficiencies, eliminate redundant costs or operate the businesses profitably. The integration of these businesses is subject to a number of risks, including risks that:

         o the conversion of the acquired companies' computer and operating systems to NCO's systems may take longer or cost more than expected;

         o NCO may be unable to retain clients or key employees of the acquired companies; and

         o the acquired companies might have additional liabilities that NCO did not anticipate at the time of the acquisitions.

     Historically, NCO's growth strategy has included acquisitions. NCO recently announced that it would not make any acquisitions during the first half of 2000 to allow it to complete the integration of companies which have been acquired. After that period, NCO intends to consider acquisitions on an opportunistic basis. As a result of this change in growth strategy, NCO's future growth may be limited and the price of its stock may be adversely affected.

     Historically, NCO's growth strategy has included acquisitions. NCO recently announced that it would not make any acquisitions during the first half of 2000 to allow it to complete the integration of companies which have been acquired. Because of this change in its acquisition strategy, if NCO is unable to maintain its internal growth, it may not be able to meet or exceed historical levels of growth and earnings. As a result, NCO's stock price may be adversely affected.

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

     Goodwill represented 75.5% of NCO's total assets at December 31, 1999. If management has incorrectly overstated the permissible length of the amortization period for goodwill, earnings reported in periods immediately following the acquisition would be overstated. In later years, NCO would be burdened by a continuing charge against earnings.

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

     As of December 31, 1999, NCO's balance sheet included goodwill that represented 75.5% of total assets and 165.1% of shareholders' equity.

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

     Management has concluded that the anticipated future cash flows associated with intangible assets recognized in the acquisitions will continue indefinitely, and there is no persuasive evidence that any material portion will dissipate over a period shorter than the respective amortization period.

     The number of shares of NCO's common stock that was traded daily on the Nasdaq stock market during 1999 averaged less than 1.5% of the average outstanding common stock during 1999. As a result, he market price of NCO common stock may be volatile.

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

     As of March 22, 2000, approximately 86.7% of NCO's outstanding shares are available for resale in the public market without restriction. The sale of a large number of these shares could adversely affect NCO's stock price and could impair NCO's ability to raise capital through the sale of equity securities or make acquisitions for stock.

     Sales of NCO's common stock could adversely affect the market price of NCO's common stock and could impair NCO's future ability to raise capital through the sale of equity securities or make acquisitions for stock. As of March 22, 2000, there were 25,547,398 shares of NCO common stock outstanding. Of these shares, approximately 22,145,154 shares, or 86.7% of the total outstanding shares, are available for resale in the public market without restriction.

     Approximately 3,402,244 shares of NCO common stock, or 13.3% of the total outstanding shares, are held by affiliates of NCO. Generally, NCO affiliates may either sell their shares under a registration statement or in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

     In addition, as of March 22, 2000, NCO has the authority to issue up to approximately 3,997,000 shares of its common stock under its stock option plans. NCO also has outstanding warrants to purchase 397,000 shares of its common stock.

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

     NCO's business is dependent on clients in the healthcare and financial services sectors. If either of these sectors performs poorly or if there are any trends in these sectors to reduce or eliminate the use of third-party accounts receivable management services provided by companies like NCO, it could have a materially adverse effect on NCO's business, financial condition and results of operations.

      For the year ended December 31, 1999, NCO derived approximately 32.9% of its revenue from clients in the healthcare sector and approximately 25.8% of its revenue from clients in the financial services sector. If either of these sectors performs poorly, clients in these sectors may have fewer or smaller accounts to refer to NCO or they may elect to perform accounts receivable management services in-house. If there are any trends in either of these sectors to reduce or eliminate the use of third-party accounts receivable management services, the volume of referrals to NCO would decrease.

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

     NCO competes with approximately 6,500 providers in providing accounts receivable management services. NCO is a national provider of accounts receivable management services. NCO competes with other large national corporations such as Outsourcing Solutions, Inc., GC Services, Inc., IntelliRisk Management Corporation and CrediTrust, as well as many regional and local firms. NCO may lose existing or prospective business to competitors that have greater resources, offer more diversified services or operate in broader geographic areas than NCO. NCO may also lose business to regional or local firms who are able to use their proximity to or contacts at local clients as a marketing advantage. Because of the large numbers of providers, in the future NCO may have to reduce its collection fees to remain competitive. Many larger clients retain multiple accounts receivable management providers which exposes NCO to continuous competition in order to remain a preferred vendor.

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

     NCO is a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and NCO's charter and bylaws could make it more difficult for a third party to acquire control of NCO. These provisions could adversely affect the market price of NCO common stock and could reduce the amount that shareholders might receive if NCO is sold. For example, NCO's charter provides that NCO's board of directors may issue preferred stock without shareholder approval. In addition, NCO's bylaws provide for a classified board, with each board member serving a staggered three-year term. Directors may be removed only for cause and only with the approval of the holders of at least 65% of NCO's common stock.

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

Item 2. Properties.
        ----------
      The Company offices currently leases 93 offices throughout North America, three offices in the United Kingdom and one office in Puerto Rico. The leases of these facilities expire between 2000 and 2013, and most contain renewal options.

     The Company believes that its facilities are adequate for its current operations, but additional facilities may be required to support growth. The Company believes that suitable additional or alternative space will be available as needed on commercially reasonable terms. In addition, the Company intends to close or consolidate certain offices acquired in the MedSource Corporation, Medaphis Services Corporation, Co-Source Corporation and Compass International Services Corporation acquisitions.

Item 3. Legal Proceedings.
        -----------------
     The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management believes that none of these legal proceedings will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

     None.

Item 4.1 Executive Officers of the Registrant who are not Directors.
         -----------------------------------------------------------


                      Name                               Age                           Position
--------------------------------------------------     --------     ------------------------------------------------

Robert Di Sante........................                  48         Executive Vice President and Divisional Chief
                                                                    Executive Officer, International Operations

Stephen W. Elliott.....................                  38         Executive Vice President, Information
                                                                    Technology and Chief Information Officer

Joshua Gindin, Esq.....................                  43         Executive Vice President and General Counsel


Joseph C. McGowan......................                  47         Executive Vice President and Divisional Chief
                                                                    Executive Officer, Accounts Receivable
                                                                    Management Services

Louis A. Molettiere....................                  56         Executive Vice President and Chief Operating
                                                                    Officer

Richard Raquet.........................                  38         Executive Vice President and Divisional Chief
                                                                    Executive Officer, Marketing Strategy

Paul E. Weitzel, Jr....................                  41         Executive Vice President, Corporate
                                                                    Development

Steven L. Winokur......................                  40         Executive Vice President, Finance; Chief
                                                                    Financial Officer; and Treasurer

     Robert Di Sante, Executive Vice President and Divisional Chief Executive Officer, International Operations, joined the Company through the acquisition of FCA International Ltd. in May 1998. Prior to joining the Company, Mr. Di Sante was Executive Vice President, Finance and Corporate Services of FCA International Ltd. Mr. Di Sante is a chartered accountant.

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

     Joseph C. McGowan, Executive Vice President and Divisional Chief Executive Officer, Accounts Receivable Management Services, joined the Company in 1990. Prior to joining the Company, Mr. McGowan was Assistant Manager of the Collections Department at Philadelphia Gas Works, a public utility, since 1975.

     Louis A. Molettiere, Executive Vice President and Chief Operating Officer, joined the Company through the acquisition of the Co-Source Corporation in May 1999. Prior to joining the Company, Mr. Molettiere was Vice President of Marketing of Milliken & Michaels, a subsidiary of Co-Source Corporation, since 1993. Prior to joining Milliken & Michaels, Mr. Molettiere was with AT&T for twenty-two years, most recently as General Marketing Manager - National and Major Markets.

     Richard Raquet, Executive Vice President and Divisional Chief Executive Officer, Market Strategy, joined the Company through the acquisition of The Response Center in February 1998. Prior to joining the Company, Mr. Raquet was Chief Operating Officer of The Response Center.

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

                                     PART II

Item 5.  Market for the Registrant's Common Stock and
         Related Shareholder Matters.

     The Company's common stock is listed on the Nasdaq National Market under the symbol "NCOG." The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices for the common stock, as reported by Nasdaq.

                                                            High          Low
                                                            ----          ---
1998
           First Quarter                                  $ 29.25       $ 21.87
           Second Quarter                                   28.00         20.50
           Third Quarter                                    28.50         17.63
           Fourth Quarter                                   45.00         23.50

1999
           First Quarter                                  $ 43.75       $ 28.81
           Second Quarter                                   38.00         25.75
           Third Quarter                                    49.88         36.38
           Fourth Quarter                                   52.75         25.88

     As of March 22, 2000, the Company's common stock was held by approximately 85 holders of record. Based on information obtained from the Company's transfer agent, the Company believes that the number of beneficial owners of its common stock is in excess of 5,245.

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

     Sales of Unregistered Securities during 1999

     Set forth below is information concerning certain issuances of common stock during 1999 which were not registered under the Securities Act and which have not been previously reported.

     From January to December 1999, the Company granted options to certain executive officers and key employees under the 1996 Stock Option Plan on the dates and at the exercise prices set forth below. Generally, options will become exercisable in equal one-third installments beginning on the first anniversary of the date of grant. All of the options were issued in connection with such employee's employment with the Company and no cash or other consideration was received by the

     Company in exchange for the grant of such options. The grants of the options were not registered under the Securities Act because there was no "sale" of the options; however, the stock issued upon the exercise of the options has been registered on Form S-8.

    Date Issued                   Options Granted           Exercise Price
    -----------                   ---------------           --------------

    March 1999                        68,000                   $37.00

    April 1999                        10,000                   $33.13

    May 1999                         101,000                   $32.13

    June 1999                         12,000                   $31.90

    August 1999                       13,000                   $43.81

    December 1999                  1,074,000                   $29.94

     In May 1999, the Company issued options in accordance with the 1996 Non-Employee Director Stock Option Plan to purchase 3,000 shares of common stock to each of Eric S. Siegel and Alan F. Wise and 15,000 shares of common stock to Stuart Wolf. These options were granted at an exercise price of $33.00 per share. The grants of the options were not registered under the Securities Act because there was no "sale" of the options; however, the stock issued upon the exercise of the options has been registered on Form S-8.

Item 6. Selected Financial Data.
        ------------------------

                             SELECTED FINANCIAL DATA
                  (Amounts in thousands, except per share data)

                                                                      For the years ended December 31,
                                                 ---------------------------------------------------------------------------
                                                    1995           1996            1997            1998            1999
                                                 -----------    ------------    ------------    ------------    ------------
                                                                 C>

Statement of Income Data:
Revenue                                          $ 12,733        $ 30,760       $ 108,073       $ 229,952       $ 492,354
Operating costs and expenses:
     Payroll and related expenses                   6,797          14,651          56,949         119,314         257,877
     Selling, general and administrative
        expenses                                    4,042          10,032          36,372          66,588         135,508
     Depreciation and amortization
        expense                                       348           1,254           4,564           9,851          23,311
     Non-recurring acquisition costs                    -               -               -               -           4,601
                                               -----------    ------------    ------------    ------------    ------------
Income from operations                              1,546           4,823          10,188          34,199          71,057
Other income (expense)                               (180)           (576)           (797)         (2,723)        (17,997)
                                               -----------    ------------    ------------    ------------    ------------
Income before provision for income taxes            1,366           4,247           9,391          31,476          53,060
Income tax expense (1)                                  -             613           4,800          13,131          23,694
                                               -----------    ------------    ------------    ------------    ------------
Net income                                          1,366           3,634           4,591          18,345          29,366
Accretion of preferred stock
  to redemption value                                   -               -          (1,617)         (1,604)           (377)
                                               -----------    ------------    ------------    ------------    ------------
Net income applicable to
  common shareholders                             $ 1,366         $ 3,634         $ 2,974        $ 16,741        $ 28,989
                                               ===========    ============    ============    ============    ============

Pro forma income tax expense (1)                      546           1,093
                                               -----------    ------------
Pro forma net income (1)                            $ 820         $ 2,541
                                               ===========    ============

Net income per share:
     Basic                                         $ 0.19          $ 0.48          $ 0.22          $ 0.91          $ 1.27
                                               ===========    ============    ============    ============    ============
     Diluted                                       $ 0.19          $ 0.48          $ 0.20          $ 0.85          $ 1.22
                                               ===========    ============    ============    ============    ============

Pro forma net income per share:
     Basic (1)                                     $ 0.12          $ 0.34
                                               ===========    ============
     Diluted (1)                                   $ 0.12          $ 0.34
                                               ===========    ============

Weighted average shares outstanding:
     Basic                                          7,093 (2)       7,630 (2)      13,736          18,324          22,873
                                               ===========    ============    ============    ============    ============
     Diluted                                        7,093 (2)       7,658 (2)      14,808          19,758          23,799
                                               ===========    ============    ============    ============    ============


                                                                               December 31,
                                                 ---------------------------------------------------------------------------
                                                    1995           1996            1997            1998            1999
                                                 -----------    ------------    ------------    ------------    ------------
Balance Sheet Data:
Cash and cash equivalents                        $    805        $ 12,059        $ 30,379        $ 23,560        $ 52,380
Working capital                                       812          13,629          38,223          35,515          77,625
Total assets                                        6,644          35,826         131,492         414,809         797,940
Long-term debt, net of
     current portion                                2,593           1,478          15,211         143,910         323,949
Shareholders' equity                                2,051          30,648          94,336         199,465         364,888


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

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

     Results of Operations

     The following table sets forth historical income statement data as a percentage of revenue:

                                                         Years Ended December 31,
                                         --------------------------------------------------------
                                           1995       1996         1997        1998        1999
                                         -------    --------    ---------   ---------   ---------

Revenue                                   100.0%     100.0%      100.0%      100.0%       100.0%

Operating costs and expenses:
     Payroll and related expenses          53.4       47.6        52.7        51.9         52.4
     Selling, general and administrative
       expenses                            31.7       32.6        33.7        28.9         27.5
     Depreciation and amortization
       expense                              2.7        4.1         4.2         4.3          4.7
     Non-recurring acquisition costs          -          -           -           -          0.9
                                         -------   --------   ---------   ---------    ---------
         Total operating costs and
           expenses                        87.8       84.3        90.6        85.1         85.5
                                         -------   --------   ---------   ---------    ---------
Income from operations                     12.2       15.7         9.4        14.9         14.5


Other income (expense)                     (1.4)      (1.9)      (0.7)        (1.2)        (3.7)
                                         -------   --------   ---------   ---------    ---------

Income before provision for income taxes   10.8       13.8         8.7        13.7         10.8


Income tax expense(1)                       4.3        5.5         4.4         5.7          4.8
                                         -------   --------   ---------   ---------    ---------

Net income                                  6.5%       8.3%        4.3%        8.0%         6.0%
                                         =======   ========   =========   =========    =========

(1) The Company was taxed as an S Corporation prior to September 3, 1996. Accordingly, income tax expense and net income have been provided on a pro forma basis as if the Company had been subject to income taxes in all periods presented.

Year ended December 31, 1999 Compared to Year ended December 31, 1998

     Revenue. Revenue increased $262.4 million, or 114.1%, to $492.4 million in 1999, from $230.0 million in 1998. $50.7 million of the increase was attributable the addition of new clients and growth in business from existing clients. The $50.7 million increase includes $11.9 million attributable to JDR Holdings, Inc. ("JDR"), which was acquired on March 31, 1999 and was accounted for under the pooling-of-interests method of accounting. The remainder of the increase was attributable to the following: $33.6 million from the acquisition of Compass International Services Corporation ("Compass") on August 20, 1999; $44.2 million from the acquisition of Co-Source Corporation ("Co-Source") on May 21, 1999; $101.4 million from the acquisition of Medaphis Services Corporation ("MSC") on November 30, 1998; $12.3 million from the acquisition of MedSource, Inc. ("MedSource") on July 1, 1998; and $20.2 million from the acquisition of FCA International Ltd. ("FCA") on May 5, 1998.

     Payroll and related expenses. Payroll and related expenses increased $138.6 million to $257.9 million in 1999, from $119.3 million in 1998, and increased as a percentage of revenue to 52.4% from 51.9%. Payroll and related expenses increased as a percentage of revenue primarily as a result of some of the recent acquisitions having a higher cost structure than the remainder of the Company. In addition, a portion of this increase was attributable to increases in the size of the Market Strategy and the Commercial Services divisions, which have higher payroll cost structures than the remainder of the Company. However, the higher payroll structures of the Commercial Services and Market Strategy divisions were offset by their lower selling, general and administrative cost structures. Payroll and related expenses as a percentage of revenue are expected to decrease by continuing to integrate the recent acquisitions and by spreading the Company's payroll costs over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $68.9 million to $135.5 million in 1999 from $66.6 million in 1998. Selling, general and administrative expenses decreased as a percentage of revenue to 27.5% from 28.9%. This decrease resulted from the Company realizing operating efficiencies and by spreading selling, general and administrative expenses over a larger revenue base. In addition, a portion of this decrease can be attributed to increases in the size of the Market Strategy and the Commercial Services divisions, which have lower selling, general and administrative cost structures than the remainder of the Company.

     Depreciation and amortization. Depreciation and amortization increased to $23.3 million in 1999 from $9.9 million in 1998. Of this increase, $1.7 million was attributable to the Compass acquisition, $2.2 million was attributable to the Co-Source acquisition, $4.0 million was attributable to the MSC acquisition, $940,000 was attributable to the MedSource acquisition, and $1.8 million was attributable to the FCA acquisition. The remaining $2.8 million consisted of depreciation resulting from capital expenditures made in the ordinary course of business during 1999. These capital expenditures included purchases associated with the Company's planned migration towards a single, integrated information technologies platform, the expansion of the Company's infrastructure to handle future growth, and the Company's year 2000 compliance program.

     Non-recurring acquisition costs. In the first quarter of 1999, the Company incurred $4.6 million of non-recurring acquisition costs in connection with the acquisition of JDR. These costs consisted primarily of investment banking fees, legal and accounting fees, and printing costs.

     Other income (expense). Interest and investment income increased $230,000 to $1.4 million for 1999 over the comparable period in 1998. This increase was primarily attributable to an increase in operating funds and funds held on behalf of clients. Interest expense increased to $19.4 million in 1999 from $3.9 million in 1998. The increase was partially attributable to a full year of interest expense from the Company financing a portion of the July 1998 acquisition of MedSource and all of the November 1998 acquisition of MSC with borrowings of $25.5 million and $107.5 million, respectively, under the revolving credit facility. In addition, the Company financed the May 1999 acquisition of Co-Source with borrowings of $122.7 million under a revolving credit facility. A portion of the increase was attributable to borrowings under a revolving credit facility of $29.5 million that were used to repay debt that was assumed as a result of the Compass acquisition.

     Income tax expense. Income tax expense for 1999 increased to $23.7 million, or 44.7% of income before taxes, from $13.1 million, or 41.7% of income before taxes, for 1998. The increase in the effective tax rate was partially attributable to the impact of the non-deductible goodwill related to certain acquisitions. In addition, the increase was also attributable to the non-deductible portion of the $4.6 million of non-recurring acquisition costs incurred during the first quarter of 1999 in connection with the acquisition of JDR.

     Net income. Net income in 1999 increased 60.1% to $29.4 million from $18.3 million in 1998. Included in net income for 1999 were $3.7 million of expenses attributable to non-recurring acquisition costs, net of taxes. Without these costs, net income would have been $33.1 million, or $1.39 per share on a diluted basis, an increase of $14.7 million, or 80.2%, over 1998.

     Accretion of preferred stock to redemption value. The accretion of preferred stock to redemption value relates to JDR's preferred stock that was outstanding prior to its exchange for NCO common stock on March 31, 1999. This non-cash accretion represents the periodic amortization of the difference between the original carrying amount and the mandatory redemption amount.

Year ended December 31, 1998 Compared to Year ended December 31, 1997

     Revenue. Revenue increased $121.9 million, or 112.8%, to $230.0 million in 1998 from $108.1 million in 1997. Of this increase, $28.2 million was attributable to a full year of revenue from JDR as compared to revenue in 1997 for the period from May 29, 1997 to December 31, 1997. The partial year of revenue in 1997 resulted from the recapitalization completed by JDR on May 29, 1997 which resulted in a new basis of accounting. In addition, $8.5 million was attributable to the acquisition of MSC, completed in November 1998, $12.3 million was attributable to the acquisition of MedSource, completed in July 1998, $35.3 million was attributable to the acquisition of FCA, completed in May 1998, $8.9 million was attributable to the acquisitions of the Collections Division of American Financial Enterprises, Inc. ("AFECD") and The Response Center ("TRC"), completed in the first quarter of 1998, and $4.3 million was attributable to the acquisitions of ADVANTAGE Financial Services, Inc. ("AFS") and Credit Acceptance Corp. ("CAC"), completed in the fourth quarter of 1997. The addition of new clients and growth in business from existing clients represented $24.4 million of the increase in revenue.

     Payroll and related expenses. Payroll and related expenses increased $62.4 million to $119.3 million in 1998 from $56.9 million in 1997, and decreased as a percentage of revenue to 51.9% from 52.7%. Payroll and related expenses decreased as a percentage of revenue primarily as a result of JDR's increased productivity and greater efficiencies achieved as a result of the acquisitions completed by JDR and the absorption of management and administrative costs over a larger revenue base. In addition, a portion of this decrease was the result of lower payroll costs related to MedSource and by spreading the cost of management and administrative personnel over a larger revenue base. The decrease was partially offset by higher payroll costs related to FCA and the Market Strategy Division.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $30.2 million to $66.6 million in 1998 from $36.4 million in 1997. Selling, general and administrative expenses decreased as a percentage of revenue to 28.9% from 33.7%. This decrease resulted from the Company realizing operating efficiencies and by spreading selling, general and administrative expenses over a larger revenue base. In addition, a portion of this decrease can be attributed to the increase in the size of the Market Strategy division since it has a lower selling, general and administrative cost structure than the remainder of the Company.

     Depreciation and amortization. Depreciation and amortization increased to $9.9 million in 1998 from $4.6 million in 1997. Of this increase, $999,000 was attributable to the recapitalization completed by JDR in May 1997, $335,000 was attributable to the MSC acquisition, $849,000 was attributable to the MedSource acquisition, $1.3 million was attributable to the FCA acquisition,

$653,000 was attributable to the acquisitions of AFECD and TRC, completed in the first quarter of 1998, and $367,000 was attributable to the acquisitions of AFS and CAC, completed in the fourth quarter of 1997. The remaining $797,000 consisted of depreciation resulting from capital expenditures incurred in the ordinary course of business.

     Other income (expense). Interest and investment income increased $110,000 to $1.1 million in 1998 from the comparable period in 1997. This increase was primarily attributable to an increase in operating funds and funds held on behalf of clients. Interest expense increased to $3.9 million for 1998 from $1.8 million in 1997. The increase was partially attributable to the Company financing the May 1998 acquisition of FCA with $74.0 million of borrowings under its revolving credit facility. In June 1998, the $74.0 million from the revolving credit facility was repaid with a portion of the proceeds from the Company's public offering completed in June 1998. In addition, the Company financed $25.5 million of the MedSource acquisition with borrowings under the revolving credit facility. The Company also financed the November 1998 acquisition of MSC with $107.5 million of borrowings under its revolving credit facility.

     Income tax expense. Income tax expense for 1998 increased to $13.1 million, or 41.7% of income before taxes, from $4.8 million, or 51.1% of income before taxes, for 1997. Income taxes were computed after giving effect to non-deductible goodwill expenses resulting from certain acquired companies. The decrease in the effective tax rate resulted from JDR having a loss in 1997 for federal income tax purposes, for which no tax benefit was realized during 1997. This decrease was partially offset by the full-year impact of the non-deductible goodwill related to certain acquisitions completed during 1997 and the impact of the non-deductible goodwill related to certain acquisitions completed during 1998.

     Net income. Net income in 1998 increased to $18.3 million from $4.6 million in 1997, a 299.6% increase.

     Accretion of preferred stock to redemption value. The accretion of preferred stock to redemption value relates to JDR's preferred stock that was outstanding prior to its exchange for NCO common stock on March 31, 1999. This non-cash accretion represents the periodic amortization of the difference between the original carrying amount and the mandatory redemption amount.

     Quarterly Results (Unaudited)

     The following table sets forth selected historical financial data for the calendar quarters of 1998 and 1999. This quarterly information is unaudited, but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                            Quarters Ended
                 ---------------------------------------------------------------------------------------------------------
                                        1998                                                  1999
                 -------------------------------------------------   -----------------------------------------------------
                   Mar. 31      June 30     Sept. 30      Dec. 31      Mar. 31       June 30       Sept. 30      Dec. 31
                 ----------   ----------   ----------   ----------   ----------    ----------    -----------   -----------
                                                         (Dollars in thousands)
Revenue            $40,606     $ 51,935     $ 63,585     $ 73,826     $ 95,864     $ 110,704      $ 136,078     $ 149,708
Income from
 operations          5,987        8,518        8,920       10,774        8,869        16,889         21,122        24,177
Net income           3,720        4,651        4,380        5,594        2,506         7,521          8,902        10,437

Net income per
 share:
  Basic            $  0.22     $   0.26     $   0.19     $   0.26     $   0.10     $    0.35      $    0.38     $    0.41
  Diluted          $  0.20     $   0.24     $   0.17     $   0.24     $   0.10     $    0.34      $    0.37     $    0.40

As a percentage of
 revenue:
  Income from
   operations         14.7%        16.4%        14.0%        14.6%         9.3%         15.3%          15.5%         16.1%

  Net income           9.2%         8.9%         6.9%         7.6%         2.6%          6.8%           6.5%          7.0%


     The Company has experienced and expects to continue to experience quarterly variations in operating results as a result of many factors, including the costs and timing of completion and integration of acquisitions, the timing of clients' accounts receivable management programs, the commencement of new contracts, the termination of existing contracts, the costs to support growth by acquisition or otherwise, the integration of acquisitions, the effect of the change of business mix on margins, and the timing of additional selling, general and administrative expenses to support new business. Additionally, the Company's planned operating expenditures are based on revenue forecasts, and, if revenues are below expectations in any given quarter, operating results would likely be materially adversely affected. While the effects of seasonality on the Company's business historically have been obscured by its rapid growth, the Company's business tends to be slower in the third and fourth quarters of the year due to the summer and holiday seasons.

     Liquidity and Capital Resources

     Since 1996, the Company's primary sources of cash have been bank borrowings, public offerings, and cash flows from operations. Cash has been used for acquisitions, purchases of equipment, and working capital to support the Company's growth.

     In July 1997, the Company completed a public offering (the "1997 Offering"), selling 2,166,000 shares of common stock and received net proceeds of approximately $40.4 million.

     In June 1998, the Company completed a public offering (the "1998 Offering"), selling 4,000,000 shares of common stock and received net proceeds of approximately $81.7 million.

     In July 1998, the Company sold 469,000 shares of common stock in connection with the underwriters' exercise of the over-allotment option granted in connection with the 1998 Offering. The Company received net proceeds of approximately $9.6 million.

     Cash provided by operating activities was $43.5 million in 1999 and $23.4 million in 1998. The increase in cash provided by operations was primarily due to the increase in net income to $29.4 million in 1999 from $18.3 million in 1998 and the increase in non-cash charges, primarily depreciation and amortization, to $23.3 million in 1999 from $9.9 million in 1998. In addition, a portion of the increase was the result of deferred taxes that were recorded as a result of acquisition accounting. A portion of these increases was offset by the $17.5 million increase in accounts receivable and the $5.3 million decrease in accounts payable and accrued expenses.

     Cash provided by operating activities was $23.4 million in 1998 and $5.4 million in 1997. The increase in cash provided by operations was primarily due to the increase in net income to $18.3 million in 1998 compared to $4.6 million in 1997 and the increase in non-cash charges, primarily depreciation and amortization, to $9.9 million in 1998, compared to $4.6 million in 1997. In addition, the increase was also attributable to a $3.1 million increase in deferred taxes in 1998, compared to a $1.8 million increase in 1997. These increases were partially offset by a $10.8 million increase in accounts receivable in 1998, compared to a $4.6 million increase in 1997.

     Cash used in investing activities was $164.9 million in 1999, compared to $233.1 million for 1998. The decrease was due primarily to cash paid in 1998 to acquire TRC, FCA, MedSource, and MSC. The Company financed these acquisitions with the proceeds from the 1998 Offering and borrowings under the Company's revolving credit agreement. This increase was partially offset by the Company financing the May 1999 acquisition of Co-Source with borrowings under the Company's revolving credit facility.

     Cash used in investing activities was $233.1 million in 1998, compared to $30.2 million in 1997. The increase was due primarily to the acquisitions of FCA, MedSource, and MSC. The Company financed these acquisitions with the proceeds from the 1998 Offering and borrowings under the Company's revolving credit agreement.

     In addition to equipment financed under operating leases, capital expenditures were $29.6 million, $10.3 million, and $4.8 million in 1999, 1998, and 1997, respectively.

     Cash provided by financing activities was $150.0 million in 1999, compared to $203.0 million in 1998. During 1999, the Company's primary source of cash from financing activities was borrowings under the revolving credit facility that were used to repay the existing debt under the JDR credit facility and to finance the acquisition of Co-Source. Net proceeds of $91.3 million from the 1998 Offering and net borrowings of $135.6 million were the Company's primary sources of cash from financing activities in 1998, which were used for the acquisitions of FCA, MedSource and MSC.

     Cash provided by financing activities was $203.0 million in 1998, compared to $43.2 million in 1997. Net proceeds of $91.3 million from the 1998 Offering and net borrowings of $135.6 million were the Company's primary sources of cash from financing activities, which were used for acquisitions.

     In May 1999, the Company's credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders, was amended to, among other things, increase the Company's credit facility to provide for borrowings up to $350.0 million, structured as a $350.0 million revolving credit facility. At the option of the Company, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin ranging from 0.25% to 0.50% depending on the Company's consolidated funded debt to EBITDA ratio (Mellon Bank's prime rate was 8.50% on December 31, 1999) or LIBOR plus a margin ranging from 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 5.83% on December 31, 1999). Borrowings are collateralized by substantially all the assets of the Company. The balance under the revolving credit facility will be due upon the expiration of the five-year term. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions, capital expenditures, and distributions to shareholders.

     The Company believes that funds generated from operations, together with existing cash and available borrowings under its credit agreement will be sufficient to finance its current operations, planned capital expenditure requirements, and internal growth at least through the next twelve months. However, the Company could require additional debt or equity financing if it were to make any other significant acquisitions for cash during that period.

     Market Risk

     The Company is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, and changes in corporate tax rates. The Company employs risk management strategies that may include the use of derivatives such as interest rate swap agreements, interest rate ceilings and floors, and foreign currency forwards and options to manage these exposures. The Company does not hold derivatives for trading purposes.

     Goodwill

     The Company's balance sheet includes amounts designated as "goodwill." Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses, based on their respective fair values at the date of acquisition. GAAP requires that this and all other intangible assets be amortized over the period benefited. Management has determined that period to range from 15 to 40 years based on the attributes of each acquisition.

     As of December 31, 1999, the Company's balance sheet included goodwill that represented approximately 75.5% of total assets and 165.1% of shareholders' equity.

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

     Management has concluded that the anticipated future cash flows associated with intangible assets recognized in the acquisitions will continue indefinitely, and there is no persuasive evidence that any material portion will dissipate over a period shorter than the respective amortization period.

     Year 2000 System Modifications

     NCO completed a program to evaluate and address the impact of the year 2000 on its information technology systems in order to ensure that its network and software would successfully manage and manipulate data involving the transition of dates from the year 1999 to the year 2000 without functional or data abnormality and without inaccurate results related to such data. This program included steps to: (a) identify software that required date code remediation;
(b) establish timelines for availability of corrective software releases; (c) implement the fix to a test environment and test the remediated product; (d) integrate the updated software to NCO's production environment; (e) communicate and work with clients to implement year 2000 compliant data exchange formats; and (f) provide management with assurance of a seamless transition to the year 2000. As a result, the Company did not experience any significant disruptions of its information technology systems as the dates were transitioned from the year 1999 to the year 2000.

     NCO also completed a program to evaluate and address the impact of year 2000 on its non-information technology systems, which include the Company's telecommunications systems, business machines, and building and premises systems. This program included steps to: (a) review existing systems to identify potential issues; (b) review these issues with major external suppliers; and (c) develop a contingency plan. As a result, the Company did not experience any significant disruptions of its non-information technology systems as the dates were transitioned from year the 1999 to year the 2000.

     During 1998 and 1999, the Company incurred total pre-tax expenses of approximately $224,000 and $1.6 million, respectively, in connection with the year 2000 compliance program. These amounts do not include expenses incurred by companies prior to their acquisition by the Company. These costs are associated with both internal and external staffing resources for the necessary planning, coordination, remediation, testing, and other expenses to prepare its systems for the year 2000. However, a portion of these expenses were not incremental, but rather represented a redeployment of existing information technology resources. The Company's software was provided by third-party vendors, and the third-party vendors incorporated the necessary modifications as part of their normal systems maintenance. The majority of the costs were incurred through the modification and testing of electronic data interchange formats with the Company's clients and the testing of modifications performed by its third-party vendors. The cost of planning and initial remediation incurred to date has not been significant. For the year 2000, the Company expects to incur total pre-tax expenses of approximately $180,000. These costs are associated with both internal and external staffing resources for the necessary testing to verify that the Company's systems are properly transitioning dates from year 1999 to year 2000.

     The Company has not experienced, and does not expect to experience, any material adverse impacts on its business or results of operations as a result of the transition of dates from year the 1999 to the year 2000. No assurance can be given, however, that unanticipated or undiscovered year 2000 compliance problems will not have a material, adverse effect on the Company's business or results of operations. In addition, if the Company's clients or significant suppliers and contractors did not successfully achieve year 2000 compliance, the Company's business and results of operations could be adversely affected, resulting from, among other things, the Company's inability to properly exchange and/or receive data with its clients.

     Recent Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (collectively "SFAS No. 133"). SFAS No. 133 is effective for the fiscal years beginning after June 15, 2000 and requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS No. 133 by the first quarter of 2001. Due to the Company's limited use of derivative instruments, SFAS No. 133 is not expected to have a material impact on the consolidated results of operations, financial condition, or cash flows of the Company.

     Forward-Looking Statements

     Certain statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as elsewhere in this Annual Report on Form 10-K, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's five-year growth strategy, statements as to the Company's objective to focus on internal growth, strategic acquisitions and alliances, and integration, the impact of acquisitions on the Company's earnings, the Company's ability to realize operating efficiencies in the integration of its acquisitions, trends in the Company's future operating performance, expected increases in operating efficiencies, anticipated trends in the accounts receivable management industry, year 2000 compliance, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors which may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks related to year 2000 compliance and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Registration Statement on Form S-3, filed on September 3, 1999, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements. See Item 1. -- "Business -- Investment Considerations."

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.
         -----------------------------------------------------------
     Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data.
         --------------------------------------------
     The financial statements, financial statement schedules and related documents that are filed with this Report are listed in Item 14(a) of this Report on Form 10-K and begin on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
        Financial Disclosure.
        ---------------------

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------
     Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K, except information concerning certain executive officers of the Company which is set forth in Section 4.1 of this Annual Report on Form 10-K.

Item 11. Executive Compensation.
         ----------------------
     Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------
     Incorporated by reference from the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K.
         ------------------------------------------------------
         (a). Documents filed as part of this report:

     1. List of Consolidated Financial Statements. The following consolidated financial statements and the accompanying notes of NCO Group, Inc., have been included in this Report on Form 10-K beginning on page F-1:

     Report of Independent Accountants
     Consolidated Balance Sheets as of December 31, 1998 and 1999
     Consolidated Statements of Income for each of the three years in the period ended December 31, 1999
     Consolidated Statements of Redeemable Preferred Stock and Shareholders'
       Equity for each of the three years in the period ended December 31, 1999 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999
     Notes to Consolidated Financial Statements

     2. List of Financial Statement Schedules. The following financial statement schedule of NCO Group, Inc., has been included in this Report on Form 10-K beginning on page S-1:

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

       2.2(6)    Agreement dated March 24, 1998 among the Company, FCA and Fairfax concerning the FCA
                 Tender Offer. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.


    Exhibit No.                                                Description
--------------------     ----------------------------------------------------------------------------------------
       2.3(8)    Stock Purchase Agreement dated May 4, 1998 among the Company, MedSource, Whitney
                 Subordinated Debt fund, L.P., Whitney Equity Partners, L.P., C.B. Hellman, Jr., Mark
                 Gorman, John O'Hara and HealthCare Business Management, Ltd. NCO will furnish to the
                 Securities and Exchange Commission a copy of any omitted schedules upon request.
       2.4(10)   Amended and Restated Stock Purchase Agreement by and  between NCO and Medaphis Services
                 Corporation dated as of October 15, 1998 as amended and restated on November
                 30, 1998. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.
       2.5(11)   Agreement and Plan of Reorganization, dated November 2, 1998, among JDR Holdings,
                 Inc., NCO Group, inc. and JDR Acquisition Inc. NCO will furnish to the Securities and
                 Exchange Commission a copy of any omitted schedules upon request.
       2.6(11)   Agreement and Plan of Merger, dated November 2, 1998, among JDR Holdings, Inc., NCO
                 Group, Inc. and JDR Acquisition Inc. NCO will furnish to the Securities and Exchange
                 Commission a copy of any omitted schedules upon request.
       2.7(13)   Stock Purchase Agreement dated April 17, 1999 among Co-Source Corporation, its shareholders and optionholders, H.I.G.-DCI Investments, L.P. and NCO Group, Inc. NCO will furnish to the Securities and
                 Exchange Commission a copy of any omitted schedules upon request.
       2.8(14)   Agreement and Plan of Merger, dated May 12, 1999, by and among Compass International
                 Services Corporation, NCO Group, Inc. and Cardinal Acquisition Corporation. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.
       3.1(1)    The Company's amended and restated Articles of Incorporation.
       3.2(7)    Amendment to Amended and Restated Articles of Incorporation.
       3.3(1)    The Company's amended and restated Bylaws.
       4.1(1)    Specimen of Common Stock Certificate.
       4.2(13)   Form of warrant to purchase NCO Group, Inc. common stock.
     *10.1(1)    Employment Agreement, dated September 1, 1996, between the Company and Bernard R.
                 Miller.
     *10.2(15)   Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Bernard R. Miller.
     *10.3(1)    Employment Agreement, dated September 1, 1996, between the Company and Michael J.
                 Barrist.



    Exhibit No.                                                Description
--------------------     ----------------------------------------------------------------------------------------
     *10.4(15)   Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Michael J. Barrist.
     *10.5(1)    Employment Agreement, dated September 1, 1996, between the Company and Charles C.
                 Piola, Jr.
     *10.6(15)   Addendum, dated May 1, 1998, to the Employment Agreement, dated September 1, 1996, between the Company and Charles C. Piola, Jr.
     *10.7(1)    Employment Agreement, dated September 1, 1996, between the Company and Joseph C.
                 McGowan.
    *10.8(15)    Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Joseph C. McGowan.
     *10.9(1)    Employment Agreement, dated September 1, 1996, between the Company and Steven L.
                 Winokur.
    *10.10(15)   Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Steven L. Winokur.
    *10.11(1)    Amended and Restated 1995 Stock Option Plan.
    *10.12(9)    1996 Stock Option Plan, as amended.
    *10.13(9)    1996 Non-Employee Director Stock Option Plan, as amended.
     10.14(1)    Distribution and Tax Indemnification Agreement
     10.15(1)    Irrevocable Proxy Agreement by and between Michael J. Barrist and Annette H. Barrist.
     10.16(2)    Non-negotiable Subordinated Convertible Promissory Note dated January 22, 1997, made by the Company in the principal amount of $900,000, as  partial payment of the purchase price for the acquisition of Goodyear & Associates, Inc.
     10.17(3)    Non-Transferable Common Stock Purchase Warrant dated February 2, 1997 issued to CRW
                 Financial, Inc.
     10.18(3)    Registration Rights Agreement dated February 2, 1997 between NCO and CRW Financial,
                 Inc.
     10.19(6)    Lease dated March 18, 1997 between Indiana Avenue Associates, L.P. and the Company related to the lease of Fort Washington corporate headquarters.
     10.20       Fifth Amended and Restated Credit Agreement dated as of December 31, 1999 by and among NCO Group, Inc., as
                 Borrower, Mellon Bank, N.A., as Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the
                 Securities and Exchange Commission a copy of any omitted schedules upon request.
     10.21(7)    Executive Salary Continuation Agreement.


    Exhibit No.                                                Description
--------------------     ----------------------------------------------------------------------------------------
     10.22(15) Transfer Agreement dated January 26, 1998 among NCO, CRW Financial, Inc. and Swiss
               Bank Corporation.
    *10.23(12) Compass International Services Corporation Employee Incentive Compensation Plan
    *10.24(16) JDR 1997 Option Plan
    *10.25     Employment Agreement, dated March 31, 1999, between the Company and David E. D'Anna.
    *10.26     Employment Agreement, dated May 2, 1998, between the Company and Paul E. Weitzel, Jr.
    *10.27     Addendum, dated January 1, 1999, to the Employment Agreement, dated May 2, 1998, between the Company and Paul E. Weitzel, Jr.
    *10.28     Employment Agreement, dated June 1, 1998, between the Company and Robert Di Sante.
    *10.29     Employment Agreement, dated February 12, 1998, between the Company and Richard Raquet.
    *10.30     Addendum, dated June 25, 1999, to the Employment Agreement, dated February 12, 1998, between the Company and Richard Raquet.
      21.1(11) Subsidiaries of the Registrant.
      23.1     Consent of PricewaterhouseCoopers LLP.
      23.2     Consent of Arthur Andersen LLP.
      27.1     Financial Data Schedules.

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

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-K for the quarter ended March 31, 1998 (File No. 0-21639), filed with the Securities Exchange Commission on May 4, 1998.

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

(11) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-73087), as amended, filed with the Securities Exchange Commission on February 26, 1998.

(12) Incorporated by reference to Compass International Service Corporation's Registration Statement on Form S-1 (Registration No. 333-50021), as amended, filed with the Securities Exchange Commission on April 13, 1998.

(13) Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21639) filed with the Securities Exchange Commission on August 4, 1999.

(14) Incorporated by reference to the Company's Proxy/Registration Statement on Form-S-4 (Registration No. 333-83229) filed with the Securities Exchange Commission on July 20, 1999.

(15) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-21639), as amended, filed with the Securities Exchange Commission on March 31, 1999.

(16) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities Exchange Commission on April 15, 1999.



                       (b).   Reports on Form 8-K

                              None - not applicable

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NCO GROUP, INC.

    Date:  March 24, 2000            By: /s/ Michael J. Barrist
                                        -----------------------

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

              SIGNATURE                                       TITLE(S)                           DATE
              ---------                                       --------                          ------
/s/ Michael J. Barrist                      Chairman of the Board, President and Chief       March 24, 2000
-------------------------------             Executive Officer (principal executive
Michael J. Barrist                          officer)


/s/ Steven L. Winokur                       Executive Vice President, Finance; Chief         March 24, 2000
-----------------------------               Financial Officer; and Treasurer (principal
Steven L. Winokur                           financial and accounting officer)


/s/ David E. D'Anna                         Executive Vice President; Divisional Chief       March 24, 2000
----------------------------                Executive Officer, Technology-Based
David E. D'Anna                             Outsourcing Services; and Director


/s/ Charles C. Piola, Jr.                   Director                                         March 24, 2000
-------------------------
Charles C. Piola, Jr.

/s/ Eric S. Siegel                          Director                                         March 24, 2000
---------------------------------
Eric S. Siegel

/s/ Allen F. Wise                           Director                                         March 24, 2000
-----------------------------
Allen F. Wise

/s/ Stuart Wolf                             Director                                         March 24, 2000
-------------------------------
Stuart Wolf

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

Financial Statements:

Report of Independent Accountants...............................................................................F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999 ...................................................F-4

Consolidated Statements of Income for each of the three years in the period ended December 31, 1999......................................................................F-5

Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity for each of the three years in the period ended December 31, 1999......................................................................F-6

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999......................................................................F-7

Notes to Consolidated Financial Statements......................................................................F-8


Financial Statement Schedules:

For the years ended December 31, 1997, 1998 and 1999:

    II - Valuation and Qualifying Accounts......................................................................S-1

                        Report of Independent Accountants


To the Board of Directors and
  Shareholders of NCO Group, Inc.:

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of NCO Group, Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements and the financial statement schedule give retroactive effect to the merger of JDR Holdings, Inc. on March 31, 1999 in a transaction accounted for as a pooling of interests, as described in Note 3 to the consolidated financial statements. We did not audit the financial statements of JDR Holdings, Inc., which statements reflect total assets of $35,145,119 as of December 31, 1998 and total revenues of $22,788,523 and $50,976,251 for the period from May 29, 1997 to December 31, 1997 and for the year ended December 31, 1998, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for JDR Holdings, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP
Philadelphia, PA
February 16,  2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To JDR Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of JDR Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, redeemable preferred and common stock and stockholders' equity (deficit), and cash flows for the period from May 29, 1997 to December 31, 1997 and for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JDR Holdings, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the period from May 29, 1997 to December 31, 1997 and for the year ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                    /s/ Arthur Andersen LLP
                                                    -----------------------


Philadelphia, Pa.,
  January 29, 1999

Part 1 - Financial Information
Item 1 - Financial Statements

                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)


                                                                                                   December 31,
                                                                                          -----------------------------
                                               ASSETS                                        1998                1999
                                                                                          ---------           ---------
Current assets:
     Cash and cash equivalents                                                            $  23,560           $  52,380
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $3,998 and $6,425, respectively                               54,443              82,207
     Purchased accounts receivable                                                            1,597               6,719
     Deferred taxes                                                                           1,348               2,965
     Other current assets                                                                     2,930               5,890
                                                                                          ---------           ---------
          Total current assets                                                               83,878             150,161

Funds held on behalf of clients

Property and equipment, net                                                                  27,062              56,823

Other assets:
     Intangibles,  net of accumulated amortization                                          297,347             584,702
     Other assets                                                                             6,522               6,254
                                                                                          ---------           ---------
           Total other assets                                                               303,869             590,956
                                                                                          ---------           ---------
Total assets                                                                              $ 414,809           $ 797,940
                                                                                          =========           =========


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                                      $   8,288           $   1,672
     Corporate taxes payable                                                                  7,737              11,490
     Accounts payable                                                                         8,485               9,284
     Accrued expenses                                                                        13,346              34,447
     Accrued compensation and related expenses                                               10,507              15,643
                                                                                          ---------           ---------
          Total current liabilities                                                          48,363              72,536

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                                 143,910             323,949
     Deferred taxes                                                                           6,832              25,747
     Other long-term liabilities                                                              4,357              10,820

Redeemable preferred stock                                                                   11,882                   -

Commitments and contingencies

Shareholders' equity:
     Preferred stock                                                                          1,853                   -
     Common stock,  no par value, 37,500 shares authorized,
         20,100 and 25,533 shares issued, respectively, and
         19,744 and 25,533 shares outstanding, respectively                                 177,835             313,558
     Unexercised warrants                                                                     5,450               1,043
     Treasury stock, at cost                                                                 (4,108)                  -
     Foreign currency translation adjustment                                                 (2,169)                694
     Retained earnings                                                                       20,604              49,593
                                                                                          ---------           ---------
           Total shareholders' equity                                                       199,465             364,888
                                                                                          ---------           ---------
Total liabilities and shareholders' equity                                                $ 414,809           $ 797,940
                                                                                          =========           =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)


                                                                                For the Years Ended December 31,
                                                                        -------------------------------------------------
                                                                           1997                1998                1999
                                                                        ---------           ---------           ---------
Revenue                                                                 $ 108,073           $ 229,952           $ 492,354

Operating costs and expenses:
     Payroll and related expenses                                          56,949             119,314             257,877
     Selling, general and administrative
       expenses                                                            36,372              66,588             135,508
     Depreciation and amortization expense                                  4,564               9,851              23,311
     Non-recurring acquisition costs                                            -                   -               4,601
                                                                        ---------           ---------           ---------
          Total operating costs and expenses                               97,885             195,753             421,297
                                                                        ---------           ---------           ---------
Income from operations                                                     10,188              34,199              71,057

Other income (expense):
     Interest and investment income                                         1,025               1,135               1,365
     Interest expense                                                      (1,781)             (3,858)            (19,362)
     Other income (expense)                                                   (41)                  -                   -
                                                                        ---------           ---------           ---------
          Total other income (expense)                                       (797)             (2,723)            (17,997)
                                                                        ---------           ---------           ---------
Income before provision for income taxes                                    9,391              31,476              53,060

Income tax expense                                                          4,800              13,131              23,694
                                                                        ---------           ---------           ---------

Net  income                                                                 4,591              18,345              29,366

Accretion of preferred stock to redemption value                           (1,617)             (1,604)               (377)
                                                                        ---------           ---------           ---------

Net  income applicable to common shareholders                           $   2,974          $   16,741          $   28,989
                                                                        =========          ==========          ==========

Net income per share:
     Basic                                                                 $ 0.22              $ 0.91              $ 1.27
     Diluted                                                               $ 0.20              $ 0.85              $ 1.22

Weighted average shares outstanding:
     Basic                                                                 13,736              18,324              22,873
     Diluted                                                               14,808              19,758              23,799


       The accompanying notes are an integral part of these consolidated financial statements.

                                 NCO GROUP, INC.

              Consolidated Statements of Redeemable Preferred Stock
                            and Shareholders' Equity
              For the Years Ended December 31, 1997, 1998 and 1999
                             (Amounts in thousands)

                                                                                              Shareholders' Equity
                                                                                -------------------------------------------------

                                                  Redeemable Preferred Stock       Preferred Stock              Common Stock
                                                  --------------------------    ---------------------      ----------------------
                                                    Number of                   Number of                 Number of
                                                     Shares        Amount        Shares       Amount        Shares        Amount
                                                     ------        ------        ------       ------        ------        ------
 Balance, January 1, 1997                              -        $      -            -      $     -          10,070       $ 29,363

 Capital contribution                                 13             157            -            -             590         (3,137)
 Issuance of common stock                              -               -            -            -           3,146         50,886
 Issuance of series C preferred, voting common
   and nonvoting common in connection with
   acquisitions                                        -               -          146        1,686           1,455         16,799
 Reclass of carryover basis adjustment                 -               -            -            -               -        (11,065)
 Conversion of loan into and sale of
   preferred stock                                   434           8,934            -            -               -              -
 Issuance of warrants in conjunction with
   the issuances of common stock and debt              -          (4,126)           -            -               -              -
 Issuance of warrants in conjunction with
   acquisitions                                        -               -            -            -               -              -
 Exercise of nonvoting common options                  -               -            -            -              36            418
 Redemption of nonvoting common                        -               -            -            -             (36)             -
 Redemption of nonvoting common and
   issuance of nonvoting common in private
   placement                                           -               -            -            -              16              -
 Accretion of preferred to redemption value            4           1,557            3           60               -              -
 Net income                                            -               -            -            -               -              -
                                               ---------        --------    ---------      -------       ---------      ---------
 Balance, December 31, 1997                          451           6,522          149        1,746          15,277         83,264

 Issuance of common stock                              -               -            -            -           4,802         93,884
 Exercise of voting and nonvoting
   common conversion options                         334           3,863            -            -            (334)             -
 Accretion of preferred to redemption value            -           1,497            -          107               -              -
 Common stock options granted to consultant            -               -            -            -               -            687
 Redemption of nonvoting common                        -               -            -            -              (1)             -
 Comprehensive income:
   Net income                                          -               -            -            -               -              -
   Other comprehensive income:
     Foreign currency translation adjustment           -               -            -            -               -              -
       Total comprehensive income
                                               ---------        --------    ---------      -------       ---------      ---------
 Balance, December 31, 1998                          785          11,882          149        1,853          19,744        177,835

 Issuance of common stock                              -               -            -            -           4,747        125,719
 Issuance of warrants in conjunction with
   acquisitions                                        -               -            -            -               -              -
 Accretion of preferred to redemption value           93             349           15           28               -              -
 Exchange of redeemable preferred stock
   for common stock                                 (878)        (12,231)           -            -             878         12,231
 Exchange of convertible preferred stock
   for common stock                                    -               -         (164)      (1,881)            164          1,881
 Retirement of treasury stock                          -               -            -            -               -         (4,108)
 Comprehensive income:
   Net income                                          -               -            -            -               -              -
   Other comprehensive income:
     Foreign currency translation adjustment           -               -            -            -               -              -
       Total comprehensive income
                                               ---------        --------    ---------      -------       ---------      ---------

 Balance, December 31, 1999                            -        $      -            -      $     -          25,533      $ 313,558
                                               =========        ========    =========      =======       =========      =========

(RESTUBBED TABLE)


                                                                             Shareholders' Equity
                                                      ---------------------------------------------------------------

                                                                                                 Treasury Stock
                                                                          Carryover         ------------------------
                                                      Unexercised           Basis           Number of
                                                        Warrants         Adjustment          Shares           Amount
                                                        --------         ----------          ------           ------
 Balance, January 1, 1997                              $   396         $      -                 -          $     -

 Capital contribution                                        -                -                 -                -
 Issuance of common stock                                 (149)               -                 -                -
 Issuance of series C preferred, voting common
   and nonvoting common in connection with
   acquisitions                                              -          (11,065)                -                -
 Reclass of carryover basis adjustment                       -           11,065                 -                -
 Conversion of loan into and sale of
   preferred stock                                           -                -                 -                -
 Issuance of warrants in conjunction with
   the issuances of common stock and debt                4,575                -                 -                -
 Issuance of warrants in conjunction with
   acquisitions                                            875                -                 -                -
 Exercise of nonvoting common options                        -                -                 -                -
 Redemption of nonvoting common                              -                -                36             (418)
 Redemption of nonvoting common and
   issuance of nonvoting common in private
   placement                                                 -                -               (16)             184
 Accretion of preferred to redemption value                  -                -                 -                -
 Net income                                                  -                -                 -                -
                                                       -------         --------         ---------          -------
 Balance, December 31, 1997                              5,697                -                20             (234)

 Issuance of common stock                                 (247)               -                 -                -
 Exercise of voting and nonvoting
   common conversion options                                 -                -               335           (3,863)
 Accretion of preferred to redemption value                  -                -                 -                -
 Common stock options granted to consultant                  -                -                 -                -
 Redemption of nonvoting common                              -                -                 1              (11)
 Comprehensive income:
   Net income                                                -                -                 -                -
   Other comprehensive income:
     Foreign currency translation adjustment                 -                -                 -                -
       Total comprehensive income
                                                       -------         --------         ---------          -------
 Balance, December 31, 1998                              5,450                -               356           (4,108)

 Issuance of common stock                               (6,332)               -                 -                -
 Issuance of warrants in conjunction with
   acquisitions                                          1,925                -                 -                -
 Accretion of preferred to redemption value                  -                -                 -                -
 Exchange of redeemable preferred stock
   for common stock                                          -                -                 -                -
 Exchange of convertible preferred stock
   for common stock                                          -                -                 -                -
 Retirement of treasury stock                                -                -              (356)           4,108
 Comprehensive income:
   Net income                                                -                -                 -                -
   Other comprehensive income:
     Foreign currency translation adjustment                 -                -                 -                -
       Total comprehensive income
                                                       -------         --------         ---------          -------

 Balance, December 31, 1999                            $ 1,043         $      -                 -          $     -
                                                       =======         ========         =========          =======

(RESTUBBED TABLE)

                                                                               Shareholders' Equity
                                                            --------------------------------------------------------------

                                                              Accumulated
                                                                 Other
                                                              Comprehensive    Retained       Comprehensive
                                                                Income         Earnings          Income             Total
                                                                ------         --------          ------             -----
 Balance, January 1, 1997                                      $     -       $   889                            $ 30,648

 Capital contribution                                                -             -                              (3,137)
 Issuance of common stock                                            -             -                              50,737
 Issuance of series C preferred, voting common
   and nonvoting common in connection with
   acquisitions                                                      -             -                               7,420
 Reclass of carryover basis adjustment                               -             -                                   -
 Conversion of loan into and sale of
   preferred stock                                                   -             -                                   -
 Issuance of warrants in conjunction with
   the issuances of common stock and debt                            -             -                               4,575
 Issuance of warrants in conjunction with
   acquisitions                                                      -             -                                 875
 Exercise of nonvoting common options                                -             -                                 418
 Redemption of nonvoting common                                      -             -                                (418)
 Redemption of nonvoting common and
   issuance of nonvoting common in private
   placement                                                         -             -                                 184
 Accretion of preferred to redemption value                          -        (1,617)                             (1,557)
 Net income                                                          -         4,591                               4,591
                                                               -------       -------                           ---------
 Balance, December 31, 1997                                          -         3,863                              94,336

 Issuance of common stock                                            -             -                              93,637
 Exercise of voting and nonvoting
   common conversion options                                         -             -                              (3,863)
 Accretion of preferred to redemption value                          -        (1,604)                             (1,497)
 Common stock options granted to consultant                          -             -                                 687
 Redemption of nonvoting common                                      -             -                                 (11)
 Comprehensive income:
   Net income                                                        -        18,345             $ 18,345         18,345
   Other comprehensive income:
     Foreign currency translation adjustment                    (2,169)            -               (2,169)        (2,169)
                                                                                                ---------
       Total comprehensive income                                                                $ 16,176
                                                               -------       -------            =========      ---------
 Balance, December 31, 1998                                     (2,169)       20,604                             199,465

 Issuance of common stock                                            -             -                             119,387
 Issuance of warrants in conjunction with
   acquisitions                                                      -             -                               1,925
 Accretion of preferred to redemption value                          -          (377)                               (349)
 Exchange of redeemable preferred stock
   for common stock                                                  -             -                              12,231
 Exchange of convertible preferred stock
   for common stock                                                  -             -                                   -
 Retirement of treasury stock                                        -             -                                   -
 Comprehensive income:
   Net income                                                        -        29,366             $ 29,366         29,366
   Other comprehensive income:
     Foreign currency translation adjustment                     2,863             -                2,863          2,863
                                                                                                ---------
       Total comprehensive income                                                                $ 32,229
                                                               -------       -------            =========      ---------
 Balance, December 31, 1999                                    $   694       $49,593                           $ 364,888
                                                               =======       =======                           =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                For the Years Ended December 31,
                                                                       ------------------------------------------------
                                                                         1997                1998                1999
                                                                       --------            --------            --------
Cash flows from operating activities:
  Net income                                                           $  4,591            $ 18,345            $ 29,366
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                        2,140               3,945               8,808
      Amortization of intangibles                                         2,424               5,906              14,503
      Write-off of defered financing costs                                    -                   -                 353
      Loss on disposal of fixed assets                                       41                   -                   -
      Provision for doubtful accounts                                       356               1,187               2,629
      Compensation expense on stock options granted                         418                 686                  34
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable, trade                                       (4,565)            (10,767)            (17,536)
        Purchased accounts receivable                                         -                 115              (5,122)
        Deferred taxes                                                    1,781               3,090              16,980
        Other assets                                                     (1,728)               (698)             (1,279)
        Accounts payable and accrued expenses                              (140)              1,483              (5,348)
        Corporate taxes payable                                              68                  59              (1,644)
        Other long-term liabilities                                           -                   -               1,711
                                                                       --------            --------            --------
             Net cash provided by operating activities                    5,386              23,351              43,455

Cash flows from investing activities:
  Purchase of property and equipment                                     (4,849)            (10,292)            (29,631)
  Net cash paid for acquisitions                                        (25,399)           (222,843)           (135,237)
                                                                       --------            --------            --------
             Net cash used in investing activities                      (30,248)           (233,135)           (164,868)

Cash flows from financing activities:
  Repayment of notes payable                                             (7,012)             (1,256)             (1,574)
  Repayment of acquired notes payable                                         -             (21,919)            (42,000)
  Borrowings under revolving credit agreement                            32,686              94,789             190,715
  Repayment of borrowings under revolving credit agreement              (18,165)            (84,193)             (4,000)
  Borrowings under term loan                                                  -             125,000                   -
  Payment of fees to acquire new debt                                      (401)             (3,015)             (3,565)
  Issuance of common stock, net                                          40,428              93,637              10,079
  Proceeds from issuance of preferred and common stock
    and exercise of common stock options                                  1,068                   -                   -
  Redemption of common stock                                             (5,931)                (11)                  -
  Payment of dividends                                                     (188)                  -                   -
  Capital contributions                                                     697                   -                   -
                                                                       --------            --------            --------
             Net cash provided by financing activities                   43,182             203,032             149,655

Effect of exchange rate on cash                                               -                 (67)                578
                                                                       --------            --------            --------

Net increase (decrease) in cash and cash equivalents                     18,320              (6,819)             28,820

Cash and cash equivalents at beginning of period                         12,059              30,379              23,560
                                                                       --------            --------            --------

Cash and cash equivalents at end of period                             $ 30,379            $ 23,560            $ 52,380
                                                                       ========            ========            ========


       The accompanying notes are an integral part of these consolidated financial statements.

                                 NCO GROUP, INC.
                   Notes to Consolidated Financial Statements


1. Nature of operations:

NCO Group, Inc. (the "Company") is a leading provider of accounts receivable management and other outsourced revenue cycle management services. The Company's client base is comprised of companies located throughout North America and in the United Kingdom and Puerto Rico in the financial services, healthcare, retail, commercial, education, utilities, government, and telecommunications sectors.

2. Summary of significant accounting policies:

         Principles of Consolidation:

The consolidated financial statements include the accounts of NCO Group, Inc. and its wholly-owned subsidiaries after elimination of significant intercompany accounts and transactions.

         Revenue Recognition:

The Company generates revenues from contingent fees and contractual services. Contingent fee revenue is recognized upon collection of funds on behalf of clients. Contractual services revenue is recognized as services are performed.

         Credit Policy:

The Company has two types of arrangements under which it collects its contingent fee revenue. For certain clients, the Company remits funds collected on behalf of the client net of the related contingent fees while, for other clients, the Company remits gross funds collected on behalf of clients and bills the client separately for its contingent fees. Management carefully monitors its client relationships in order to minimize its credit risk and generally does not require collateral. In many cases, in the event of collection delays from clients, management may, at its discretion, change from the gross remittance method to the net remittance method.

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

Effective January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 identified the characteristics of internal use software and established guidelines for identifying which costs must be expensed as incurred and which costs must be capitalized.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)


2. Summary of significant accounting policies (continued):

         Property and Equipment (continued:

The Company reviews long-lived assets and certain identifiable intangibles for impairment, based on the estimated future cash flows, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

         Intangibles:

Intangibles consists primarily of goodwill and deferred financing costs.

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Goodwill is amortized on a straight-line basis over 15 to 40 years. For certain acquisitions, such allocations have been based on estimates that may be revised at a later date. The Company reviews the recoverability of its goodwill whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. In making such a determination with respect to goodwill, the Company evaluates the operating results of the underlying business that gave rise to such amount.

Deferred financing costs relate to debt issuance costs incurred, which are capitalized and amortized over the term of the debt.

Accumulated amortization at December 31, 1998 and 1999 totaled $9.1 million and $24.1 million, respectively.

         Income Taxes:

The Company accounts for income taxes using an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

Income taxes were computed after giving effect to the non-deductible portion of goodwill expenses attributable to certain acquisitions and non-recurring acquisition costs attributable to the acquisition of JDR Holdings, Inc. ("JDR") on March 31, 1999.

         Foreign Currency Translation:

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using historical exchange rates. The adjustments resulting from translation have been recorded as a separate component of shareholders' equity and are not included in determining consolidated net income.

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

         Comprehensive Income:

Comprehensive income consists of net income from operations plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity under generally accepted accounting principles.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

2. Summary of significant accounting policies (continued):

         Reclassifications:

Certain amounts for December 31, 1997 and 1998, and for the years then ended have been reclassified for comparative purposes.

3. Acquisitions:

         Pooling-of-Interests Transaction:

On March 31, 1999, the Company acquired all of the outstanding shares of JDR Holdings, Inc. ("JDR") for approximately 3.4 million shares of NCO common stock. The transaction was accounted for as a pooling-of-interests and a tax-free reorganization. Accordingly, the historical financial information of the Company has been restated to include the historical information of JDR. The following reconciles the amounts originally reported for revenue, net income applicable to common shareholders, and diluted net income per common share for the years ended December 31, 1997 and 1998 to the restated amounts and discloses the amount of revenue and net income applicable to common shareholders separately for each company for the period prior to the acquisition for the year ended December 31, 1999 (amounts in thousands, except per share data):

                                                      1997               1998               1999
                                                   ---------          ---------         ---------
Revenue:
   NCO (as originally reported for 1997
        and 1998)                                  $  85,284          $ 178,976         $ 477,877
   JDR (for the period prior to the
     acquisition for 1999) (1)                        22,789             50,976            14,477
                                                   ---------          ---------         ---------
   Combined                                        $ 108,073          $ 229,952         $ 492,354
                                                   =========          =========         =========

Net income applicable to common shareholders:
   NCO (as originally reported for 1997
     and 1998)                                     $   7,074          $  14,716         $  32,105
   JDR (for the period prior to the
     acquisition for 1999) (1)                        (4,100)             2,025               578
   Non-recurring acquisition costs, net
     of taxes                                            -                  -              (3,694)
                                                   ---------          ---------         ---------

   Combined                                        $   2,974          $  16,741         $  28,989
                                                   =========          =========         =========

Diluted net income per share:
   NCO (as originally reported)                    $    0.57          $    0.89
   JDR (1)                                             (0.37)             (0.04)
                                                   ---------          ---------

   Combined                                        $    0.20          $    0.85
                                                   =========          =========



        (1) On May 29, 1997, JDR completed a recapitalization, which established a new basis of accounting (see Note 9). As a result, the results of JDR for the year ended December 31, 1997 represent the period from May 29, 1997 to December 31, 1997.

For the year ended December 31, 1999, the Company incurred $4.6 million of non-recurring acquisition costs in connection with the JDR acquisition. These costs consisted primarily of investment banking fees, legal and accounting fees, and printing costs.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)



3. Acquisitions (continued):

         Purchase Transactions:

All of the following acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition related expenses. These accruals included professional fees related to the acquisition, termination costs related to certain redundant personnel immediately eliminated at the time of the acquisitions, and certain future rental obligations attributable to facilities which were closed at the time of the acquisitions.

On January 1, 1998, the Company purchased the net assets of the Collections Division of American Financial Enterprises, Inc. for $1.7 million in cash. The Company recognized goodwill of $2.2 million and is amortizing the goodwill on a straight-line basis over 25 years.

On February 6, 1998, the Company purchased the net assets of The Response Center, which was an operating division of TeleSpectrum Worldwide, Inc., for $15.0 million in cash. The Company recognized goodwill of $14.3 million and is amortizing the goodwill on a straight-line basis over 25 years.

On May 5, 1998, the Company purchased all of the outstanding common shares of FCA International Ltd. ("FCA") for $69.9 million in cash. The Company recognized goodwill of $93.2 million and is amortizing the goodwill on a straight-line basis over 40 years. Included in this goodwill is an accrual of $15.2 million for acquisition related expenses. As of December 31, 1999, there was $3.6 million remaining from this accrual for acquisition related expenses.

On July 1, 1998, the Company purchased all of the outstanding stock of MedSource, Inc. for $18.4 million in cash. In connection with the acquisition, the Company repaid debt of $17.3 million. The Company recognized goodwill of $37.2 million and is amortizing the goodwill on a straight-line basis over 25 years. Included in this goodwill is an accrual of $5.8 million for acquisition related expenses. As of December 31, 1999, there was $551,000 remaining from this accrual for acquisition related expenses.

On November 30, 1998, the Company acquired all of the outstanding stock of Medaphis Services Corporation ("MSC"), a wholly owned subsidiary of Medaphis Corporation, for $107.5 million in cash, plus an earn-out of up to $10.0 million based on MSC achieving certain operational targets during 1999. The Company recognized goodwill of $115.7 million and is amortizing the goodwill on a straight-line basis over 40 years. Included in this goodwill is an accrual of $3.3 million for acquisition related expenses. As of December 31, 1999, there was $2.5 million remaining from this accrual for acquisition related expenses.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

3. Acquisitions (continued):

         Purchase Transactions (continued):

On May 21, 1999, the Company acquired all of the outstanding stock of Co-Source Corporation ("Co-Source") for approximately $122.7 million in cash plus a warrant to purchase 250,000 shares of NCO common stock. The purchase price was valued at approximately $124.6 million. The Company recognized goodwill of $128.6 million and is amortizing the goodwill on a straight-line basis over 40 years. Included in this goodwill is an accrual of $2.2 million for acquisition related expenses. As of December 31, 1999, there was $800,000 remaining from this accrual for acquisition related expenses. The allocation of the fair market value to the acquired assets and liabilities of Co-Source was based on preliminary estimates and may be subject to change.

On August 20, 1999, the Company acquired all of the outstanding shares of Compass International Services Corporation ("Compass") for approximately 3.3 million shares of NCO common stock. In connection with the acquisition, the Company assumed outstanding stock options to purchase approximately 200,000 shares of NCO common stock. The purchase price was valued at approximately $104.1 million. The Company recognized goodwill of $139.1 million and is amortizing the goodwill on a straight-line basis over 40 years. Included in this goodwill is an accrual of $12.5 million for acquisition related expenses. As of December 31, 1999, there was $3.6 million remaining from this accrual for acquisition related expenses. The allocation of the fair market value to the acquired assets and liabilities of Compass was based on preliminary estimates and may be subject to change.

The following summarizes the unaudited pro forma results of operations for the years ended December 31, 1998 and 1999, assuming the above acquisitions had occurred as of the beginning of the respective periods. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities:

                                                         1998            1999
                                                      ---------       ---------
                                                             (Unaudited)

           Revenue                                    $ 519,874       $ 581,987
           Net income                                  $ 13,253        $ 27,387
           Earnings per share - basic                    $ 0.48          $ 1.10
           Earnings per share - diluted                  $ 0.45          $ 1.06

4. Funds held on behalf of clients:

In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $32.2 million and $47.7 million at December 31, 1998 and 1999, respectively, have been shown net of their offsetting liability for financial statement presentation.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

5. Property and equipment:

At December 31, 1998 and 1999, property and equipment, at cost, consisted of the following:


                                                    Estimated
                                                   Useful Life              1998                1999
                                                  --------------       ------------        ------------
           Computer equipment                        5 years           $ 23,794,000        $ 47,423,000
           Furniture and fixtures                 5 to 10 years           6,250,000           9,325,000
           Computer software developed
             for internal use                        5 years                     -            8,750,000
           Leasehold improvements                 5 to 12 years           1,908,000           4,471,000
           Leased assets                          2 to 5 years            1,983,000           2,465,000
                                                                       ------------        ------------
                                                                         33,935,000          72,434,000

           Less accumulated depreciation                                  6,873,000          15,611,000
                                                                       ------------        ------------

                                                                       $ 27,062,000        $ 56,823,000
                                                                       ============        ============


Depreciation charged to operations amounted to $2.1 million, $3.9 million and $8.8 million for the years ended 1997, 1998, and 1999, respectively.

6. Long-term debt:


                                                                             1998                 1999
                                                                         -------------        -------------
           Revolving credit loan                                        $   11,035,000        $ 322,750,000

           Term loan; 7.37%, payable in quarterly
             installments, ranging from $3.0 to $5.3 million,
             through November 2003 when the remaining
             balance becomes payable                                       125,000,000                   -

           JDR revolving credit agreement                                   12,500,000                   -

           Subordinated seller notes payable; interest rates
             ranging from 7.16%  to 8.00%, $750,000 due May
             2000 through August 2000 and $130,000 due May
             2001
                                                                                    -               880,000
           Subordinated seller note payable; 8.00%, due
             February 2002, converted to common stock at
             $14.12 per share on February 15, 1999                             900,000                  -

           Subordinated seller notes payable; 8.00%, due
             January 1999                                                      500,000                  -

           Other                                                                36,000                  -

           Capital leases                                                    2,227,000            1,991,000

           Less current portion                                             (8,288,000)          (1,672,000)
                                                                         -------------        -------------
                                                                         $ 143,910,000        $ 323,949,000
                                                                         =============        =============

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)



6. Long-term debt (continued):


     The following summarizes the Company's required debt payments for the next five years:

             2000                            $  1,672,000
             2001                                 680,000
             2002                                 261,000
             2003                                  97,000
             2004                             322,911,000

In May 1999, the Company's credit agreement with Mellon Bank, N.A. ("Mellon Bank"), for itself and as administrative agent for other participating lenders, was amended to, among other things, increase the Company's credit facility to provide for borrowings up to $350.0 million, structured as a $350.0 million revolving credit facility. Prior to this amendment, the credit facility was structured as a $125.0 million term loan and a $75.0 million revolving credit facility. At the option of NCO, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin ranging from 0.25% to 0.50% that is determined quarterly based upon the Company's consolidated funded debt to EBITDA ratio (Mellon Bank's prime rate was 8.50% at December 31, 1999), or LIBOR plus a margin ranging from 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 5.83% at December 31, 1999). Borrowings are collateralized by substantially all the assets of the Company. The balance under the revolving credit facility will be due upon the expiration of the five-year term. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions, capital expenditures, and distributions to shareholders.

Mellon Bank received warrants to purchase an aggregate of 361,000 shares of the Company's common stock for establishing the credit facility initially in 1995 and for subsequent amendments to increase the Company's borrowing capacity under the credit facility. In July 1997, the bank exercised and sold 225,000 warrants for common stock. The remainder of the warrants were exercised in January 1998.

As of December 31, 1998, JDR had $12.5 million of borrowings outstanding against its revolving credit facility (the "JDR Credit Facility"). On March 31, 1999, the Company repaid the outstanding balance on the JDR Credit Facility with borrowings from its revolving credit agreement with Mellon Bank and cancelled the JDR Credit Facility. Deferred financing costs of $353,000 were written-off on March 31, 1999 as a result of the cancellation of the JDR Credit Facility.

Under the terms of the JDR Credit Facility, JDR could borrow up to $20.0 million. Advances under the JDR Credit Facility bore interest at optional borrowing rates of either the then current prime rate plus a margin that ranged from 0.50% to 1.50 % or LIBOR, plus a margin that ranged from 2.00% to 3.00%, depending on certain conditions specified in the JDR Credit Facility agreement. JDR also paid a commitment fee of 0.375% on the unused borrowing capacity. Borrowings under the JDR Credit Facility were collateralized by substantially all of the assets of JDR.

On May 29, 1997, JDR entered into a credit agreement (the "JDR Bridge Loan") whereby JDR borrowed $11.0 million to redeem common stock owned by two stockholders and repay all outstanding indebtedness of JDR. Borrowings under the JDR Bridge Loan bore interest at 10%. On May 30, 1997, $8.3 million of borrowings under the JDR Bridge Loan were converted into redeemable preferred stock (see Notes 9 and 10) and $2.7 million was repaid with borrowings under the JDR Credit Facility. In connection with the JDR Bridge Loan, JDR recorded debt issuance costs of $185,000, which were fully amortized upon conversion and repayment of the JDR Bridge Loan.

In connection with the JDR Credit Facility, the lender purchased 18,000 shares of JDR Redeemable Series A and 11,000 shares of JDR Series B Preferred for $603,000 (see Notes 9 and 10).

At December 31, 1999, the Company had unused letters of credit of $1.7 million.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

6. Long-term debt (continued):

On February 15, 1999, the $900,000 convertible note issued in connection with the 1997 acquisition of Goodyear & Associates, Inc. ("Goodyear") was converted into 64,000 shares of NCO common stock.

The Company leases certain equipment under agreements which are classified as capital leases. The equipment leases have original terms ranging from 24 to 120 months and have purchase options at the end of the original lease term.

7. Operating leases:

The Company leases certain equipment and real estate facilities under non-cancelable operating leases. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1999:

             2000                                     $ 17,928,000
             2001                                       14,491,000
             2002                                        9,709,000
             2003                                        7,084,000
             2004                                        5,517,000
             Thereafter                                 10,853,000
                                                      ------------
                                                      $ 65,582,000
                                                      ============

Rent expense was $3.7 million, $7.8 million and $15.0 million for the years ended December 31, 1997, 1998, and 1999, respectively. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease.

8. Income taxes:

A summary of the components of the tax provision at December 31, 1997, 1998, and 1999 is as follows:

                                                     1997               1998              1999
                                                ------------        ------------      ------------
           Currently payable:
             Federal                             $ 2,233,000         $ 7,699,000      $   9,574,000
             State                                   484,000           1,355,000            576,000
             Foreign                                      -              331,000            500,000

           Deferred:
             Federal                               1,752,000           3,035,000         10,699,000
             State                                    29,000             711,000          2,345,000

           Valuation allowance                       302,000                  -                  -
                                                 -----------        ------------       ------------
           Provision for income taxes            $ 4,800,000        $ 13,131,000       $ 23,694,000
                                                 ===========        ============       ============

Deferred tax assets (liabilities) at December 31, 1998 and 1999 consisted of the following:

                                                                1998               1999
                                                            ------------      -------------
           Deferred tax assets:
             Net operating loss carryforwards               $    569,000      $      -
             Contractual revenue recognition                        -                -
             Accrued expenses                                  1,056,000          2,965,000
                                                            ------------      -------------
                                                               1,625,000          2,965,000

           Deferred tax liabilities:
             Amortization                                      4,999,000         21,310,000
             Depreciation                                      1,735,000          4,437,000
             Cash basis of accounting                            375,000              -
                                                            ------------      -------------
                                                               7,109,000         25,747,000
                                                            ------------      -------------
           Net deferred tax liability                       $ (5,484,000)     $ (22,782,000)
                                                            ============      =============

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

8. Income taxes (continued):

A reconciliation of the U.S. statutory income tax rate to the effective rate (excluding the effect of the change in tax status) is as follows:


                                                               1997         1998         1999
                                                            --------     ---------    ---------
           U.S. statutory income tax rate                       34%          35%           35%
           Non-deductible goodwill and other
             expenses                                            3%           2%            6%
           State taxes, net of federal                           5%           6%            4%
           Utilization of net operating loss
             carryforwards                                      -            (1%)          -
           JDR operating losses not tax deductible               9%         -              -
                                                            --------     ---------    ---------

           Effective tax rate                                   51%          42%           45%
                                                            ========     =========    =========

9. JDR Recapitalization:

On May 29 and 30, 1997, JDR completed a series of transactions that substantially changed its size and capital structure. These transactions, which are described further below, included the repayment of outstanding debt, the repurchase of all capital stock held by two former institutional investors, certain executive officers of JDR and an individual investor, the issuance of new preferred shares, the purchase of several companies that were previously partially-owned by JDR's majority stockholder and President, and a recapitalization of JDR. After the repurchase of capital stock, JDR's President became the only holder of Voting Common ("JDR's Sole Stockholder"). At that point, the Sole Stockholder's basis in his investment was "pushed down" to the JDR's books, as required by Staff Accounting Bulletin No. 54. This established a new basis of accounting for JDR on May 29, 1997 and NCO's financial statements, therefore, include the period from that date to the Company's fiscal year end, December 31, 1997.

On May 29, 1997, JDR amended and restated its certificate of incorporation to authorize the issuance of 17,955,000 shares of stock, consisting of: (i) 9,794,000 shares of common stock ("JDR Common") consisting of 4,897,000 shares of voting common stock ("Voting Common") and 4,897,000 shares of nonvoting common stock ("Nonvoting Common"); and (ii) 8,161,000 shares of preferred stock ("Preferred"), of which 417,000 shares were designated as Redeemable Series A Preferred stock, no par value ("Redeemable Series A"), 555,000 shares were designated as Convertible Series A Preferred stock, no par value ("Series A Preferred"), 204,000 were designated as Convertible Series B Preferred stock, no par value ("Series B Preferred") and 237,000 were designated as Convertible Series C Preferred stock, no par value ("Series C Preferred") (see Notes 10 and
11).

Also on May 29, 1997, JDR received a bridge loan of $11.0 million (see Note 6), the proceeds of which were used to repay $5.4 million of outstanding long-term debt, to pay debt issuance costs of $185,000 (see Note 6) and to repurchase for $5.4 million all of the Voting Common held by shareholders other than JDR's Sole Stockholder and certain shares of Redeemable Series A and Series B Preferred stock. This transaction resulted in the push down of JDR's Sole Stockholder's basis in his investment in JDR's stock onto JDR's books. The establishment of this new basis of accounting resulted in JDR recording an increase in equity of $6.7 million, which represented the difference between JDR's net book value at May 29, 1997 and JDR's Sole Stockholder's accounting basis. The entire amount of the increase in equity was allocated to goodwill, which is being amortized over 40 years on a straight-line basis.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

9. JDR Recapitalization (continued):

The repurchase and exchange of stock included the following:
           Repurchase of 401,000 shares of Voting Common                                  $ 4,624,000

           Repurchase of 92,000 shares of Redeemable Series A
              and Series B Preferred stock plus accrued dividends of $165,000                 802,000

           Exchange of 40,000 shares of Redeemable Series A and Series B Preferred stock, plus accrued dividends of $23,000 for 13,000 shares of Series
              A Preferred                                                                     146,000

           Exchange of 129,000 shares of Voting Common for 129,000 shares
              of Nonvoting Common                                                           1,493,000

           Exchange of 1,000 shares of Voting Common for 1,000 shares of Series B
              Preferred                                                                        11,000
                                                                                          -----------
           Total value of shares repurchased and exchanged                                $ 7,076,000
                                                                                          ===========

     On May 30, 1997, JDR issued preferred stock to two new institutional investors (see Note 10) as follows:

           Issued 271,000 shares of Redeemable Series A                                   $ 7,050,000
           Issued 38,000 shares of Series A Preferred                                         439,000
           Issued 125,000 shares of Series B Preferred                                      1,445,000
                                                                                          -----------
                                                                                          $ 8,934,000
                                                                                          ===========

10. Redeemable preferred stock:

All of the Redeemable Series A Preferred stock, the Convertible Series A Preferred stock and the Convertible Series B Preferred stock was exchanged for NCO common stock on March 31, 1999.

                                                                                    December 31, 1998
                                                                                    -----------------
             Redeemable Series A Preferred stock, no par value,
              417,000 shares authorized, 271,000 shares issued and
              outstanding                                                                $  5,394,000

             Convertible Series A Preferred stock, no par value,
              555,000 shares authorized, 365,000 shares issued and
              outstanding                                                                   4,601,000

             Convertible Series B Preferred stock, no par value,
              204,000 shares authorized, 149,000 shares issued and
              outstanding                                                                   1,887,000
                                                                                         ------------
                                                                                         $ 11,882,000
                                                                                         ============

JDR issued 271,000 shares of Redeemable Series A stock to repay $6.6 million of borrowings under the JDR Bridge Loan (see Notes 6 and 9) and for cash proceeds of $476,000. The Redeemable Series A stock required a dividend (payable in kind) of 7.0% per year. The holders of the Redeemable Series A stock could have redeemed these shares for their liquidation value beginning on May 30, 2003. JDR would have been obligated to redeem these shares on May 30, 2004. The Redeemable Series A stock had limited voting rights, was senior to the Series C Preferred stock and common stock.

JDR issued 38,000 shares of Series A Preferred stock to repay $439,000 of borrowings under the JDR Bridge Loan (see Notes 6 and 9). In addition, JDR issued 13,000 shares of Series A Preferred stock in exchange for certain Redeemable Series A and Series B Preferred stock. The Series A Preferred required a dividend (payable in kind) of 6.0% per year. The holders of the Series A Preferred stock could have converted their shares at any time into voting common stock. In addition, the holders of the Series A Preferred stock could have redeemed their shares for their liquidation value beginning on May 30, 2002. The Series A Preferred stock had limited voting rights, was senior to the Series C Preferred stock and common stock.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)


10. Redeemable preferred stock (continued):


JDR issued 125,000 shares of Series B Preferred stock to repay $1.3 million of borrowings under the JDR Bridge Loan (see Notes 6 and 9) and for cash proceeds of $127,000. The Series B Preferred stock required a dividend (payable in kind) of 6.0% per year. The holders of the Series B Preferred stock could have converted their shares at any time into nonvoting common stock. In addition, the holders of the Series B Preferred stock could have redeemed these shares for their liquidation value beginning on May 30, 2002. The Series B Preferred stock had limited voting rights, was senior to the Series C Preferred stock and common stock.

11. Shareholders' equity:

         Preferred Stock

At December 31, 1998, JDR had 237,000 shares designated as Series C Preferred stock, of which 149,000 shares were issued and outstanding. The Series C Preferred stock required a dividend (payable in kind) of 6.0% per year. JDR could have redeemed the Series C Preferred, at any time, for its liquidation value. The holders of the Series C Preferred stock could have converted their shares at any time after May 30, 2000, or at the time any shares of Series A Preferred stock or Series B Preferred stock were converted into common stock, into nonvoting common stock. The Series C Preferred stock had a liquidation value of $1.9 million, including dividends of $167,000, at December 31, 1998. All of the Series C Preferred stock was converted into NCO common stock on March 31, 1999.

         Common Stock

In December 1997, the Company effected a three-for-two stock split and increased the authorized shares of common stock to 37,500,000. All per share and related amounts have been adjusted to reflect the stock exchange and stock splits.

In July 1997, the Company completed a public offering, selling 2,166,000 shares of common stock at a price to the public of $19.67 per share. The Company received net proceeds, after underwriting discounts and expenses, of approximately $40.4 million.

In June 1998, the Company completed a public offering, selling 4,469,000 shares of common stock (469,000 of which were over-allotment shares exercised in July
1998) at a price to the public of $21.50 per share. The Company received net proceeds, after underwriting discounts and expenses, of approximately $91.3 million.

         Nonvoting Common Stock

At December 31, 1998, JDR had 4,897,000 shares of nonvoting common stock authorized, of which 1,088,000 shares were issued and 1,044,000 shares were outstanding. All of the nonvoting common stock was exchanged for NCO common stock on March 31, 1999.

         Common Stock Warrants

On May 30, 1997, JDR issued warrants to purchase 621,000 shares of nonvoting common stock at a nominal value in connection with the sale of capital stock and the JDR Credit Facility (see Note 8). All of the warrants were exercised and exchanged for NCO common stock on March 31, 1999.

On May 21, 1999, NCO issued warrants to purchase 250,000 shares of NCO common stock in connection with the acquisition of Co-Source. During 1999, warrants to issue 228,000 shares of NCO common stock were exercised. The holders of the warrants elected to use the option of forfeiting a portion of their warrants to cover the exercise price. These exercises resulted in the net issuance of 67,000 shares of NCO common stock. Warrants to purchase 22,000 shares of NCO common stock were still were outstanding as of December 31, 1999.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

11. Shareholders' equity (continued):


         Treasury Stock

JDR had 44,000 shares of nonvoting common stock and 312,000 shares of voting common stock in Treasury at December 31, 1998. All of the treasury shares were retired on March 31, 1999.

12. Earnings per share:

Basic earnings per share were computed by dividing the net income for the years ended December 31, 1997, 1998, and 1999 by the weighted average number of shares outstanding. Diluted earnings per share were computed by dividing the net income, adjusted for the effects of interest expense attributable to convertible debt, for the years ended December 31, 1997, 1998, and 1999, by the weighted average number of shares outstanding, including common equivalent shares. All outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive.

The reconciliation of basic to diluted earnings per share ("EPS") consists of the following (amounts in thousands, except EPS amounts):

                                                 1997                 1998                 1999
                                          --------------------  ------------------  --------------------
                                           Shares      EPS       Shares     EPS      Shares      EPS
                                          ---------  ---------  --------  --------  ---------  ---------

             Basic                          13,736    $ 0.22      18,324  $ 0.91       22,873   $ 1.27

             Dilutive effect of warrants       459     (0.01)        725   (0.03)         206    (0.01)
             Dilutive effect of options        491     (0.01)        615   (0.03)         712    (0.04)
             Other                             122        -           94       -            8       -
                                            ------    ------      ------  ------       ------   ------
             Diluted                        14,808    $ 0.20      19,758  $ 0.85       23,799   $ 1.22
                                            ======    ======      ======  ======       ======   ======


13. Stock options:

In June 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). In September 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). The 1995 Plan and 1996 Plan, as amended, authorized 333,000 and 2,717,000 shares, respectively, of incentive or non-qualified stock options. The Director Plan, as amended, authorized 150,000 shares. The vesting periods for the outstanding options under the 1995 Plan, the 1996 Plan, and the Director Plan are three years, three years and one year, respectively. The maximum exercise period is ten years after the date of grant.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)


13. Stock options (continued):

In June 1997, JDR established the JDR Holdings, Inc. 1997 Stock Option Plan (the "JDR Plan") and reserved 69,000 shares of common stock. All options that were issued and outstanding under the JDR Plan as of March 31, 1999 became fully vested as a result of the acquisition of JDR by NCO. The options expire no later than ten years from the date of grant.

On August 20, 1999, as part of the acquisition of Compass, NCO assumed the Compass Employee Incentive Compensation Plan (the "Compass Plan"). The Compass Plan authorized up to 475,000 shares of non-qualified stock options. The vesting periods for the outstanding options under the Compass Plan are one to three years. The maximum exercise period is ten years after the date of grant.

A summary of stock option activity of the 1995 Plan, the 1996 Plan, the Director Plan, the JDR Plan and the Compass Plan is as follows:

                                                                                           Weighted
                                                                                           Average
                                                                        Number of       Exercise Price
                                                                         Options          Per Share
                                                                      -------------     ---------------
             Outstanding at January 1, 1997                               658,000             $ 6.80
               Granted                                                    493,000              21.21
               Exercised                                                  (50,000)              4.20
               Forfeited                                                  (36,000)             10.72
                                                                      -----------            -------
             Outstanding at December 31, 1997                           1,065,000              13.95
               Granted                                                    776,000              27.32
               Exercised                                                 (230,000)              5.98
               Forfeited                                                  (32,000)             19.78
                                                                      -----------            -------
             Outstanding at December 31, 1998                           1,579,000              21.44
               Granted                                                  1,497,000              32.58
               Exercised                                                 (441,000)             16.89
               Forfeited                                                  (24,000)             26.76
                                                                      -----------            -------
             Outstanding at December 31, 1999                           2,611,000            $ 28.27
                                                                      ===========            =======

             Stock options exercisable at December 31, 1999               695,000            $ 25.55
                                                                      ===========            =======

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)


13. Stock options (continued):

     The following table summarizes information about fixed stock options outstanding as of December 31, 1999:


                                       Stock Options Outstanding                 Stock Options Exercisable
                            -------------------------------------------------   -----------------------------
                                              Weighted           Weighted                        Weighted
           Range of                           Average            Average                         Average
       Exercise Prices        Shares       Remaining Life     Exercise Price      Shares      Exercise Price
     ---------------------  ------------  -----------------   ---------------   -----------   ---------------
     $ 1.82   to  $19.42        311,000      7.08 years          $ 13.55          246,000        $ 12.72
     $21.00   to  $24.75        497,000      8.33 years            22.51          194,000          23.14
     $28.44   to  $29.94      1,170,000      9.84 years            29.83           27,000          29.14
     $30.75   to  $37.00        449,000      9.11 years            33.70           89,000          33.70
     $43.81   to  $61.09        184,000      8.36 years            45.47          139,000          45.80
                              ---------      ----------          -------          -------        -------
                              2,611,000      9.00 years          $ 28.27          695,000        $ 25.55
                              =========      ==========          =======          =======        =======

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net income and earnings per share for 1997, 1998, and 1999 would have been reduced to the unaudited, pro forma amounts indicated in the following table:

                                                       1997                1998                 1999
                                                   ------------        ------------         ------------

           Net income - as reported                $ 4,591,000         $ 18,345,000         $ 29,366,000
           Net income - pro forma                  $ 4,115,000         $ 17,264,000         $ 27,050,000

           Net income per share:
             Basic - as reported                        $ 0.22               $ 0.91               $ 1.27
             Basic - pro forma                          $ 0.18               $ 0.85               $ 1.17

             Diluted - as reported                      $ 0.20               $ 0.85               $ 1.22
             Diluted - pro forma                        $ 0.17               $ 0.79               $ 1.12


The estimated weighted average, grant-date fair values of the options granted during the years ended December 31, 1997, 1998, and 1999 were $6.53, $9.86, and $12.43, respectively. All options granted were at the market price of the stock on the grant date. For valuation purposes, the Company utilized the Black-Scholes option pricing model using the following assumptions on a weighted average basis:

                                                 1997         1998          1999
                                             ----------    ----------    ----------

              Risk-free interest rate            6.19%         4.98%         5.73%
              Expected life in years             3.25          3.25          3.25
              Volatility factor                 40.42%        43.38%        44.04%
              Dividend yield                     None          None          None
              Forfeiture rate                    5.00%         5.00%         5.00%

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

13. Stock options (continued):

For valuation purposes, JDR utilized the Black-Scholes option pricing model using the following assumptions on a weighted average basis for the options granted under the JDR Plan: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 6.6%, and an expected life of ten years.

At December 31, 1998, the Company had 36,000 options outstanding to purchase JDR Nonvoting Common stock at $0.02 per share. On March 31, 1999, the 36,000 outstanding options to purchase JDR Nonvoting Common stock at $0.02 per share were converted into 36,000 options to purchase NCO common stock at $0.02 per share. During 1999, 22,000 of these options were exercised to purchase NCO common stock. At December 31, 1999, the Company had 14,000 options outstanding to purchase NCO common stock at $0.02 per share.

On July 1997, a consultant, who also served as a director of JDR, received options to purchase 228,000 shares of JDR Nonvoting Common stock at $11.54 per share. The original vesting schedule of these options was 58% on January 1, 1998 and 14% on January 1, 1999, 2000 and 2001. The Company recorded the $961,000 value as expense as the options vested. For the year ended December 31, 1998 and the first quarter of 1999, the Company recorded $686,000 and $34,000, respectively, as consulting expense for these options. The remaining value of the options was recorded when the they became fully vested upon the completion of the acquisition of JDR on March 31, 1999.

14. Derivative financial instruments:

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

         Interest Rate Collar and Interest Rate Swap Agreements:

During 1998 and 1999, the Company entered into interest rate collar agreements and an interest rate swap agreement to reduce the impact of changes in interest rates on portions of the debt borrowed from its revolving credit facility.

As of December 31, 1999, the Company was party to three interest rate collar agreements that consisted of a rate ceiling and floor that is based on different notional amounts. The first interest rate collar agreement consisted of a ceiling portion with a rate of 7.75%, covering a notional amount of $30.0 million, and a floor portion with a rate of 4.75%, covering a notional amount of $15.0 million. This interest rate collar agreement expires in September of 2001. The other two interest rate collar agreements consisted of a ceiling portion with a rate of 7.50%, covering a total notional amount of $120.0 million, and a floor portion with a rate of 5.50%, covering a total notional amount of $120.0 million. These interest rate collar agreements expire in October of 2001. The notional amounts of these interest rate collar agreements are used to measure the interest to be paid or received and do not represent the amount of exposure due to credit loss. The net cash amounts paid or received on the interest rate collar agreements are accrued and recognized as an adjustment to interest expense.

The interest rate swap agreement, which expired in June 1999, exchanged the floating rate on the Company's outstanding debt from its revolving credit facility for a fixed interest rate of 5.12%. This agreement covered a notional amount of approximately $136.0 million.

         Foreign Exchange Contracts:

As part of the acquisition of FCA International Ltd. ("FCA"), the Company obtained forward exchange contracts which where entered into by FCA. These forward exchange contracts were used by the Company to minimize the impact of currency fluctuations on transactions, cash flows and firm commitments. The Company had approximately $3.4 million of contracts outstanding at December 31, 1998. These contracts were for the purchase of Canadian dollars and matured within one to 30 months. In April 1999, the Company elected to finalize its forward position under these contracts at a cost of approximately $148,000.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)


15. Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

         Cash and Cash Equivalents:

The carrying amount reported in the balance sheet approximates fair value because of the short maturity of these instruments.

         Debt:

The Company's non-seller-financed debt is primarily variable in nature and based on the prime rate, and, accordingly, the carrying amount of debt instruments approximates fair value. The stated interest rates of the Company's non-convertible seller-financed notes approximate market rates for debt with similar terms and maturities, and, accordingly, the carrying amounts approximates fair value. The Company's seller-financed debt from the Goodyear acquisition consisted of a note payable, which contained a conversion option, which allowed the holder to convert the debt into 64,000 shares of common stock at a price of $14.12 per share on February 15, 1999. Accordingly, the fair value of the debt as of December 31, 1998 was calculated using the closing market price of NCO's common stock on February 15, 1999.

         Interest Rate Instruments:

While it is not the Company's intention to terminate any of the interest rate instruments, the fair value of the instruments was estimated by obtaining quotes from brokers that represented amounts the Company would have received or paid if the agreements were terminated at December 31, 1998 and 1999. These fair values indicated that the gains or losses that would have resulted from the termination of the interest rate swap agreement and the interest rate collar agreement at December 31, 1998 and 1999 would have not been material.

         Foreign Exchange Contracts:

The fair value of foreign exchange contracts at December 31, 1998 was not material.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)


15. Fair value of financial instruments (continued):

The estimated fair value of the Company's financial instruments are as follows at December 31:


                                                      1998                               1999
                                         --------------------------------   --------------------------------
                                           Carrying            Fair           Carrying            Fair
                                            Amount             Value           Amount             Value
                                         --------------    --------------   --------------    --------------
       Financial assets:
         Cash and cash equivalents        $ 23,560,000      $ 23,560,000     $ 52,380,000      $ 52,380,000

       Financial liabilities:
         Non-seller financed debt          148,535,000       148,535,000      322,750,000       322,750,000
         Subordinated seller notes
           payable                             500,000           500,000
                                                                                  880,000           880,000
         Subordinated seller notes
           payable, convertible                900,000         2,176,000                -                 -
         Non-interest bearing note
           payable                              36,000            36,000                -                 -


16. Supplemental cash flow information:

The following are supplemental disclosures of cash flow information:


                                                           1997                1998               1999
                                                      --------------     ---------------    ----------------
      Cash paid for interest                            $ 1,570,000       $  2,905,000       $    7,923,000
      Cash paid for income taxes                          4,181,000          5,726,000           24,331,000
      Non-cash investing and financing
        activities:
          Fair value of assets acquired                  12,320,000         47,872,000           28,368,000
          Liabilities assumed from
            acquisitions                                  7,019,000         46,730,000           53,713,000
          Fair value of contributed capital                      -           3,834,000                   -
          Property acquired under
            capital leases                                  967,000            138,000                   -
          Value of fixed assets traded for
            new fixed assets                                238,000                 -                    -
          Convertible note payable,
            issued for acquisition                          900,000                 -                    -
          Notes payable, issued for acquisitions          1,000,000                 -                    -
          Convertible note payable,
            converted to common stock                     1,000,000                 -               900,000
          Common stock issued for
            acquisitions                                  9,310,000                 -           101,526,000
          Common stock options issued
            for acquisitions                                     -                  -             2,562,000
          Redemption of redeemable
            preferred stock for common stock                     -                  -            12,231,000
          Warrant issued                                  5,450,000                 -             1,925,000
          Warrants exercised                                149,000            247,000            6,332,000

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)


17. Employee benefit plans:

The Company has a savings plan under Section 401(k) of the Internal Revenue Code (the "Plan"). The Plan allows all eligible employees to defer up to 15% of their income on a pretax basis through contributions to the Plan. The Company will provide a matching contribution of 25% of an employee's contribution, subject to a maximum of 1.5% of an employee's base salary. The charges to operations for the matching contributions were $220,000, $755,000 and $1,407,000, for 1997, 1998, and 1999, respectively.

18. Commitments and contingencies:

The Company is party, from time to time, to various legal proceedings incidental to its business. In the opinion of management none of these items individually or in the aggregate would have a significant effect on the financial position, result of operations, cash flows, or liquidity of the Company.

19. Segment reporting:

The Company is organized into market specific operating divisions that are responsible for all aspects of client sales, client service, and operational delivery of services. The accounting policies of the segments are the same as those described in Note 2, "Summary of significant accounting policies." Segment data includes a charge allocating corporate overhead costs to each of the operating segments based on revenue and employee headcount. During 1999, the operating divisions, which were each headed by a divisional chief executive officer, included Accounts Receivable Management Services, Healthcare Services, Technology-Based Outsourcing, Commercial Services, Market Strategy and International Operations.

The Accounts Receivable Management Services division provides accounts receivable management services to consumer and commercial accounts for all market segments, serving clients of all sizes in local, regional and national markets.

The Healthcare Services division primarily focuses on providing comprehensive outsourcing services for the hospital market. In addition, the Healthcare Services division provides accounts receivable management programs for physician groups and allied health service providers. During the first quarter of 2000, the accounts receivable management services portion of the Healthcare Services division was merged into the Accounts Receivable Management Services division, and the pre-delinquency services portion of the Healthcare Services division was merged into the Technology-Based Outsourcing division.

With the March 1999 acquisition of JDR, the Technology-Based Outsourcing division was created. This division continues the growth of the client relationship beyond bad debt recovery and delinquency management, delivering cost-effective receivables and customer relationship management solutions to all market segments, serving clients of all sizes in local, regional and national markets.

With the May 1999 acquisition of Co-Source, the Commercial Services division was created. The Commercial Services division focuses on providing accounts receivable management and collection services to the commercial market. During the first quarter of 2000, the Commercial Services division was merged into the Accounts Receivable Management Services division.

The Market Strategy division provides full-service, custom market research services to the telecommunications, financial services, utilities, healthcare, pharmaceutical, and consumer products sectors. In addition, the Market Strategy division provides telemarketing services for clients, including lead generation and qualification, and the booking of appointments for a client's sales representatives.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

19. Segment reporting (continued):

With the May 1998 acquisition of FCA, the International Operations division was created. The International Operations division provides accounts receivable management services across Canada and the United Kingdom.

The following tables represent the revenue, payroll and related expenses, selling, general and administrative expenses, and earnings before interest, taxes, depreciation, and amortization ("EBITDA") for each segment for the years ended December 31, 1997, 1998 and 1999. EBITDA is used by the Company's management to measure the segments' operating performance and is not intended to report the segments' operating results in conformity with generally accepted accounting principles.

                                                      For the year ended December 31, 1997
                                                             (Amounts in thousands)
                                     ------------------------------------------------------------------------
                                                         Payroll and      Selling General
                                                           Related          and Admin.
                                         Revenue          Expenses          Expenses             EBITDA
                                    ----------------  -----------------  -----------------   ---------------
     A/R Management                  $  81,942           $ 40,550           $ 28,318            $ 13,074
     Tech-Based Outsourcing             17,778             10,945              6,165                 668
     Market Strategy                     8,353              5,454              1,889               1,010
                                     ---------           --------           --------            --------
     Total                           $ 108,073           $ 56,949           $ 36,372            $ 14,752
                                     =========           ========           ========            ========

                                                      For the year ended December 31, 1998
                                                             (Amounts in thousands)
                                     ------------------------------------------------------------------------
                                                         Payroll and      Selling General
                                                           Related          and Admin.
                                         Revenue          Expenses           Expenses            EBITDA
                                     ----------------  -----------------  -----------------   ---------------
     A/R Management                  $ 127,419           $ 63,023           $ 38,649          $ 25,747
     Healthcare Services                20,442              9,930              5,978             4,534
     Tech-Based Outsourcing             43,530             22,932             11,893             8,705
     Market Strategy                    20,005             12,527              5,210             2,268
     International Operations           18,556             10,902              4,858             2,796
                                     ---------          ---------           --------          --------
     Total                           $ 229,952          $ 119,314           $ 66,588          $ 44,050
                                     =========          =========           ========          ========

                                                     For the year ended December 31, 1999
                                                            (Amounts in thousands)
                                  ---------------------------------------------------------------------------
                                                                    Selling           Non-
                                                  Payroll and     General and       Recurring
                                                    Related          Admin.         Acquisition
                                     Revenue        Expenses        Expenses           Costs        EBITDA
                                  --------------  -------------  ---------------  -------------  ------------
     A/R Management                  $ 175,225      $  85,563        $  50,401        $    -      $ 39,261
     Healthcare Services               136,375         72,037           39,410             -        24,928
     Tech-Based Outsourcing             63,118         32,994           16,964             -        13,160
     Commercial Services                54,553         29,673           12,705             -        12,175
     Market Strategy                    32,043         20,011            7,397             -         4,635
     International Operations           31,040         17,599            8,631             -         4,810
     Other                                 -               -                -           4,601       (4,601)
                                     ----------     ---------        ---------        -------     --------
     Total                           $ 492,354      $ 257,877        $ 135,508        $ 4,601     $ 94,368
                                     =========      =========        =========        =======     ========

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)


20. Recent accounting pronouncements:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (collectively "SFAS No. 133"). SFAS No. 133 is effective for the fiscal years beginning after June 15, 2000 and requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS No. 133 by the first quarter of 2001. Due to the Company's limited use of derivative instruments, SFAS No. 133 is not expected to have a material impact on the consolidated results of operations, financial condition, or cash flows of the Company.

                                 NCO GROUP, INC.
                 Schedule II - Valuation of Qualifying Accounts

                                                     Additions
                                              -------------------------
                                  Balance at   Charged to   Charged to                      Balance at
                                  beginning    costs and      other                           end of
                                    year       expenses    accounts (1)   Deductions (2)       year
                                 -----------  ----------- -------------  ---------------  -------------
Year ended December 31, 1997:

  Allowance for doubtful
   accounts                     $   79,000      665,000       350,000        (376,000)        718,000

Year ended December 31, 1998:

  Allowance for doubtful
   accounts                        718,000    2,652,000     2,122,000      (1,494,000)      3,998,000

Year ended December 31, 1999:

  Allowance for doubtful
   accounts                      3,998,000    2,629,000     1,500,000      (1,702,000)      6,425,000

(1) Allowance for doubtful accounts of acquired companies.
(2) Uncollectible accounts written off, net of recoveries.