Form 10-K/A
period 1999-12-31
NCO GROUP INC
filed 2000-04-11
CIK 1022608

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
Securities Registered Pursuant to Section 12(g) of the Act:

          Common stock, no par value                       25,547,631
          ---------------------------                      ----------
              (Title of Class)                   (Number of Shares Outstanding
                                                      as of April 7, 2000)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant is $582,502,000 (1)

                                -----------------

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of the Company's common stock outstanding, reduced by the amount of common stock held by officers, directors and shareholders owning 10% or more of the Company's common stock, multiplied by $29.938, the last reported sale price for the Company's common stock on April 7, 2000. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

Purpose of Amendment

The registrant hereby amends the following items, financial statement exhibits, or other portions of its Annual Report on Form 10-K for the year ended December 31, 1999, as set forth in the pages attached hereto.

Item 8. - Financial Statements and Supplementary Data (see page F-1)
          -------------------------------------------

The registrant is filing this amendment to amend the 1999 amounts designated as "Cash paid for interest" and "Cash paid for income taxes" included in note 16 to NCO Group, Inc.'s Consolidated Financial Statements (see page F-24)

Exhibit No. 23.1 - Consent of PricewaterhouseCoopers LLP.
                   -------------------------------------

Exhibit No. 23.2 - Consent of Arthur Andersen LLP.
                   ------------------------------

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                NCO GROUP, INC.



Date: April 11, 2000              By: /s/ Michael J. Barrist
                                      -------------------------
                                      Michael J. Barrist, Chairman of the Board,
                                      President and Chief Executive Officer

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

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)


15. Fair value of financial instruments (continued):

The estimated fair value of the Company's financial instruments are as follows at December 31:


                                                      1998                               1999
                                         --------------------------------   --------------------------------
                                           Carrying            Fair           Carrying            Fair
                                            Amount             Value           Amount             Value
                                         --------------    --------------   --------------    --------------
       Financial assets:
         Cash and cash equivalents        $ 23,560,000      $ 23,560,000     $ 52,380,000      $ 52,380,000

       Financial liabilities:
         Non-seller financed debt          148,535,000       148,535,000      322,750,000       322,750,000
         Subordinated seller notes
           payable                             500,000           500,000
                                                                                  880,000           880,000
         Subordinated seller notes
           payable, convertible                900,000         2,176,000                -                 -
         Non-interest bearing note
           payable                              36,000            36,000                -                 -


16. Supplemental cash flow information:

The following are supplemental disclosures of cash flow information:


                                                           1997                1998               1999
                                                      --------------     ---------------    ----------------
      Cash paid for interest                            $ 1,570,000       $  2,905,000       $   19,999,000
      Cash paid for income taxes                          4,181,000          5,726,000            7,923,000
      Non-cash investing and financing
        activities:
          Fair value of assets acquired                  12,320,000         47,872,000           28,368,000
          Liabilities assumed from
            acquisitions                                  7,019,000         46,730,000           53,713,000
          Fair value of contributed capital                      -           3,834,000                   -
          Property acquired under
            capital leases                                  967,000            138,000                   -
          Value of fixed assets traded for
            new fixed assets                                238,000                 -                    -
          Convertible note payable,
            issued for acquisition                          900,000                 -                    -
          Notes payable, issued for acquisitions          1,000,000                 -                    -
          Convertible note payable,
            converted to common stock                     1,000,000                 -               900,000
          Common stock issued for
            acquisitions                                  9,310,000                 -           101,526,000
          Common stock options issued
            for acquisitions                                     -                  -             2,562,000
          Redemption of redeemable
            preferred stock for common stock                     -                  -            12,231,000
          Warrant issued                                  5,450,000                 -             1,925,000
          Warrants exercised                                149,000            247,000            6,332,000

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