Form 10-Q
period 2000-03-31
NCO GROUP INC
filed 2000-05-15
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000, or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X No ______


         The number of shares outstanding of each of the issuer's classes of common stock was 25,609,502 shares common stock, no par value, outstanding as of May 12, 2000.

                                 NCO GROUP, INC.
                                      INDEX

                                                                      PAGE

Part I                         FINANCIAL INFORMATION

     Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
                  December 31, 1999 and March 31, 2000                 3

              Consolidated Statements of Operations -
                  Three months ended March 31, 1999 and 2000           4

              Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1999 and 2000           5

              Notes to Consolidated Financial Statements               6

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS         12

     Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                     15

PART II                                                               16

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Shareholders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

Part 1 - Financial Information
Item 1 - Financial Statements
                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                                           March 31,
                                                                                   December 31,              2000
                                               ASSETS                                  1999               (Unaudited)
                                                                                     --------               --------
Current assets:
     Cash and cash equivalents                                                       $ 50,513               $ 35,607
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $5,391 and $5,813, respectively                         70,430                 80,009
     Purchased accounts receivable                                                      6,719                 12,955
     Deferred taxes                                                                     2,965                  3,055
     Other current assets                                                               5,800                  6,933
                                                                                     --------               --------
          Total current assets                                                        136,427                138,559

Funds held on behalf of clients

Property and equipment, net                                                            53,714                 58,391

Other assets:
     Intangibles,  net of accumulated amortization                                    553,879                550,687
     Net assets of discontinued operations                                             41,492                 20,112
     Other assets                                                                       6,180                  8,188
                                                                                     --------               --------
           Total other assets                                                         601,551                578,987
                                                                                     --------               --------
Total assets                                                                         $791,692               $775,937
                                                                                     ========               ========


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                                 $  1,302               $  1,342
     Corporate taxes payable                                                           11,490                  7,435
     Accounts payable                                                                   8,457                  6,891
     Accrued expenses                                                                  30,430                 32,775
     Accrued compensation and related expenses                                         14,609                 14,795
                                                                                     --------               --------
          Total current liabilities                                                    66,288                 63,238

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                           323,949                323,584
     Deferred taxes                                                                    25,747                 27,392
     Other long-term liabilities                                                       10,820                  7,157

Commitments and contingencies

Shareholders' equity:
     Common stock,  no par value, 37,500 shares authorized,
         25,533 and 25,548 shares issued and outstanding, respectively                314,601                314,609
     Foreign currency translation adjustment                                              694                    689
     Retained earnings                                                                 49,593                 39,268
                                                                                     --------               --------
           Total shareholders' equity                                                 364,888                354,566
                                                                                     --------               --------
Total liabilities and shareholders' equity                                           $791,692               $775,937
                                                                                     ========               ========


                            See accompanying notes.

                                 NCO GROUP, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                                                   For the Three Months
                                                                                                       Ended March 31,
                                                                                             ----------------------------------
                                                                                                1999                    2000
                                                                                             ---------                ---------
Revenue                                                                                      $  89,528                $ 143,998

Operating costs and expenses:
     Payroll and related expenses                                                               47,159                   70,646
     Selling, general and administrative
       expenses                                                                                 25,367                   41,558
     Depreciation and amortization expense                                                       4,097                    7,545
     Nonrecurring acquisition costs                                                              4,601                     --
                                                                                             ---------                ---------
          Total operating costs and expenses                                                    81,224                  119,749
                                                                                             ---------                ---------
Income from operations                                                                           8,304                   24,249

Other income (expense):
     Interest and investment income                                                                217                      503
     Interest expense                                                                           (2,763)                  (6,421)
     Other income (expense)                                                                       --                      1,313
                                                                                             ---------                ---------
          Total other income (expense)                                                          (2,546)                  (4,605)
                                                                                             ---------                ---------
Income before provision for income taxes                                                         5,758                   19,644

Income tax expense                                                                               3,436                    8,251
                                                                                             ---------                ---------

Income from continuing operations                                                                2,322                   11,393

Accretion of preferred stock to redemption value                                                  (377)                    --
                                                                                             ---------                ---------

Income from continuing operations applicable to
  common shareholders                                                                            1,945                   11,393

Discontinued operations, net of taxes:
     Income (loss) from discontinued operations                                                    184                     (904)
     Expected loss on disposal of discontinued operations                                         --                    (20,814)
                                                                                             ---------                ---------

Net  income (loss) applicable to common shareholders                                         $   2,129                $ (10,325)
                                                                                             =========                =========

Income from continuing operations applicable to common shareholders per share:
     Basic                                                                                   $    0.09                $    0.45
     Diluted                                                                                 $    0.09                $    0.44

Net income (loss) applicable to common shareholders per share:
     Basic                                                                                   $    0.10                $   (0.40)
     Diluted                                                                                 $    0.10                $   (0.40)

Weighted average shares outstanding:
     Basic                                                                                      21,440                   25,540
     Diluted                                                                                    22,476                   25,852


                            See accompanying notes.

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                     For the Three Months
                                                                                         Ended March 31,
                                                                               --------------------------------
                                                                                 1999                    2000
                                                                               --------                --------
Cash flows from operating activities:
  Income from continuing operations                                            $  2,322                $ 11,393
  Adjustments to reconcile income from continuing
    operations to net cash used in continuing
    operating activities:
      Depreciation                                                                1,531                   3,278
      Amortization of intangibles                                                 2,566                   4,267
      Write-off of deferred financing costs                                         353                    --
      Provision for doubtful accounts                                              (145)                    657
      Compensation expense on stock options granted                                  34                    --
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable, trade                                               (7,070)                (10,290)
        Purchased accounts receivable                                              (238)                 (6,240)
        Deferred taxes                                                             (212)                  1,555
        Other assets                                                                182                  (2,696)
        Accounts payable and accrued expenses                                      (366)                   (417)
        Corporate taxes payable                                                  (4,404)                 (4,049)
        Other long-term liabilities                                                (141)                 (3,727)
                                                                               --------                --------
          Net cash used in continuing operating activities                       (5,588)                 (6,269)

          Net cash provided by discontinued operating activities                  1,994                   1,551
                                                                               --------                --------
             Net cash used in operating activities                               (3,594)                 (4,718)

Cash flows from investing activities:
  Purchase of property and equipment                                             (4,083)                 (9,798)
  Net cash paid for acquisitions                                                 (4,875)                   --
                                                                               --------                --------
             Net cash used in investing activities                               (8,958)                 (9,798)

Cash flows from financing activities:
  Repayment of notes payable                                                       (681)                   (398)
  Repayment of acquired notes payable                                           (12,500)                   --
  Borrowings under revolving credit agreement                                    26,525                    --
  Issuance of common stock, net                                                      36                       7
                                                                               --------                --------
             Net cash provided by (used in) financing activities                 13,380                    (391)

Effect of exchange rate on cash                                                      52                       1
                                                                               --------                --------

Net increase (decrease) in cash and cash equivalents                                880                 (14,906)

Cash and cash equivalents at beginning of period                                 23,560                  50,513
                                                                               --------                --------

Cash and cash equivalents at end of period                                     $ 24,440                $ 35,607
                                                                               ========                ========


                            See accompanying notes.

                                 NCO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Nature of Operations:

NCO Group, Inc. (the "Company") is a leading provider of accounts receivable management and other outsourced revenue cycle management services. The Company's client base is comprised of companies located throughout North America and in the United Kingdom and Puerto Rico in the financial services, healthcare, retail, commercial, education, utility, government and telecommunications sectors.

2.   Summary of Significant Accounting Policies:

     Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000, as amended on April 11, 2000.

     Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions.

     Revenue Recognition:

The Company generates revenue from contingent fees and contractual services. Contingent fee revenue is recognized upon collection of funds on behalf of clients. Contractual services revenue is recognized as services are performed.

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

     Intangibles:

The Company's intangible assets consist primarily of goodwill. Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Goodwill is amortized on a straight-line basis over 15 to 40 years. For certain acquisitions, such allocations have been based on estimates that may be revised at a later date. The Company reviews the recoverability of its goodwill whenever events or circumstances indicate that the carrying amount of the goodwill may not be recoverable. In making such determination with respect to goodwill, the Company evaluates the operating results of the underlying business that gave rise to such amount.

     Income Taxes:

The Company accounts for income taxes using an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

Income taxes were computed after giving effect to the nondeductible portion of goodwill expenses attributable to certain acquisitions.

     Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications:

Certain amounts for December 31, 1999, and for the three months ended March 31, 1999, have been reclassified for comparative purposes.

3.       Discontinued Operations:

During April 2000, the Company's Board of Directors approved a plan to divest the Company's Market Strategy division as part of its strategic plan to increase long-term shareholder value and focus on its core business of accounts receivable management services. The Market Strategy division provides market research and telemarketing services. The market research assets were acquired through the January 1997 acquisition of the Tele-Research Center, Inc. and the February 1998 acquisition of The Response Center. The telemarketing assets were acquired as non-core components of the March 1999 acquisition of JDR Holdings, Inc., and the August 1999 acquisition of Compass International Services Corporation. The Company expects to complete the divestiture of the Market Strategy division by the end of the third quarter of 2000.

In accordance with the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the consolidated financial statements and the accompanying notes of the Company have been presented to reflect the Market Strategy division as discontinued operations for all periods presented.

The following summary of the Market Strategy division's assets and liabilities has been presented net in the Company's consolidated balance sheets (amounts in thousands):

                                                      December 31, 1999         March 31, 2000
                                                      -----------------         --------------
      Current assets                                       $13,734                  $9,260

      Total assets                                          47,740                  23,757

      Current liabilities                                    6,248                   3,586

      Total liabilities                                      6,248                   3,645

      Net assets of discontinued operations                 41,492                  20,112

The following summary of the Market Strategy division's operations has been presented net in the Company's consolidated statements of operations (amounts in thousands):

                                                         For the three months ended
                                                                 March 31,
                                                       -------------------------------

                                                            1999            2000
                                                       ---------------  --------------
      Revenue                                                  $ 6,336        $  6,607
                                                       ===============  ==============

      Income (loss) from discontinued operations
        before provision for income taxes                      $   331        $ (1,403)

      Income tax expense (benefit)                                 147            (499)
                                                       ---------------  --------------
      Income (loss) from discontinued operations,
        net of taxes                                           $   184        $   (904)
                                                       ===============  ==============

For the three months ended March 31, 2000, the Company recorded a $20.8 million expected loss (net of a tax benefit of $2.9 million), or $0.81 loss per share on a diluted basis, on the disposal of the Market Strategy division. This loss reflects management's estimate of the difference between the net assets of the Market Strategy division over the expected proceeds from the divestiture and the estimated operating losses through the expected disposal at the end of the third quarter of 2000.

4.       Acquisitions:

     Pooling-of-Interests Transaction:

On March 31, 1999, the Company acquired all of the outstanding shares of JDR Holdings, Inc. ("JDR") for approximately 3.4 million shares of NCO common stock. The transaction was accounted for as a pooling of interests and a tax-free reorganization. Accordingly, the historical financial information of the Company has been restated to include the historical information of JDR. The following discloses the amount of revenue and net income applicable to common shareholders separately for each company for the period prior to the acquisition for the three months ended March 31, 1999 (amounts in thousands, except per share data):

For the three months ended March 31, 1999:

Revenue:
    NCO                                                $ 77,382
    JDR (for the period prior to the acquisition)        12,146
                                                      ---------

    Combined                                           $ 89,528
                                                      =========

Income from continuing operations
 applicable to common shareholders:
    NCO                                                $  5,192
    JDR (for the period prior to the acquisition)           447
    Nonrecurring acquisition costs, net of taxes         (3,694)
                                                      ---------

    Combined                                           $  1,945
                                                      =========




For the three months ended March 31, 1999, the Company incurred $4.6 million of nonrecurring acquisition costs in connection with the JDR acquisition. These costs consisted primarily of investment banking fees, legal and accounting fees, and printing costs.

     Purchase Transactions:

The following acquisitions represent the acquisitions that were completed by the Company during 1999 and the last quarter of 1998. All of the following acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition related expenses. These accruals included professional fees related to the acquisition, termination costs related to certain redundant personnel immediately eliminated at the time of the acquisitions, and certain future rental obligations attributable to facilities which were closed at the time of the acquisitions.

On November 30, 1998, the Company acquired all of the outstanding stock of Medaphis Services Corporation ("MSC"), a wholly owned subsidiary of Medaphis Corporation, for $107.5 million in cash, plus a $10.0 million earn-out. The Company paid the $10.0 million earn-out in April 2000.

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

On August 20, 1999, the Company acquired all of the outstanding shares of Compass International Services Corporation ("Compass") for approximately 3.3 million shares of NCO common stock and the assumption of stock options to purchase approximately 200,000 shares of NCO common stock. The purchase price was valued at approximately $104.1 million. The allocation of the fair market value to the acquired assets and liabilities of Compass was based on preliminary estimates and may be subject to change.

5.   Comprehensive Income:

Comprehensive income consists of net income (loss) from operations, plus certain changes in assets and liabilities that are not included in net income (loss) but are reported as a separate component of shareholders' equity under accounting principles generally accepted in the United States. The Company's comprehensive income (loss) is as follows (amounts in thousands):

                                                      For the three months
                                                         ended March 31,
                                                    -------------------------

                                                       1999         2000
                                                    -----------  ------------

      Net income (loss)                             $    2,506   $  (10,325)

      Foreign currency translation adjustment
                                                            63           (5)
                                                    -----------  ------------
      Comprehensive income (loss)                   $    2,569   $  (10,330)
                                                    ===========  ============

6.   Funds Held on Behalf of Clients:

In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $47.7 million and $54.7 million at December 31, 1999 and March 31, 2000, respectively, have been shown net of their offsetting liability for financial statement presentation.

7.   Long-Term Debt:

In May 1999, the Company's credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders (collectively, "Mellon Bank"), was amended to, among other things, increase the Company's credit facility to provide for borrowings up to $350.0 million, structured as a $350.0 million revolving credit facility. At the option of the Company, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 0.25% to 0.50% that is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio (Mellon Bank's prime rate was 9.0% at March 31, 2000), or the London InterBank Offered Rate ("LIBOR") plus a margin of 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 6.13% at March 31, 2000). Borrowings are collateralized by substantially all the assets of the Company. The balance under the revolving credit facility will be due upon the expiration of the five-year term. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions, capital expenditures and distributions to shareholders.

Prior to the JDR acquisition on March 31, 1999, JDR had $12.5 million of borrowings outstanding against its revolving credit facility (the "JDR Credit Facility"). On March 31, 1999, the Company repaid the outstanding balance on the JDR Credit Facility with borrowings from its revolving credit agreement with Mellon Bank and cancelled the JDR Credit Facility. Deferred financing costs of $353,000 were written off on March 31, 1999, as a result of the cancellation of the JDR Credit Facility.

8.   Earnings Per Share:

Basic earnings per share were computed by dividing the income from continuing operations and the net income (loss) applicable to common shareholders for the three months ended March 31, 1999 and 2000, by the weighted average number of shares outstanding. Diluted earnings per share were computed by dividing the income from continuing operations and the net income (loss) applicable to common shareholders for the three months ended March 31, 1999 and 2000, by the weighted average number of shares outstanding including all common equivalent shares. Outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive.

The reconciliation of basic to diluted income from continuing operations per share and net income (loss) applicable to common shareholders per share consisted of the following (amounts in thousands, except per share amounts):

                                             For the three months ended March 31,
                     --------------------------------------------------------------------------------------
                                       1999                                        2000
                     -----------------------------------------   ------------------------------------------
                                  Income from                                  Income from
                                  Continuing                                   Continuing
                                  Operations      Net Income                   Operations       Net Loss
                      Shares       Per Share      Per Share        Shares       Per Share      Per Share
                     ---------- ---------------- -------------   ----------- ---------------- -------------
Basic                  21,440       $ 0.09          $  0.10         25,540       $  0.45          $ (0.40)
Dilutive effect of
  warrants                183           -               -              108            -                -
Dilutive effect of
  options                 820           -               -              204         (0.01)              -
Other                      33           -               -                -             -               -
                     ---------- ---------------- -------------   ----------- ---------------- -------------
Diluted                22,476       $ 0.09          $  0.10         25,852       $  0.44          $ (0.40)
                     ========== ================ =============   =========== ================ =============

9.       Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the three months ended March 31, 1999 and 2000 (amounts in thousands):

                                                                       1999            2000
                                                                    -----------     -----------
         Non-cash investing and financing activities:
              Convertible note payable, exercised for common stock    $   900          $ -
              Warrants exercised                                      $ 4,575          $ -

10.      Segment Reporting:

The Company is organized into market- specific operating divisions that are responsible for all aspects of client sales, client service, and operational delivery of services. The accounting policies of the segments are the same as those described in Note 2, "Summary of significant accounting policies." Segment data include charges allocating corporate overhead costs to each of the operating segments based on revenue and employee headcount. During 1999, the operating divisions, which were each headed by a divisional chief executive officer, included Accounts Receivable Management Services, Healthcare Services, Technology-Based Outsourcing, Commercial Services, Market Strategy and International Operations. In January of 2000, NCO realigned its corporate structure into three operating divisions. The accounts receivable management services portion of the Healthcare Services division was merged into the Accounts Receivable Management Services division, and the pre-delinquency services portion of the Healthcare Services division was merged into the Technology-Based Outsourcing division. The Commercial Services division was merged into the Accounts Receivable Management Services division. The Company is in the process of divesting the Market Strategy division and, as a result, that division is reflected as discontinued operations. The segment information for the three months ended March 31, 1999, has been restated to reflect the three continuing operating segments.

The Accounts Receivable Management Services division provides accounts receivable management services to consumer and commercial accounts for all market segments, serving clients of all sizes in local, regional and national markets.

The Technology-Based Outsourcing division continues the growth of the client relationship beyond bad debt recovery and delinquency management, delivering cost-effective receivables and customer relationship management solutions to all market segments, serving clients of all sizes in local, regional and national markets.

The International Operations division provides accounts receivable management services across Canada and the United Kingdom.

The following tables represent the revenue, payroll and related expenses, selling, general and administrative expenses, and earnings before interest, taxes, depreciation, and amortization ("EBITDA") for each segment for the three months ended March 31, 1999 and 2000. EBITDA is used by the Company's management to measure the operating results of the segments and is not intended to report the operating results of the segments in conformity with generally accepted accounting principles.

                                                    For the three months ended March 31, 1999
                                                             (amounts in thousands)
                                     ------------------------------------------------------------------------
                                                                              Selling,
                                                         Payroll and        General and
                                         Revenue       Related Expenses    Admin. Expenses         EBITDA
                                     ----------------  -----------------  -----------------   ---------------
     A/R Management                         $ 55,239           $ 26,834           $ 17,094          $ 11,311
     Tech-Based Outsourcing                   27,018             16,068              6,252             4,698
     International Operations                  7,271              4,257              2,021               993
                                     ----------------  -----------------  -----------------   ---------------

     Total                                  $ 89,528           $ 47,159           $ 25,367          $ 17,002
                                     ================  =================  =================   ===============

                                                    For the three months ended March 31, 2000
                                                             (amounts in thousands)
                                     ------------------------------------------------------------------------
                                                                              Selling,
                                                         Payroll and        General and
                                         Revenue       Related Expenses    Admin. Expenses        EBITDA
                                     ----------------  -----------------  -----------------   ---------------

     A/R Management                         $ 99,265           $ 47,640           $ 29,218          $ 22,407
     Tech-Based Outsourcing                   37,222             18,636              9,974             8,612
     International Operations                  7,511              4,370              2,366               775
                                     ----------------  -----------------  -----------------   ---------------

     Total                                 $ 143,998           $ 70,646           $ 41,558          $ 31,794
                                     ================  =================  =================   ===============


Item 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) that are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the disposal of the Market Strategy division and its effect on the Company; statements as to the Company's objective to focus on internal growth, strategic acquisitions and alliances, and integration; fluctuations in quarterly operating results; the impact of acquisitions on the Company's earnings; the Company's ability to realize operating efficiencies in the integration of its acquisitions; trends in the Company's future operating performance; the effects of legal or governmental proceedings; the effects of changes in accounting pronouncements; year 2000 compliance; and statements as to the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report on Form 10-Q, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to implement its five-year strategy as and when planned; risks associated with growth and future acquisitions; risks relating to fluctuations in quarterly operating results; risks related to timing of contracts; risks related to strategic acquisitions and international operations; risks related to year 2000; and the other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, filed on March 27, 2000, as amended on April 11, 2000, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Steven L. Winokur, Executive Vice President, Finance/CFO, NCO Group, Inc., 515 Pennsylvania Avenue, Fort Washington, PA 19034.

     Three Months Ended March 31, 2000, Compared to Three Months Ended March 31, 1999

     Revenue. Revenue increased $54.5 million or 60.8% to $144.0 million for the three months ended March 31, 2000, from $89.5 million for the comparable period in 1999. The Accounts Receivable Management Services ("A/R Management"), Technology-Based Outsourcing ("TBO"), and International Operations ("International") divisions represented $99.3 million, $37.2 million, and $7.5 million, respectively, of the revenue for the three months ended March 31, 2000.

     The A/R Management division's revenue increased $43.6 million or 78.3% to $99.3 million for the three months ended March 31, 2000, from $55.7 million for the comparable period in 1999. The acquisition of Compass International Services Corporation ("Compass") on August 20, 1999 represented $11.2 million of the increase and $18.6 million of this increase was attributable to the acquisition of Co-Source Corporation ("Co-Source") on May 21, 1999. The remainder of the increase in the A/R Management division's revenue was attributable to the addition of new clients and growth in business from existing clients.

     The TBO division's revenue increased $10.7 million or 40.3% to $37.2 million for the three months ended March 31, 2000, from $26.5 million for the comparable period in 1999. This increase in the TBO division's revenue was attributable to the addition of new clients and growth in business from existing clients.

     The International division's revenue increased $200,000 or 2.7% to $7.5 million for the three months ended March 31, 2000, from $7.3 million for the comparable period in 1999. This increase in the International division's revenue was attributable to the addition of new clients and growth in business from existing clients.

     Payroll and related expenses. Payroll and related expenses increased $23.4 million to $70.6 million for the three months ended March 31, 2000, from $47.2 million for the comparable period in 1999, but decreased as a percentage of revenue to 49.1% from 52.7%. This decrease as a percentage of revenue was partially attributable to the Company continuing the process of rationalizing staff levels in both its acquired and existing businesses. The decrease as a percentage of revenue was also attributable to the increase in productivity that was achieved through the expansion of the Company's use of predictive dialing equipment. The remaining portion of the decrease was the result of spreading the fixed portion of the Company's payroll cost structure over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $16.2 million to $41.6 million for the three months ended March 31, 2000, from $25.4 million for the comparable period in 1999, and increased as a percentage of revenue to 28.9% from 28.3%. The slight increase as a percentage of revenue was primarily attributable to the increased costs associated with the expansion of the Company's use of predictive dialing equipment; however, the expanded use of predictive dialing equipment created an increase in productivity that more than offset the increase in selling, general, and administrative expense by a reduction in payroll and related expenses.

     Depreciation and amortization. Depreciation and amortization increased to $7.5 million for the three months ended March 31, 2000, from $4.1 million for the comparable period in 1999. Of this increase, $811,000 was attributable to the Compass acquisition and $787,000 was attributable to the Co-Source acquisition. The remaining $1.8 million increase consisted of depreciation resulting from normal capital expenditures made in the ordinary course of business during the first quarter of 2000. These capital expenditures included purchases associated with the Company's planned migration towards a single, integrated information technologies platform, and predictive dialers and other equipment required to expand the Company's infrastructure to handle future growth.

     Other income (expense). Interest and investment income increased $286,000 to $503,000 for the three months ended March 31, 2000, from $217,000 for the comparable period in 1999. This increase was primarily attributable to an increase in operating funds and funds held on behalf of clients. Interest expense increased to $6.4 million for the three months ended March 31, 2000, from $2.8 million for the comparable period in 1999. The increase was primarily attributable to the Company financing the May 1999 acquisition of Co-Source with borrowings of $122.7 million under the revolving credit facility. Additionally, a portion of the increase was attributable to borrowings under the revolving credit facility of $29.5 million that were used to repay debt that was assumed as a result of the August 1999 acquisition of Compass.

     Income tax expense. Income tax expense increased to $8.3 million, or 42.0% of income before taxes, for the three months ended March 31, 2000, from $3.4 million, or 59.7% of income before taxes, for the comparable period in 1999. The decrease in the effective tax rate was primarily attributable to the nondeductible portion of the $4.6 million of nonrecurring acquisition costs incurred during the first quarter of 1999 in connection with the acquisition of JDR Holdings, Inc. ("JDR").

     Accretion of preferred stock to redemption value. The accretion of preferred stock to redemption value relates to JDR's preferred stock that was outstanding prior to its conversion into NCO common stock on March 31, 1999. This non-cash accretion represents the periodic amortization of the difference between the original carrying amount and the mandatory redemption amount.

     Discontinued operations. During April 2000, the Company's Board of Directors approved a plan to divest the Company's Market Strategy division as part of its strategic plan to increase long-term shareholder value and focus on its core business of accounts receivable management services. The Market Strategy division had a loss from operations of $904,000 for the three months ended March 31, 2000, as compared to income of $184,000 for the comparable period in 1999. For the three months ended March 31, 2000, the Company recorded a $20.8 million expected loss on the disposal of the Market Strategy division. The Company expects to complete the divestiture of the Market Strategy division by the end of the third quarter of 2000.

     Liquidity and Capital Resources

     Since 1996, the Company's primary sources of cash have been bank borrowings, public offerings, and cash flows from operations. Cash has been used for acquisitions, purchases of equipment, and working capital to support the Company's growth.

     Cash used in operating activities was $4.7 million during the three months ended March 31, 2000, compared to $3.6 million for the comparable period in 1999. This increase was primarily attributable to increases in accounts receivable and purchased accounts receivable, and a decrease in long-term liabilities. The impact of these changes was partially offset by the increase in income from continuing operations to $11.4 million for the three months ended March 31, 2000, from $2.3 million for the comparable period in 1999.

     Cash used in investing activities was $9.8 million during the three months ended March 31, 2000, compared to $9.0 million for the comparable period in 1999. During the three months ended March 31, 2000, capital expenditures were $9.8 million compared to $4.1 million for the comparable period in 1999. The increase in capital expenditures was offset by $4.9 million of acquisition related expenses paid during the first quarter of 1999 in connection with the acquisition of Medaphis Services Corporation.

     Cash used in financing activities was $391,000 during the three months ended March 31, 2000, compared to cash provided by financing activities of $13.4 million for the comparable period in 1999. This decrease was primarily attributable to the $14 million of net borrowings from the three months ended March 31, 1999, that were attributable to the acquisition of JDR.

     In May 1999, the Company's credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders ("Mellon Bank"), was amended to, among other things, increase the Company's credit facility to provide for borrowings up to $350.0 million, structured as a $350.0 million revolving credit facility. At the option of the Company, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 0.25% to 0.50% depending on the Company's consolidated funded debt to EBITDA ratio (Mellon Bank's prime rate was 9.00% at March 31, 2000) or LIBOR plus a margin of 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 6.13% at March 31, 2000). Borrowings are collateralized by substantially all the assets of the Company. The balance under the revolving credit facility will be due upon the expiration of the five-year term. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions, capital expenditures and distributions to shareholders.

     The Company believes that funds generated from operations, together with existing cash and available borrowings under its credit agreement, will be sufficient to finance its current operations, planned capital expenditure requirements, and internal growth at least through the next 12 months. However, the Company could require additional debt or equity financing if it were to make any other significant acquisitions for cash during that period.

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

     Goodwill

     The Company's balance sheet includes amounts designated as "intangibles" that consist primarily of goodwill. Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses, based on their respective fair values at the date of acquisition. Accounting principles generally accepted in the United States require that this and all other intangible assets be amortized over the period benefited. Management has determined that period to be from 15 to 40 years based on the attributes of each acquisition.

     As of March 31, 2000, the Company's balance sheet included goodwill that represented approximately 70.2% of total assets and 153.7% of shareholders' equity.

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

     Year 2000

During 1999, the Company completed a program to evaluate and address the impact of the year 2000 on its information technology systems and its non-information technology systems in order to ensure that these systems would successfully manage and manipulate data involving the transition of dates from the year 1999 to the year 2000. The Company has not experienced, and does not expect to experience, any material adverse effects on its business or results of operations as a result of the transition of dates from year the 1999 to the year 2000. No assurance can be given, however, that unanticipated or undiscovered year 2000 compliance problems will not have a material, adverse effect on the Company's business or results of operations. In addition, if the Company's clients or significant suppliers and contractors did not successfully achieve year 2000 compliance, the Company's business and results of operations could be adversely affected, resulting from, among other things, the Company's inability to properly exchange data with its clients. The Company will continue to monitor its systems and those of its suppliers and contractors throughout year 2000 to ensure that any problems that may arise are addressed promptly.

     Recent Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (collectively "SFAS No. 133"). SFAS No. 133 is effective for the fiscal years beginning after June 15, 2000, and requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS No. 133 by the first quarter of 2001. Due to the Company's limited use of derivative instruments, SFAS No. 133 is not expected to have a material effect on the consolidated results of operations, financial condition or cash flows of the Company.


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

     None - not applicable

Item 3.  Defaults Upon Senior Securities

     None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders

     None - not applicable

Item 5.  Other Information

     None - not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

              Date of Report  Item Reported

              4/12/00     Item 4 - Change in Independent Public Accountants

              5/5/00      Item 5 - Plan to divest of Market Strategy division

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 15, 2000                 By:  /s/ Michael J. Barrist
                                           ----------------------
                                           Michael J. Barrist
                                           Chairman of the Board, President
                                           and Chief Executive Officer
                                           (principal executive officer)



Date:    May 15, 2000                 By:  /s/ Steven L. Winokur
                                           ---------------------
                                           Steven L. Winokur
                                           Executive Vice President, Finance,
                                           Chief Financial Officer and
                                           Treasurer