Form 10-Q
period 2000-06-30
NCO GROUP INC
filed 2000-08-14
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                  to

------------------------------------------------------------------------------

                         COMMISSION FILE NUMBER 0-21639
 ------------------------------------------------------------------------------

                                 NCO GROUP, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                  PENNSYLVANIA
 ------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

             515 Pennsylvania Avenue, Fort Washington, Pennsylvania
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                   23-2858652
 ------------------------------------------------------------------------------
                      (IRS Employer Identification Number)

                                      19034
 ------------------------------------------------------------------------------
                                   (Zip Code)

                                  215-793-9300
 ------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

                                 Not Applicable
 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X    No
                                     -------   -------

         The number of shares outstanding of each of the issuer's classes of common stock was 25,609,760 shares common stock, no par value, outstanding as of August 14, 2000.

                                 NCO GROUP, INC.
                                      INDEX

                                                                          PAGE

Part I                                  FINANCIAL INFORMATION

  Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

           Consolidated Balance Sheets -
               December 31, 1999 and June 30, 2000                         3

           Consolidated Statements of Operations -
               Three months and six months ended June 30, 1999 and 2000    4

           Consolidated Statements of Cash Flows -
               Three months and six months ended June 30, 1999 and 2000    5

           Notes to Consolidated Financial Statements                      6

  Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                14

  Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                         19

PART II                                                                   20

  Item 1.  Legal Proceedings
  Item 2.  Changes in Securities
  Item 3.  Defaults Upon Senior Securities
  Item 4.  Submission of Matters to a Vote of Shareholders
  Item 5.  Other Information
  Item 6.  Exhibits and Reports on Form 8-K

Part 1 - Financial Information
Item 1 - Financial Statements


                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                                      June 30,
                                                                                December 31,           2000
                                                                                   1999             (Unaudited)
                                                                                ------------        -----------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                    $ 50,513            $ 19,857
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $5,391 and $5,323, respectively                      70,430              81,698
     Purchased accounts receivable                                                   6,719              17,938
     Deferred taxes                                                                  2,965               2,990
     Other current assets                                                            5,800               8,984
                                                                                  --------            --------
          Total current assets                                                     136,427             131,467

Funds held on behalf of clients

Property and equipment, net                                                         53,714              60,394

Other assets:
     Intangibles,  net of accumulated amortization                                 553,879             545,889
     Net assets of discontinued operations                                          41,492              20,576
     Other assets                                                                    6,180               8,556
                                                                                  --------            --------
           Total other assets                                                      601,551             575,021
                                                                                  --------            --------
Total assets                                                                      $791,692            $766,882
                                                                                  ========            ========


                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                              $  1,302            $  1,477
     Corporate taxes payable                                                        11,490               6,556
     Accounts payable                                                                8,457               6,644
     Accrued expenses                                                               30,430              20,828
     Accrued compensation and related expenses                                      14,609              16,120
                                                                                  --------            --------
          Total current liabilities                                                 66,288              51,625

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                        323,949             313,093
     Deferred taxes                                                                 25,747              28,820
     Other long-term liabilities                                                    10,820               6,541

Commitments and contingencies

Shareholders' equity:
     Common stock,  no par value, 37,500 shares authorized,
         25,533 and 25,610 shares issued and outstanding, respectively             314,601             315,928
     Foreign currency translation adjustment                                           694                  55
     Retained earnings                                                              49,593              50,820
                                                                                  --------            --------
           Total shareholders' equity                                              364,888             366,803
                                                                                  --------            --------
Total liabilities and shareholders' equity                                        $791,692            $766,882
                                                                                  ========            ========

                            See accompanying notes.

                                 NCO GROUP, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                               For the Three Months                     For the Six Months
                                                                  Ended June 30,                          Ended June 30,
                                                          -----------------------------           -----------------------------
                                                            1999                2000                1999                2000
                                                          -----------------------------           -----------------------------
Revenue                                                   $ 103,955           $ 154,048           $ 193,483           $ 298,046

Operating costs and expenses:
     Payroll and related expenses                            54,450              73,842             101,609             144,488
     Selling, general, and administrative
       expenses                                              28,797              46,135              54,164              87,693
     Depreciation and amortization expense                    4,606               7,973               8,703              15,518
     Nonrecurring acquisition costs                            --                  --                 4,601                --
                                                          ---------           ---------           ---------           ---------
          Total operating costs and expenses                 87,853             127,950             169,077             247,699
                                                          ---------           ---------           ---------           ---------
Income from operations                                       16,102              26,098              24,406              50,347

Other income (expense):
     Interest and investment income                             281                 463                 498                 966
     Interest expense                                        (4,019)             (6,394)             (6,782)            (12,815)
     Other income                                              --                  --                  --                 1,313
                                                          ---------           ---------           ---------           ---------
          Total other expense                                (3,738)             (5,931)             (6,284)            (10,536)
                                                          ---------           ---------           ---------           ---------
Income before provision for income taxes                     12,364              20,167              18,122              39,811

Income tax expense                                            5,158               8,544               8,594              16,795
                                                          ---------           ---------           ---------           ---------

Income from continuing operations                             7,206              11,623               9,528              23,016

Accretion of preferred stock to redemption value               --                  --                  (377)               --
                                                          ---------           ---------           ---------           ---------

Income from continuing operations applicable to
  common shareholders                                         7,206              11,623               9,151              23,016

Discontinued operations, net of taxes:
     Income (loss) from discontinued operations                 315                 (71)                499                (975)
     Expected loss on disposal of
       discontinued operations                                 --                  --                  --               (20,814)
                                                          ---------           ---------           ---------           ---------


Net  income applicable to common shareholders             $   7,521           $  11,552           $   9,650           $   1,227
                                                          =========           =========           =========           =========

Income from continuing operations applicable
  to common shareholders per share:
     Basic                                                $    0.34           $    0.45           $    0.43           $    0.90
     Diluted                                              $    0.32           $    0.45           $    0.41           $    0.89

Net income applicable to common
  shareholders per share:
     Basic                                                $    0.35           $    0.45           $    0.45           $    0.05
     Diluted                                              $    0.34           $    0.45           $    0.43           $    0.05

Weighted average shares outstanding:
     Basic                                                   21,492              25,579              21,466              25,560
     Diluted                                                 22,347              25,922              22,411              25,887

                            See accompanying notes.

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                      For the Six Months
                                                                                          Ended June,
                                                                               ----------------------------------
                                                                                  1999                    2000
                                                                               ---------                ---------
Cash flows from operating activities:
  Income from continuing operations                                            $   9,528                $  23,016
  Adjustments to reconcile income from continuing
    operations to net cash provided by continuing
    operating activities:
      Depreciation                                                                 3,279                    6,964
      Amortization of intangibles                                                  5,429                    8,554
      Amortization of purchased accounts receivable                                1,203                    1,978
      Write-off of deferred financing costs                                          353                     --
      Provision for doubtful accounts                                                791                    2,185
      Compensation expense on stock options granted                                   34                     --
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable, trade                                               (12,935)                 (13,726)
        Deferred taxes                                                               221                    3,048
        Other assets                                                                (929)                  (5,129)
        Accounts payable and accrued expenses                                     (1,429)                  (1,171)
        Corporate taxes payable                                                      418                   (4,597)
        Other long-term liabilities                                                  612                   (4,279)
                                                                               ---------                ---------
          Net cash provided by continuing operating activities                     6,575                   16,843

          Net cash provided by discontinued operating activities                     296                    1,384
                                                                               ---------                ---------
             Net cash provided by operating activities                             6,871                   18,227

Cash flows from investing activities:
  Acquisition of purchased accounts receivable                                    (3,749)                 (13,211)
  Purchase of property and equipment                                              (7,995)                 (15,906)
  Net cash paid for acquisitions                                                (132,603)                 (10,000)
                                                                               ---------                ---------
             Net cash used in investing activities                              (144,347)                 (39,117)

Cash flows from financing activities:
  Repayment of notes payable                                                      (1,069)                    (816)
  Repayment of acquired notes payable                                            (12,500)                    --
  Borrowings under revolving credit agreement                                    161,465                     --
  Repayment of borrowings under revolving credit agreement                          --                    (10,000)
  Payment of fees to acquire new debt                                             (3,565)                    --
  Issuance of common stock, net                                                      342                    1,009
                                                                               ---------                ---------
             Net cash provided by (used in) financing activities                 144,673                   (9,807)

Effect of exchange rate on cash                                                      132                       41
                                                                               ---------                ---------

Net increase (decrease) in cash and cash equivalents                               7,329                  (30,656)

Cash and cash equivalents at beginning of period                                  22,528                   50,513
                                                                               ---------                ---------

Cash and cash equivalents at end of period                                     $  29,857                $  19,857
                                                                               =========                =========

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

 2.  Summary of Significant Accounting Policies:

     Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000, as amended on April 11, 2000.

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

     Reclassifications:

Certain amounts for December 31, 1999, and for the three months and six months ended June 30, 1999, have been reclassified for comparative purposes.

3.   Discontinued Operations:

On April 14, 2000 (the "Measurement Date"), the Company's Board of Directors approved a plan to divest the Company's Market Strategy division as part of its strategic plan to increase long-term shareholder value and focus on its core business of accounts receivable management services. The Market Strategy division provides market research and telemarketing services. The market research assets were acquired through the January 1997 acquisition of the Tele-Research Center, Inc. and the February 1998 acquisition of The Response Center. The telemarketing assets were acquired as non-core components of the March 1999 acquisition of JDR Holdings, Inc., and the August 1999 acquisition of Compass International Services Corporation. The Company expects to complete the divestiture of the Market Strategy division by the end of the third quarter of 2000.

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

The following summary of the Market Strategy division's assets and liabilities has been presented net in the Company's consolidated balance sheets (amounts in thousands):

                                             December 31, 1999     June 30, 2000
                                             -----------------     -------------

   Current assets                                $ 13,734             $ 9,012

   Total assets                                    47,740              24,377


   Current liabilities                              6,248               3,721

   Total liabilities                                6,248               3,801


   Net assets of discontinued operations           41,492              20,576

The following summary of the Market Strategy division's operations prior to the Measurement Date have been presented net in the Company's consolidated statements of operations (amounts in thousands):

                                                       For the three months ended        For the six months ended
                                                                June 30,                         June 30,
                                                      -----------------------------    -----------------------------
                                                          1999            2000             1999            2000
                                                      -------------   -------------    -------------  --------------
      Revenue                                              $ 6,749         $1,195          $ 13,805        $ 7,802
                                                      =============   =============    =============  ==============

      Income (loss) from discontinued operations
        before provision for income taxes                     $548           $(95)             $879        $(1,498)

      Income tax expense (benefit)                             233            (24)              380           (523)
                                                      -------------   -------------    ------------   ------------
      Income (loss) from discontinued operations,
        net of taxes                                          $315           $(71)             $499         $ (975)
                                                      =============   =============    =============  ==============

For the six months ended June 30, 2000, the Company recorded a $20.8 million expected loss (net of a tax benefit of $2.9 million), or $0.80 loss per share on a diluted basis, on the disposal of the Market Strategy division. This loss reflects management's estimate of the difference between the net assets of the Market Strategy division over the expected proceeds from the divestiture and the estimated operating losses from the Measurement Date through the expected disposal at the end of the third quarter of 2000.

4.   Acquisitions:

     Pooling-of-Interests Transaction:

On March 31, 1999, the Company acquired all of the outstanding shares of JDR Holdings, Inc. ("JDR") for approximately 3.4 million shares of NCO common stock. The transaction was accounted for as a pooling of interests and a tax-free reorganization. Accordingly, the historical financial information of the Company has been restated to include the historical information of JDR. The following discloses the amount of revenue and net income applicable to common shareholders separately for each company for the period prior to the acquisition for the six months ended June 30, 1999 (amounts in thousands, except per share data):

For the six months ended June 30, 1999:

Revenue:
    NCO                                                 $  181,337
    JDR (for the period prior to the acquisition)           12,146
                                                        ----------

    Combined                                            $  193,483
                                                        ==========

Income from continuing operations applicable to
common shareholders:
    NCO                                                  $  12,398
    JDR (for the period prior to the acquisition)              447
    Nonrecurring acquisition costs, net of taxes            (3,694)
                                                        ----------

    Combined                                              $  9,151
                                                        ==========

For the six months ended June 30, 1999, the Company incurred $4.6 million of nonrecurring acquisition costs in connection with the JDR acquisition. These costs consisted primarily of investment banking fees, legal and accounting fees, and printing costs.

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

On November 30, 1998, the Company acquired all of the outstanding stock of Medaphis Services Corporation ("MSC"), a wholly owned subsidiary of Medaphis Corporation, for $117.5 million in cash, which includes a $10.0 million earn-out that was paid in April 2000.

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

5.   Comprehensive Income:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity under accounting principles generally accepted in the United States. The Company's comprehensive income is as follows (amounts in thousands):

                                                    For the three months         For the six months ended
                                                       ended June 30,                    June 30,
                                                  --------------------------     --------------------------
                                                      1999          2000             1999          2000
                                                  ------------  ------------     ------------  ------------
      Net income                                     $ 7,521     $ 11,552         $ 10,027       $ 1,227
      Foreign currency translation adjustment            950         (634)           1,013          (639)
                                                  ------------  ------------     ------------  ------------
      Comprehensive income                           $ 8,471     $ 10,918         $ 11,040       $   588
                                                  ============  ============     ============  ============

6.   Funds Held on Behalf of Clients:

In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $47.7 million and $61.5 million at December 31, 1999 and June 30, 2000, respectively, have been shown net of their offsetting liability for financial statement presentation.

7.   Long-Term Debt:

In May 1999, the Company's credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders (collectively, "Mellon Bank"), was amended to, among other things, increase the Company's credit facility to provide for borrowings up to $350.0 million, structured as a $350.0 million revolving credit facility. At the option of the Company, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 0.25% to 0.50% that is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio (Mellon Bank's prime rate was 9.50% at June 30, 2000), or the London InterBank Offered Rate ("LIBOR") plus a margin of 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 6.65% at June 30, 2000). Borrowings are collateralized by substantially all the assets of the Company. The balance under the revolving credit facility will be due upon the expiration of the five-year term. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions, capital expenditures and distributions to shareholders.

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

8.   Earnings Per Share:

Basic earnings per share were computed by dividing the income from continuing operations and the net income applicable to common shareholders for the three months and six months ended June 30, 1999 and 2000, by the weighted average number of shares outstanding. Diluted earnings per share were computed by dividing the income from continuing operations and the net income applicable to common shareholders for the three months and six months ended June 30, 1999 and 2000, by the weighted average number of shares outstanding including all common equivalent shares. Outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive.

The reconciliation of basic to diluted income from continuing operations per share and net income applicable to common shareholders per share consisted of the following (amounts in thousands, except per share amounts):

                                                   For the three months ended June 30,
                         ---------------------------------------------------------------------------------------
                                       1999                                        2000
                         ------------------------------------------   ------------------------------------------
                                       Income from                                  Income from
                                       Continuing                                   Continuing
                                       Operations      Net Income                   Operations      Net Income
                           Shares       Per Share      Per Share        Shares       Per Share      Per Share
                         ---------- ----------------  -------------   ----------- ---------------- -------------
Basic                      21,492       $  0.34         $ 0.35          25,579        $ 0.45          $0.45
Dilutive effect of
  warrants                    160            --             --             129            --             --
Dilutive effect of
  options                     695         (0.02)         (0.01)            214            --             --
                         ---------- ----------------  -------------   ----------- ---------------- -------------
Diluted                    22,347       $  0.32         $ 0.34          25,922        $ 0.45          $0.45
                         ========== ================  =============   =========== ================ =============

                                                   For the six months ended June 30,
                         ---------------------------------------------------------------------------------------
                                       1999                                        2000
                         ------------------------------------------   ------------------------------------------
                                       Income from                                  Income from
                                       Continuing                                   Continuing
                                       Operations      Net Income                   Operations      Net Income
                           Shares       Per Share      Per Share        Shares       Per Share      Per Share
                         ---------- ----------------  -------------   ----------- ---------------- -------------
Basic                      21,466       $  0.43         $ 0.45          25,560        $ 0.90          $0.05
Dilutive effect of
  warrants                    171            --             --             118            --             --
Dilutive effect of
  options                     758         (0.02)         (0.02)            209         (0.01)            --
Other                          16            --             --              --            --             --
                         ---------- ----------------  -------------   ----------- ---------------- -------------
Diluted                    22,411       $  0.41         $ 0.43          25,887        $ 0.89          $0.05
                         ========== ================  =============   =========== ================ =============

9.   Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the six months ended June 30, 1999 and 2000 (amounts in thousands):

                                                                  1999             2000
                                                               -----------     -----------
         Non-cash investing and financing activities:

              Fair value of assets acquired                      $ 5,831          $   --
              Liabilities assumed from acquisitions                5,245              --
              Convertible note payable, exercised for
                common stock                                         900              --
              Warrants issued for acquisitions                     1,925              --
              Warrants exercised                                   4,575              --

10.  Segment Reporting:

The Company is organized into market-specific operating divisions that are responsible for all aspects of client sales, client service, and operational delivery of services. The accounting policies of the segments are the same as those described in Note 2, "Summary of significant accounting policies." Segment data include charges allocating corporate overhead costs to each of the operating segments based on revenue and employee headcount. During 1999, the operating divisions, which were each headed by a divisional chief executive officer, included Accounts Receivable Management Services, Healthcare Services, Technology-Based Outsourcing, Commercial Services, Market Strategy and International Operations. In January of 2000, NCO realigned its corporate structure into three operating divisions. The accounts receivable management services portion of the Healthcare Services division was merged into the Accounts Receivable Management Services division, and the pre-delinquency services portion of the Healthcare Services division was merged into the Technology-Based Outsourcing division. The Commercial Services division was merged into the Accounts Receivable Management Services division. The Company is in the process of divesting the Market Strategy division and, as a result, that division is reflected as discontinued operations. The segment information for the three months and six months ended June 30, 1999, have been restated to reflect the three continuing operating segments.

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

The following tables represent the revenue, payroll and related expenses, selling, general and administrative expenses, and earnings before interest, taxes, depreciation, and amortization ("EBITDA") for each segment for the three months and six months ended June 30, 1999 and 2000. EBITDA is used by the Company's management to measure the operating results of the segments and is not intended to report the operating results of the segments in conformity with generally accepted accounting principles.

                                                    For the three months ended June 30, 1999
                                                             (amounts in thousands)
                                     -------------------------------------------------------------------
                                                      Payroll and        Selling, General
                                                        Related            and Admin.
                                     Revenue            Expenses            Expenses            EBITDA
                                     -------           -----------       ----------------      ---------
A/R Management                      $ 65,713            $ 34,635            $ 17,617            $ 13,461
Tech-Based Outsourcing                30,057              15,054               8,945               6,058
International Operations               8,185               4,761               2,235               1,189
                                    --------            --------            --------            --------
Total                               $103,955            $ 54,450            $ 28,797            $ 20,708
                                    ========            ========            ========            ========
                                                    For the three months ended June 30, 2000
                                                             (amounts in thousands)
                                     -------------------------------------------------------------------
                                                      Payroll and        Selling, General
                                                        Related            and Admin.
                                     Revenue            Expenses            Expenses            EBITDA
                                     --------         ------------       -----------------      --------
A/R Management                      $108,589            $ 51,278            $ 33,101            $ 24,210
Tech-Based Outsourcing                37,655              18,425              10,695               8,535
International Operations               7,804               4,139               2,339               1,326
                                    --------            --------            --------            --------
Total                               $154,048            $ 73,842            $ 46,135            $ 34,071
                                    ========            ========            ========            ========
                                                     For the six months ended June 30, 1999
                                                             (amounts in thousands)
                                     -----------------------------------------------------------------------------------
                                                                                                  Non-
                                                       Payroll and        Selling, General     Recurring
                                                         Related            and Admin.        Acquisition
                                      Revenue            Expenses            Expenses            Costs          EBITDA
                                      --------         ------------       -----------------   ------------      --------
A/R Management                      $120,952            $ 61,469            $ 34,711          $     --        $ 24,772
Tech-Based Outsourcing                57,075              31,122              15,197                --          10,756
International Operations              15,456               9,018               4,256                --           2,182
Other                                     --                  --                  --             4,601          (4,601)
                                    --------            --------            --------          --------        --------
Total                               $193,483            $101,609            $ 54,164          $  4,601        $ 33,109
                                    ========            ========            ========          ========        ========

                                      -12-

                                                     For the six months ended June 30, 2000
                                                             (amounts in thousands)
                                     -------------------------------------------------------------------
                                                      Payroll and        Selling, General
                                                        Related            and Admin.
                                     Revenue            Expenses            Expenses            EBITDA
                                     --------         ------------       -----------------      --------
A/R Management                      $207,854            $ 98,917            $ 62,569            $ 46,368
Tech-Based Outsourcing                74,877              37,062              20,670              17,145
International Operations              15,315               8,509               4,454               2,352
                                    --------            --------            --------            --------

Total                               $298,046            $144,488            $ 87,693            $ 65,865
                                    ========            ========            ========            ========

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

     Three Months Ended June 30, 2000, Compared to Three Months Ended June 30, 1999

     Revenue. Revenue increased $50.0 million or 48.2% to $154.0 million for the three months ended June 30, 2000, from $104.0 million for the comparable period in 1999. The Accounts Receivable Management Services ("A/R Management"), Technology-Based Outsourcing ("TBO"), and International Operations ("International") divisions represented $108.6 million, $37.6 million, and $7.8 million, respectively, of the revenue for the three months ended June 30, 2000.

     The A/R Management division's revenue increased $42.8 million or 65.2% to $108.6 million for the three months ended June 30, 2000, from $65.8 million for the comparable period in 1999. The acquisition of Compass International Services Corporation ("Compass") on August 20, 1999 represented $13.8 million of the increase and $12.7 million of this increase was attributable to the acquisition of Co-Source Corporation ("Co-Source") on May 21, 1999. The remainder of the increase in the A/R Management division's revenue was attributable to the addition of new clients and growth in business from existing clients.

     The TBO division's revenue increased $7.6 million or 25.4% to $37.6 million for the three months ended June 30, 2000, from $30.0 million for the comparable period in 1999. This increase in the TBO division's revenue was attributable to the addition of new clients and growth in business from existing clients.

      The International division's revenue decreased $381,000 or 4.7% to $7.8 million for the three months ended June 30, 2000, from $8.2 million for the comparable period in 1999. This decrease in the International division's revenue was primarily attributable to a weak Canadian economy.

     Payroll and related expenses. Payroll and related expenses increased $19.3 million to $73.8 million for the three months ended June 30, 2000, from $54.5 million for the comparable period in 1999, but decreased as a percentage of revenue to 47.9% from 52.4%. This decrease as a percentage of revenue was partially attributable to the Company continuing the process of rationalizing staff levels in both its acquired and existing businesses. The decrease as a percentage of revenue was also attributable to the increase in productivity that was achieved through the expansion of the Company's use of predictive dialing equipment. The remaining portion of the decrease was the result of spreading the fixed portion of the Company's payroll cost structure over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $17.3 million to $46.1 million for the three months ended June 30, 2000, from $28.8 million for the comparable period in 1999, and increased as a percentage of revenue to 29.9% from 27.7%. The increase as a percentage of revenue was primarily attributable to the increased telephone and information technology costs associated with the expansion of the Company's use of predictive dialing equipment. Increased productivity more than offset the increase in selling, general, and administrative expense by a reduction in payroll and related expenses. The Company experienced some increase in selling, general and administrative expenses as a percentage of revenue as a result of significant start-up costs incurred as a result of new client relationships, further integration of its information technology infrastructure, as well as increased collection costs attributed to certain adverse changes in the payment patterns of consumers which made collections more difficult.

     Depreciation and amortization. Depreciation and amortization increased to $8.0 million for the three months ended June 30, 2000, from $4.6 million for the comparable period in 1999. Of this increase, $1.2 million was attributable to the Compass acquisition and $631,000 was attributable to the Co-Source acquisition. The remaining $1.6 million increase consisted of depreciation resulting from normal capital expenditures made in the ordinary course of business during the first quarter of 2000. These capital expenditures included purchases associated with the Company's planned migration towards a single, integrated information technologies platform, and predictive dialers and other equipment required to expand the Company's infrastructure to handle future growth.

     Other income (expense). Interest and investment income increased $182,000 to $463,000 for the three months ended June 30, 2000, from $281,000 for the comparable period in 1999. This increase was primarily attributable to an increase in operating funds and funds held on behalf of clients. Interest expense increased to $6.4 million for the three months ended June 30, 2000, from $4.0 million for the comparable period in 1999. The increase was partially attributable to a full quarter of interest expense in second quarter of 2000 from the Company financing the May 1999 acquisition of Co-Source with borrowings of $122.7 million under the revolving credit facility. Additionally, a portion of the increase was attributable to borrowings under the revolving credit facility of $29.5 million that were used to repay debt that was assumed as a result of the August 1999 acquisition of Compass. The remainder of the increase was attributable to an increase in interest rates.

     Income tax expense. Income tax expense increased to $8.5 million, or 42.4% of income before taxes, for the three months ended June 30, 2000, from $5.2 million, or 41.7% of income before taxes, for the comparable period in 1999. The increase in the effective tax rate was primarily attributable to the impact of the nondeductible goodwill related to certain acquisitions.

     Discontinued operations. On April 14, 2000 (the "Measurement Date"), the Company's Board of Directors approved a plan to divest the Company's Market Strategy division as part of its strategic plan to increase long-term shareholder value and focus on its core business of accounts receivable management services. The Market Strategy division had a loss from operations of $71,000 for the period from April 1, 2000 to the Measurement Date, as compared to income of $315,000 for the three months ended June 30, 1999. The operations for the period from the Measurement Date to June 30, 2000 were recorded during the first quarter of 2000 as part of the expected loss on the disposal of the Market Strategy division. The Company expects to complete the divestiture of the Market Strategy division by the end of the third quarter of 2000.

     Six Months Ended June 30, 2000, Compared to Six Months Ended June 30, 1999

     Revenue. Revenue increased $104.5 million or 54.0% to $298.0 million for the six months ended June 30, 2000, from $193.5 million for the comparable period in 1999. The A/R Management, TBO, and International divisions represented $207.8 million, $74.9 million, and $15.3 million, respectively, of the revenue for the six months ended June 30, 2000.

     The A/R Management division's revenue increased $86.8 million or 71.8% to $207.8 million for the six months ended June 30, 2000, from $121.0 million for the comparable period in 1999. The acquisition of Compass on August 20, 1999 represented $28.0 million of the increase and $31.8 million of this increase was attributable to the acquisition of Co-Source on May 21, 1999. The remainder of the increase in the A/R Management division's revenue was attributable to the addition of new clients and growth in business from existing clients.

     The TBO division's revenue increased $17.8 million or 31.3% to $74.8 million for the six months ended June 30, 2000, from $57.0 million for the comparable period in 1999. This increase in the TBO division's revenue was attributable to the addition of new clients and growth in business from existing clients.

     The International division's revenue decreased $141,000 or 0.9% to $15.3 million for the six months ended June 30, 2000, from $15.5 million for the comparable period in 1999. This decrease in the International division's revenue was attributable to a weak Canadian economy.

     Payroll and related expenses. Payroll and related expenses increased $42.9 million to $144.5 million for the six months ended June 30, 2000, from $101.6 million for the comparable period in 1999, but decreased as a percentage of revenue to 48.5% from 52.5%. This decrease as a percentage of revenue was partially attributable to the Company continuing the process of rationalizing staff levels in both its acquired and existing businesses. The decrease as a percentage of revenue was also attributable to the increase in productivity that was achieved through the expansion of the Company's use of predictive dialing equipment. The remaining portion of the decrease was the result of spreading the fixed portion of the Company's payroll cost structure over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $33.5 million to $87.7 million for the six months ended June 30, 2000, from $54.2 million for the comparable period in 1999, and increased as a percentage of revenue to 29.4% from 28.0%. The increase as a percentage of revenue was primarily attributable to the increased telephone and information technology costs associated with the expansion of the Company's use of predictive dialing equipment. Increased productivity more than offset the increase in selling, general, and administrative expense by a reduction in payroll and related expenses. The Company experienced some increase in selling, general and administrative expenses as a percentage of revenue as a result of significant start-up costs incurred as a result of new client relationships, further integration of its information technology infrastructure, as well as increased collection costs attributed to certain adverse changes in the payment patterns of consumers which made collections more difficult.

     Depreciation and amortization. Depreciation and amortization increased to $15.5 million for the six months ended June 30, 2000, from $8.7 million for the comparable period in 1999. Of this increase, $2.5 million was attributable to the Compass acquisition and $1.6 million was attributable to the Co-Source acquisition. The remaining $2.7 million increase consisted of depreciation resulting from normal capital expenditures made in the ordinary course of business during the first quarter of 2000. These capital expenditures included purchases associated with the Company's planned migration towards a single, integrated information technologies platform, and predictive dialers and other equipment required to expand the Company's infrastructure to handle future growth.

     Other income (expense). Interest and investment income increased $468,000 to $966,000 for the six months ended June 30, 2000, from $498,000 for the comparable period in 1999. This increase was primarily attributable to an increase in operating funds and funds held on behalf of clients. Interest expense increased to $12.8 million for the six months ended June 30, 2000, from $6.8 million for the comparable period in 1999. The increase was primarily attributable to the Company financing the May 1999 acquisition of Co-Source with borrowings of $122.7 million under the revolving credit facility. Additionally, a portion of the increase was attributable to borrowings under the revolving credit facility of $29.5 million that were used to repay debt that was assumed as a result of the August 1999 acquisition of Compass. The remainder of the increase was attributable to an increase in interest rates.

     Income tax expense. Income tax expense increased to $16.8 million, or 42.2% of income before taxes, for the six months ended June 30, 2000, from $8.6 million, or 47.4% of income before taxes, for the comparable period in 1999. The decrease in the effective tax rate was primarily attributable to the nondeductible portion of the $4.6 million of nonrecurring acquisition costs incurred during the first quarter of 1999 in connection with the acquisition of JDR Holdings, Inc. ("JDR").

     Accretion of preferred stock to redemption value. The accretion of preferred stock to redemption value relates to JDR's preferred stock that was outstanding prior to its conversion into NCO common stock on March 31, 1999. This non-cash accretion represents the periodic amortization of the difference between the original carrying amount and the mandatory redemption amount.

     Discontinued operations. The Market Strategy division had a loss from operations of $975,000 for the period from January 1, 2000 to the Measurement Date, as compared to income of $499,000 for the six months ended June 30, 1999. For the six months ended June 30, 2000, the Company recorded a $20.8 million expected loss on the disposal of the Market Strategy division. The expected loss on disposal included the estimated operations for the period from the Measurement Date to the expected disposal date. The Company expects to complete the divestiture of the Market Strategy division by the end of the third quarter of 2000.

     Liquidity and Capital Resources

     Historically, the Company's primary sources of cash have been bank borrowings, public offerings, and cash flows from operations. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, and working capital to support the Company's growth.

     Cash provided by operating activities was $18.2 million during the six months ended June 30, 2000, compared to $6.9 million for the comparable period in 1999. This increase was primarily attributable to the increase in income from continuing operations and the increase in non-cash charges, primarily depreciation and amortization. These increases were partially offset by an increase in other assets, and decreases in corporate taxes payable and other long-term liabilities.

     Cash used in investing activities was $39.1 million during the six months ended June 30, 2000, compared to $144.3 million for the comparable period in 1999. During the six months ended June 30, 2000, purchases of accounts receivable portfolios was $13.2 million compared to $3.7 million for the comparable period in 1999. Capital expenditures were $15.9 million during the six months ended June 30, 2000 compared to $8.0 million for the comparable period in 1999. The increase in purchases of accounts receivable portfolios, and property and equipment was offset by $132.6 million of acquisition related expenses paid during the first six months of 1999 in connection with the acquisitions of Medaphis Services Corporation ("MSC"), JDR and Co-Source compared to the $10.0 million earn-out paid in the second quarter of 2000 in connection with the acquisition of MSC.

     Cash used in financing activities was $9.8 million during the six months ended June 30, 2000, compared to cash provided by financing activities of $144.7 million for the comparable period in 1999. During the six months ended June 30, 1999, the Company had $149.0 million of borrowings, net of the repayment of acquired notes payable, that were primarily attributable to the acquisition of Co-Source. During the six months ended June 30, 2000, the Company repaid $10.0 million of borrowings under the revolving credit agreement.

     In May 1999, the Company's credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders ("Mellon Bank"), was amended to, among other things, increase the Company's credit facility to provide for borrowings up to $350.0 million, structured as a $350.0 million revolving credit facility. At the option of the Company, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 0.25% to 0.50% depending on the Company's consolidated funded debt to EBITDA ratio (Mellon Bank's prime rate was 9.50% at June 30, 2000) or LIBOR plus a margin of 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 6.65% at June 30, 2000). Borrowings are collateralized by substantially all the assets of the Company. The balance under the revolving credit facility will be due upon the expiration of the five-year term. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions, capital expenditures and distributions to shareholders.

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

     As of June 30, 2000, the Company's balance sheet included goodwill that represented approximately 70.5% of total assets and 147.4% of shareholders' equity.

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

     Recent Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (collectively "SFAS No. 133"). SFAS No. 133 is effective for the fiscal years beginning after June 15, 2000, and requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS No. 133 by the first quarter of 2001. Due to the Company's limited use of derivative instruments, SFAS No. 133 is not expected to have a material effect on the consolidated results of operations, financial condition or cash flows of the Company.


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

     None - not applicable

Item 3.  Defaults Upon Senior Securities

     None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders
         -----------------------------------------------

         The Annual Meeting of Shareholders of the Company was held on May 15, 2000. At the Annual Meeting, the shareholders elected Michael J. Barrist and David E. D'Anna as directors for a term of three years as described below:
                                                  Number of Votes
                                                                   Withhold
     Name                                   For                    Authority
     ----                                   ---                    ---------
     Michael J. Barrist                  19,326,691                 221,327
     David E. D'Anna                     19,459,425                  88,593

         In addition, the terms of the following directors continued after the Annual Meeting: Charles C. Piola, Jr., Eric S. Siegel, Allen F. Wise, and Stuart Wolf.

         At the Annual Meeting, the shareholders also approved an amendment to the 1996 Stock Option Plan as follows:

           For             Against          Abstain     Broker Non-Vote
           ---             -------          -------     ---------------
         13,444,563        5,973,971        129,484           0

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



Date: August 14, 2000                    By: /s/ Michael J. Barrist
                                             ----------------------
                                             Michael J. Barrist
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (principal executive officer)



Date: August 14, 2000                    By: /s/ Steven L. Winokur
                                             ---------------------
                                             Steven L. Winokur
                                             Executive Vice President, Finance,
                                             Chief Financial Officer and
                                             Treasurer