Form 10-Q
period 2000-09-30
NCO GROUP INC
filed 2000-11-14
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000, or

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
                               Yes  X     No
                                  ----        ----

         The number of shares outstanding of each of the issuer's classes of common stock was 25,612,343 shares common stock, no par value, outstanding as of November 10, 2000.

                                 NCO GROUP, INC.
                                      INDEX

                                                                            PAGE

Part I                      FINANCIAL INFORMATION

  Item 1  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

          Consolidated Balance Sheets -
              December 31, 1999 and September 30, 2000                         3

          Consolidated Statements of Operations -
              Three months and nine months ended September 30, 1999 and 2000   4

          Consolidated Statements of Cash Flows -
              Nine months ended September 30, 1999 and 2000                    5

          Notes to Consolidated Financial Statements                           6

  Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     14

  Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                                 19

PART II                                                                       20

  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Shareholders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K

Part 1 - Financial Information
Item 1 - Financial Statements

                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                                September 30,
                                                                               December 31,         2000
                                      ASSETS                                      1999           (Unaudited)
                                                                               ------------     -------------
Current assets:
     Cash and cash equivalents                                                  $  50,513          $  13,851
     Accounts receivable, trade, net of allowance for
       doubtful accounts of $5,391 and $5,622, respectively                        70,430             92,152
     Purchased accounts receivable                                                  6,719             24,987
     Deferred taxes                                                                 2,965              3,065
     Other current assets                                                           5,800             11,944
                                                                                ---------          ---------
          Total current assets                                                    136,427            145,999

Funds held on behalf of clients

Property and equipment, net                                                        53,714             63,995

Other assets:
     Intangibles,  net of accumulated amortization                                553,879            541,066
     Net assets of discontinued operations                                         41,492             18,861
     Other assets                                                                   6,180              8,515
                                                                                ---------          ---------
           Total other assets                                                     601,551            568,442
                                                                                ---------          ---------
Total assets                                                                    $ 791,692          $ 778,436
                                                                                =========          =========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                            $   1,302          $     805
     Corporate taxes payable                                                       11,490              2,888
     Accounts payable                                                               8,457              8,599
     Accrued expenses                                                              30,430             22,554
     Accrued compensation and related expenses                                     14,609             17,582
                                                                                ---------          ---------
          Total current liabilities                                                66,288             52,428

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                       323,949            307,997
     Deferred taxes                                                                25,747             36,550
     Other long-term liabilities                                                   10,820              6,416

Commitments and contingencies

Shareholders' equity:
     Common stock,  no par value, 37,500 shares authorized,
       25,533 and 25,610 shares issued and outstanding, respectively              314,601            315,932
     Foreign currency translation adjustment                                          694               (889)
     Retained earnings                                                             49,593             60,002
                                                                                ---------          ---------
           Total shareholders' equity                                             364,888            375,045
                                                                                ---------          ---------
Total liabilities and shareholders' equity                                      $ 791,692          $ 778,436
                                                                                =========          =========

                            See accompanying notes.

                                 NCO GROUP, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                  For the Three Months                 For the Nine Months
                                                                   Ended September 30,                 Ended September 30,
                                                               ---------------------------         ---------------------------
                                                                   1999             2000               1999            2000
                                                               ------------     ----------         ------------     ----------
Revenue                                                        $ 127,100         $ 153,858         $ 320,583         $ 451,904

Operating costs and expenses:
     Payroll and related expenses                                 66,585            74,892           168,194           219,380
     Selling, general, and administrative
       expenses                                                   34,523            44,878            88,687           132,571
     Depreciation and amortization expense                         6,014             8,253            14,717            23,771
     Nonrecurring acquisition costs                                 --                --               4,601              --
                                                               ---------         ---------         ---------         ---------
          Total operating costs and expenses                     107,122           128,023           276,199           375,722
                                                               ---------         ---------         ---------         ---------
Income from operations                                            19,978            25,835            44,384            76,182

Other income (expense):
     Interest and investment income                                  366               609               864             1,575
     Interest expense                                             (5,590)           (6,450)          (12,372)          (19,265)
     Other income                                                   --                --                --               1,313
                                                               ---------         ---------         ---------         ---------
          Total other expense                                     (5,224)           (5,841)          (11,508)          (16,377)
                                                               ---------         ---------         ---------         ---------
Income before provision for income taxes                          14,754            19,994            32,876            59,805

Income tax expense                                                 6,349             8,447            14,943            25,242
                                                               ---------         ---------         ---------         ---------

Income from continuing operations                                  8,405            11,547            17,933            34,563

Accretion of preferred stock to redemption value                    --                --                (377)             --
                                                               ---------         ---------         ---------         ---------

Income from continuing operations applicable to
  common shareholders                                              8,405            11,547            17,556            34,563

Discontinued operations, net of taxes:
     Income (loss) from discontinued operations                      497              --                 996              (975)
     Loss on disposal of discontinued operations                    --              (2,365)             --             (23,179)
                                                               ---------         ---------         ---------         ---------


Net  income applicable to common shareholders                  $   8,902         $   9,182         $  18,552         $  10,409
                                                               =========         =========         =========         =========

Income from continuing operations applicable
   to common shareholders per share:
     Basic                                                     $    0.36         $    0.45         $    0.80         $    1.35
     Diluted                                                   $    0.35         $    0.45         $    0.76         $    1.34

Net income applicable to common shareholders per share:
     Basic                                                     $    0.38         $    0.36         $    0.84         $    0.41
     Diluted                                                   $    0.37         $    0.36         $    0.81         $    0.40

Weighted average shares outstanding:
     Basic                                                        23,169            25,610            22,034            25,576
     Diluted                                                      24,152            25,704            22,992            25,826

                            See accompanying notes.

                            NCO GROUP, INC
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                        (Amounts in thousands)

                                                                                        For the Nine Months
                                                                                        Ended September 30,
                                                                                   ------------------------------
                                                                                       1999               2000
                                                                                   -----------         ----------
Cash flows from operating activities:
  Income from continuing operations                                                 $  17,933           $  34,563
  Adjustments to reconcile income from continuing
    operations to net cash provided by continuing
    operating activities:
      Depreciation                                                                      5,418              10,924
      Amortization of intangibles                                                       9,299              12,847
      Write-off of deferred financing costs                                               353                --
      Provision for doubtful accounts                                                   1,120               3,421
      Compensation expense on stock options granted                                        34                --
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable, trade                                                    (13,135)            (25,419)
        Deferred taxes                                                                  2,521              10,703
        Other assets                                                                   (1,220)             (8,215)
        Accounts payable and accrued expenses                                           3,377               3,909
        Corporate taxes payable                                                         4,821              (8,260)
        Other long-term liabilities                                                     1,028              (4,404)
                                                                                    ---------           ---------
          Net cash provided by continuing operating activities                         31,549              30,069

          Net cash (used in) provided by discontinued operating activities             (1,489)              1,597
                                                                                    ---------           ---------
             Net cash provided by operating activities                                 30,060              31,666

Cash flows from investing activities:
  Acquisition of purchased accounts receivable                                         (6,180)            (20,901)
  Collections applied to principal of purchased accounts receivable                     2,006               2,633
  Purchase of property and equipment                                                  (14,348)            (24,348)
  Net cash paid for acquisitions                                                     (130,897)            (10,000)
                                                                                    ---------           ---------
             Net cash used in investing activities                                   (149,419)            (52,616)

Cash flows from financing activities:
  Repayment of notes payable                                                           (1,672)             (1,635)
  Repayment of acquired notes payable                                                 (42,000)               --
  Borrowings under revolving credit agreement                                         190,965                --
  Repayment of borrowings under revolving credit agreement                             (4,000)            (15,000)
  Payment of fees to acquire new debt                                                  (3,565)               --
  Issuance of common stock, net                                                         4,588               1,013
                                                                                    ---------           ---------
             Net cash provided by (used in) financing activities                      144,316             (15,622)

Effect of exchange rate on cash                                                            56                 (90)
                                                                                    ---------           ---------

Net increase (decrease) in cash and cash equivalents                                   25,013             (36,662)

Cash and cash equivalents at beginning of period                                       22,528              50,513
                                                                                    ---------           ---------

Cash and cash equivalents at end of period                                          $  47,541           $  13,851
                                                                                    =========           =========


                            See accompanying notes.

                                 NCO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


 1.  Nature of Operations:

NCO Group, Inc. (the "Company") is a leading provider of accounts receivable management and other outsourced revenue cycle management services. The Company's client base is comprised of companies located throughout North America, and in the United Kingdom and Puerto Rico in the financial services, healthcare, retail, commercial, education, utility, government and telecommunications sectors.

 2.  Summary of Significant Accounting Policies:

     Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2000, as amended on April 11, 2000.

     Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany accounts and transactions.

     Revenue Recognition:

The Company generates revenue from contingent fees and contractual services. Contingent fee revenue is recognized upon collection of funds on behalf of clients. Contractual services revenue is recognized as services are performed and accepted by the client.

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

     Reclassifications:

Certain amounts for December 31, 1999, and for the three months and nine months ended September 30, 1999, have been reclassified for comparative purposes.

3.   Discontinued Operations:

On April 14, 2000 (the "Measurement Date"), the Company's Board of Directors approved a plan to divest the Company's Market Strategy division as part of its strategic plan to increase long-term shareholder value and focus on its core business of accounts receivable management services. The Market Strategy division provided market research and telemarketing services. The market research assets were acquired through the January 1997 acquisition of the Tele-Research Center, Inc. and the February 1998 acquisition of The Response Center. The telemarketing assets were acquired as non-core components of the March 1999 acquisition of JDR Holdings, Inc., and the August 1999 acquisition of Compass International Services Corporation. On October 26, 2000, TRC Holdings, Inc. and Creative Marketing Strategies, Inc., both management-led groups, acquired the assets of the market research and telemarketing businesses, respectively.

In consideration for the purchased assets of the market research business, the Company received a $12.25 million note. The note earns interest at a fixed rate of 9% per year and the interest payments are due monthly. The entire principal balance is due on December 31, 2002. In the event that the principal and the remaining interest is not paid in full on December 31, 2002, the principal of the note will be increased by a maximum of $2.0 million. The remaining principal and interest will be due in equal monthly payments until December 31, 2005.

In consideration for the purchased assets of the telemarketing business, the Company received a $6.0 million note. The note earns interest at a fixed rate of 9% per year and the interest payments are due monthly. Commencing on December 1, 2003, in addition to the interest payments, principal payments of $25,000 will be due monthly until November 1, 2005. The remaining principal and interest will become due in full on November 1, 2005.

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

The following summary of the Market Strategy division's assets and liabilities has been presented net in the Company's consolidated balance sheets (amounts in thousands):

                                                      December 31, 1999        September 30, 2000
                                                      -----------------        ------------------

      Current assets                                      $ 13,734                 $  8,236
      Total assets                                          47,740                   22,956

      Current liabilities                                   6,248                     4,053
      Total liabilities                                     6,248                     4,095

      Net assets of discontinued operations                 41,492                   18,861




The following summary of the Market Strategy division's operations prior to the Measurement Date have been presented net in the Company's consolidated statements of operations (amounts in thousands):

                                                       For the three months ended        For the nine months ended
                                                             September 30,                     September 30,
                                                       --------------------------     -----------------------------
                                                          1999            2000           1999               2000
                                                       ----------      ----------     ----------        -----------
      Revenue                                           $  8,978          $--           $ 22,063           $  7,802
                                                        ========          ====          ========           ========

      Income (loss) from discontinued operations
        before provision for income taxes               $    865          $--           $  1,744           $ (1,498)

      Income tax expense (benefit)                           368           --                748               (523)
                                                        --------          ----          --------           --------
      Income (loss) from discontinued operations,
        net of taxes                                    $    497          $--           $    996           $   (975)
                                                        ========          ====          ========           ========


For the nine months ended September 30, 2000, the Company recorded a $23.2 million loss (net of a tax benefit of $4.3 million), or $0.90 loss per share on a diluted basis, on the disposal of the Market Strategy division. This loss reflects the difference between the net assets of the Market Strategy division over the proceeds from the divestiture and the operating losses from the Measurement Date through the completion of the divestiture.

4.   Acquisitions:

     Pooling-of-Interests Transaction:

On March 31, 1999, the Company acquired all of the outstanding shares of JDR Holdings, Inc. ("JDR") for approximately 3.4 million shares of NCO common stock. The transaction was accounted for as a pooling of interests and a tax-free reorganization. Accordingly, the historical financial information of the Company has been restated to include the historical information of JDR. The following discloses the amount of revenue and net income applicable to common shareholders separately for each company for the period prior to the acquisition for the nine months ended September 30, 1999 (amounts in thousands, except per share data):

For the nine months ended September 30, 1999:

Revenue:
    NCO                                                    $ 308,437
    JDR (for the period prior to the acquisition)             12,146
                                                           ---------

    Combined                                               $ 320,583
                                                           =========

Income from continuing operations
  applicable to common shareholders:
    NCO                                                    $  20,803
    JDR (for the period prior to the acquisition)                447
    Nonrecurring acquisition costs, net of taxes              (3,694)
                                                           ---------

    Combined                                               $  17,556
                                                           =========

For the nine months ended September 30, 1999, the Company incurred $4.6 million of nonrecurring acquisition costs in connection with the JDR acquisition. These costs consisted primarily of investment banking fees, legal and accounting fees, and printing costs.

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

5.   Comprehensive Income:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity under accounting principles generally accepted in the United States. The Company's comprehensive income is as follows (amounts in thousands):

                                                    For the three months            For the nine months
                                                     ended September 30,            ended September 30,
                                                  --------------------------     --------------------------
                                                     1999            2000           1999            2000
                                                  ------------  ------------     ------------  ------------
Net income applicable to common
  shareholders                                     $  8,902       $  9,182         $ 18,552      $ 10,409

Foreign currency translation adjustment                 182           (944)           1,195        (1,583)
                                                   --------       --------         --------      --------
Comprehensive income                               $  9,084       $  8,238         $ 19,747      $  8,826
                                                   ========       ========         ========      ========


6.   Funds Held on Behalf of Clients:

In the course of the Company's regular business activities as an accounts receivable management company, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $47.7 million and $65.9 million at December 31, 1999 and September 30, 2000, respectively, have been shown net of their offsetting liability for financial statement presentation.

7.   Long-Term Debt:

In May 1999, the Company's credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders (collectively, "Mellon Bank"), was amended to, among other things, increase the Company's credit facility to provide for borrowings up to $350.0 million, structured as a $350.0 million revolving credit facility. At the option of the Company, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 0.25% to 0.50% that is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio (Mellon Bank's prime rate was 9.50% at September 30, 2000), or the London InterBank Offered Rate ("LIBOR") plus a margin of 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 6.62% at September 30, 2000). Borrowings are collateralized by substantially all the assets of the Company. The balance under the revolving credit facility will be due upon the expiration of the five-year term. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions, capital expenditures and distributions to shareholders.

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

8.   Earnings Per Share:

Basic earnings per share were computed by dividing the income from continuing operations applicable to common shareholders and the net income applicable to common shareholders for the three months and nine months ended September 30, 1999 and 2000, by the weighted average number of shares outstanding. Diluted earnings per share were computed by dividing the income from continuing operations and the net income applicable to common shareholders for the three months and nine months ended September 30, 1999 and 2000, by the weighted average number of shares outstanding including all common equivalent shares. Outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive.

The reconciliation of basic to diluted income from continuing operations per share and net income applicable to common shareholders per share consisted of the following (amounts in thousands, except per share amounts):


                                                  For the three months ended September 30,
                            --------------------------------------------------------------------------------------

                                              1999                                        2000
                            -----------------------------------------   ------------------------------------------
                                         Income from                                  Income from
                                         Continuing                                   Continuing
                                         Operations      Net Income                   Operations      Net Income
                             Shares       Per Share      Per Share        Shares       Per Share      Per Share
                            ---------- ---------------- -------------   ----------- ---------------- -------------

Basic                       23,169        $   0.36       $   0.38        25,610        $   0.45       $   0.36
Dilutive effect of
  warrants                     266            --             --              17            --             --
Dilutive effect of
  options                      717           (0.01)         (0.01)           77            --             --
                            ------        --------       --------        ------        --------       --------
Diluted                     24,152        $   0.35       $   0.37        25,704        $   0.45       $   0.36
                            ======        ========       ========        ======        ========       ========


                                                   For the nine months ended September 30,
                            --------------------------------------------------------------------------------------

                                              1999                                        2000
                            -----------------------------------------   ------------------------------------------
                                         Income from                                  Income from
                                         Continuing                                   Continuing
                                         Operations      Net Income                   Operations      Net Income
                             Shares       Per Share      Per Share        Shares       Per Share      Per Share
                            ---------- ---------------- -------------   ----------- ---------------- -------------
Basic                       22,034        $   0.80       $   0.84        25,576        $   1.35        $   0.41
Dilutive effect of
  warrants                     203           (0.01)         (0.01)           85            --              --
Dilutive effect of
  options                      744           (0.03)         (0.02)          165           (0.01)          (0.01)
Other                           11            --             --             --             --              --
                            ------        --------       --------        ------        --------        --------
Diluted                     22,992        $   0.76       $   0.81        25,826        $   1.34        $   0.40
                            ======        ========       ========        ======        ========        ========

9.   Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the nine months ended September 30, 1999 and 2000 (amounts in thousands):

                                                              1999       2000
                                                            --------    ------

         Non-cash investing and financing activities:
              Fair value of assets acquired                $ 30,339     $   -
              Liabilities assumed from acquisitions          52,422         -
              Common stock issued for acquisitions          101,526         -
              Stock options issued for acquisitions           1,500         -
              Convertible note payable, exercised for
                common stock                                    900         -
              Warrants issued for acquisitions                1,925         -
              Warrants exercised                              4,575         -


10.  Segment Reporting:

The Company is organized into market-specific operating divisions that are responsible for all aspects of client sales, client service, and operational delivery of services. The accounting policies of the segments are the same as those described in Note 2, "Summary of Significant Accounting Policies." Segment data include charges allocating corporate overhead costs to each of the operating segments based on revenue and employee headcount. During 1999, the operating divisions, which were each headed by a divisional chief executive officer, included Accounts Receivable Management Services, Healthcare Services, Technology-Based Outsourcing, Commercial Services, Market Strategy and International Operations. In January of 2000, NCO realigned its corporate structure into three operating divisions. The accounts receivable management services portion of the Healthcare Services division was merged into the Accounts Receivable Management Services division, and the pre-delinquency services portion of the Healthcare Services division was merged into the Technology-Based Outsourcing division. The Commercial Services division was merged into the Accounts Receivable Management Services division. The Company has divested the Market Strategy division and, as a result, that division has been reflected as discontinued operations. The segment information for the three months and nine months ended September 30, 1999, has been restated to reflect the three continuing operating segments.

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

The following tables represent the revenue, payroll and related expenses, selling, general and administrative expenses, and earnings before interest, taxes, depreciation, and amortization ("EBITDA") for each segment for the three months and nine months ended September 30, 1999 and 2000. EBITDA is used by the Company's management to measure the operating results of the segments and is not intended to report the operating results of the segments in conformity with generally accepted accounting principles.

                                                  For the three months ended September 30, 1999
                                                             (amounts in thousands)
                                     ------------------------------------------------------------------------
                                                         Payroll and       Selling, General
                                                           Related             and Admin.
                                         Revenue           Expenses             Expenses           EBITDA
                                     ----------------  -----------------  -----------------   ---------------

     A/R Management                      $ 84,269          $ 43,566            $ 22,952          $ 17,751
     Tech-Based Outsourcing                34,879            18,439               9,478             6,962
     International Operations               7,952             4,580               2,093             1,279
                                         --------          --------            --------          --------

     Total                               $127,100          $ 66,585            $ 34,523          $ 25,992
                                         ========          ========            ========          ========

                                                  For the three months ended September 30, 2000
                                                             (amounts in thousands)
                                     ------------------------------------------------------------------------
                                                         Payroll and      Selling, General
                                                           Related           and  Admin.
                                         Revenue           Expenses           Expenses             EBITDA
                                     ----------------  -----------------  -----------------   ---------------

     A/R Management                      $109,656          $ 51,830            $ 33,212          $ 24,614
     Tech-Based Outsourcing                36,096            18,786               9,328             7,982
     International Operations               8,106             4,276               2,338             1,492
                                         --------          --------            --------          --------
     Total                               $153,858          $ 74,892            $ 44,878          $ 34,088
                                         ========          ========            ========          ========

                                                  For the nine months ended September 30, 1999
                                                             (amounts in thousands)
                                     ------------------------------------------------------------------------
                                                                      Selling,         Non-
                                                    Payroll and     General and     Recurring
                                                      Related          Admin.      Acquisition
                                        Revenue       Expenses        Expenses         Costs         EBITDA
                                     ------------- --------------  --------------  -------------  -----------
     A/R Management                    $205,221       $105,035      $ 57,663          $   --       $ 42,523
     Tech-Based Outsourcing              91,954         49,561        24,675              --         17,718
     International Operations            23,408         13,598         6,349              --          3,461
     Other                                 --             --            --               4,601       (4,601)
                                       --------       --------      --------          --------     --------
     Total                             $320,583       $168,194      $ 88,687          $  4,601     $ 59,101
                                       ========       ========      ========          ========     ========



                                                  For the nine months ended September 30, 2000
                                                             (amounts in thousands)
                                     ------------------------------------------------------------------------
                                                         Payroll and           Selling,
                                                           Related            General and
                                         Revenue           Expenses        Admin. Expenses        EBITDA
                                     ----------------  -----------------  -----------------   ---------------
     A/R Management                    $317,510            $150,747          $ 95,781            $ 70,982
     Tech-Based Outsourcing             110,973              55,848            29,998              25,127
     International Operations            23,421              12,785             6,792               3,844
                                       --------            --------          --------            --------
     Total                             $451,904            $219,380          $132,571            $ 99,953
                                       ========            ========          ========            ========

                                      -13-

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

     Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999

     Revenue. Revenue increased $26.8 million or 21.1% to $153.9 million for the three months ended September 30, 2000, from $127.1 million for the comparable period in 1999. The Accounts Receivable Management Services ("A/R Management"), Technology-Based Outsourcing ("TBO"), and International Operations ("International") divisions represented $109.7 million, $36.1 million, and $8.1 million, respectively, of the revenue for the three months ended September 30, 2000.

     The A/R Management division's revenue increased $25.4 million or 30.1% to $109.7 million for the three months ended September 30, 2000, from $84.3 million for the comparable period in 1999. The acquisition of Compass International Services Corporation ("Compass") on August 20, 1999 represented $5.4 million of the increase and $3.2 million of this increase was attributable to the acquisition of Co-Source Corporation ("Co-Source") on May 21, 1999. The remainder of the increase in the A/R Management division's revenue was attributable to the addition of new clients and growth in business from existing clients.

     The TBO division's revenue increased $1.2 million or 3.5% to $36.1 million for the three months ended September 30, 2000, from $34.9 million for the comparable period in 1999. This increase in the TBO division's revenue was attributable to the addition of new clients and growth in business from existing clients.

      The International division's revenue increased $154,000 or 1.9% to $8.1 million for the three months ended September 30, 2000, from $8.0 million for the comparable period in 1999. This increase in the International division's revenue was primarily attributable to the addition of new clients and growth in business from existing clients. However, the growth was limited due to a weak Canadian economy.

     Payroll and related expenses. Payroll and related expenses increased $8.3 million to $74.9 million for the three months ended September 30, 2000, from $66.6 million for the comparable period in 1999, but decreased as a percentage of revenue to 48.7% from 52.4%. This decrease as a percentage of revenue was partially attributable to the Company continuing the process of rationalizing staff levels in both its acquired and existing businesses. The decrease as a percentage of revenue was also attributable to the increase in productivity that was achieved through the expansion of the Company's use of predictive dialing equipment. The remaining portion of the decrease was the result of spreading the fixed portion of the Company's payroll cost structure over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $10.4 million to $44.9 million for the three months ended September 30, 2000, from $34.5 million for the comparable period in 1999, and increased as a percentage of revenue to 29.2% from 27.2%. The increase as a percentage of revenue was primarily attributable to the increased information technology costs associated with the expansion of the Company's use of predictive dialing equipment. Increased productivity more than offset the increase in selling, general, and administrative expense by a reduction in payroll and related expenses. The Company experienced some increase in selling, general and administrative expenses as a percentage of revenue as a result of increased collection costs attributed to certain adverse changes in the payment patterns of consumers which made collections more difficult, as well as further integration of its information technology infrastructure.

     Depreciation and amortization. Depreciation and amortization increased to $8.3 million for the three months ended September 30, 2000, from $6.0 million for the comparable period in 1999. Of this increase, $623,000 was attributable to the Compass acquisition. The remaining $1.7 million increase consisted of depreciation resulting from normal capital expenditures made in the ordinary course of business. These capital expenditures included purchases associated with the Company's planned migration towards a single, integrated information technology platform, and predictive dialers and other equipment required to expand the Company's infrastructure to handle future growth.

     Other income (expense). Interest and investment income increased $243,000 to $609,000 for the three months ended September 30, 2000, from $366,000 for the comparable period in 1999. This increase was primarily attributable to an increase in operating funds and funds held on behalf of clients, and the implementation of the Company's new cash investment strategy. This new strategy allows the Company to fully take advantage of its funds available for investment. Interest expense increased to $6.5 million for the three months ended September 30, 2000, from $5.6 million for the comparable period in 1999. The increase was partially attributable to a full quarter of interest expense in third quarter of 2000 from borrowings under the revolving credit facility of $29.5 million that were used to repay debt that was assumed as a result of the August 1999 acquisition of Compass. The remainder of the increase was attributable to an increase in interest rates that was partially offset by repayments of debt made during 2000.

     Income tax expense. Income tax expense increased to $8.4 million, or 42.2% of income before taxes, for the three months ended September 30, 2000, from $6.3 million, or 43.0% of income before taxes, for the comparable period in 1999. The decrease in the effective tax rate was primarily attributable to additional revenues diluting the impact of the nondeductible goodwill related to certain acquisitions.

     Discontinued operations. On April 14, 2000 (the "Measurement Date"), the Company's Board of Directors approved a plan to divest the Company's Market Strategy division as part of its strategic plan to increase long-term shareholder value and focus on its core business of accounts receivable management services. An estimate of the operations of the Market Strategy division for the period from the Measurement Date to the expected completion of the divestiture were recorded during the first quarter of 2000 as part of the loss on the disposal of the Market Strategy division. The Company recorded an additional loss $2.4 million during the third quarter of 2000. This additional loss was primarily attributable to lower than expected operating results from the Market Strategy division during the third quarter of 2000. The Company completed the divestiture of the Market Strategy division on October 26, 2000.

     Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999

     Revenue. Revenue increased $131.3 million or 41.0% to $451.9 million for the nine months ended September 30, 2000, from $320.6 million for the comparable period in 1999. The A/R Management, TBO, and International divisions represented $317.5 million, $111.0 million, and $23.4 million, respectively, of the revenue for the nine months ended September 30, 2000.

     The A/R Management division's revenue increased $112.3 million or 54.7% to $317.5 million for the nine months ended September 30, 2000, from $205.2 million for the comparable period in 1999. The acquisition of Compass on August 20, 1999 represented $31.2 million of the increase and $35.1 million of this increase was attributable to the acquisition of Co-Source on May 21, 1999. The remainder of the increase in the A/R Management division's revenue was attributable to the addition of new clients and growth in business from existing clients.

     The TBO division's revenue increased $19.0 million or 20.7% to $111.0 million for the nine months ended September 30, 2000, from $92.0 million for the comparable period in 1999. This increase in the TBO division's revenue was attributable to the addition of new clients and growth in business from existing clients.

     The International division's revenue decreased $13,000 or 0.1% to $23.4 million for the nine months ended September 30, 2000, from $23.4 million for the comparable period in 1999. This lack of growth in the International division's revenue was attributable to a weak Canadian economy.

     Payroll and related expenses. Payroll and related expenses increased $51.2 million to $219.4 million for the nine months ended September 30, 2000, from $168.2 million for the comparable period in 1999, but decreased as a percentage of revenue to 48.5% from 52.5%. This decrease as a percentage of revenue was partially attributable to the Company continuing the process of rationalizing staff levels in both its acquired and existing businesses. The decrease as a percentage of revenue was also attributable to the increase in productivity that was achieved through the expansion of the Company's use of predictive dialing equipment. The remaining portion of the decrease was the result of spreading the fixed portion of the Company's payroll cost structure over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $43.9 million to $132.6 million for the nine months ended September 30, 2000, from $88.7 million for the comparable period in 1999, and increased as a percentage of revenue to 29.3% from 27.7%. The increase as a percentage of revenue was primarily attributable to the increased information technology costs associated with the expansion of the Company's use of predictive dialing equipment. Increased productivity more than offset the increase in selling, general, and administrative expense by a reduction in payroll and related expenses. The Company experienced some increase in selling, general and administrative expenses as a percentage of revenue as a result of significant start-up costs incurred as a result of new client relationships, further integration of its information technology infrastructure, as well as increased collection costs attributed to certain adverse changes in the payment patterns of consumers which made collections more difficult.

     Depreciation and amortization. Depreciation and amortization increased to $23.8 million for the nine months ended September 30, 2000, from $14.7 million for the comparable period in 1999. Of this increase, $2.9 million was attributable to the Compass acquisition and $1.6 million was attributable to the Co-Source acquisition. The remaining $4.6 million increase consisted of depreciation resulting from normal capital expenditures made in the ordinary course of business during 2000. These capital expenditures included purchases associated with the Company's planned migration towards a single, integrated information technology platform, and predictive dialers and other equipment required to expand the Company's infrastructure to handle future growth.

     Other income (expense). Interest and investment income increased $711,000 to $1.6 million for the nine months ended September 30, 2000, from $864,000 for the comparable period in 1999. This increase was primarily attributable to an increase in operating funds and funds held on behalf of clients, and the implementation of the Company's new cash investment strategy. This new strategy allows the Company to fully take advantage of its funds available for investment. Interest expense increased to $19.3 million for the nine months ended September 30, 2000, from $12.4 million for the comparable period in 1999. The increase was primarily attributable to the Company financing the May 1999 acquisition of Co-Source with borrowings of $122.7 million under the revolving credit facility. Additionally, a portion of the increase was attributable to borrowings under the revolving credit facility of $29.5 million that were used to repay debt that was assumed as a result of the August 1999 acquisition of Compass. The remainder of the increase was attributable to an increase in interest rates that was partially offset by repayments of debt made during 2000.

     Income tax expense. Income tax expense increased to $25.2 million, or 42.2% of income before taxes, for the nine months ended September 30, 2000, from $14.9 million, or 45.5% of income before taxes, for the comparable period in 1999. The decrease in the effective tax rate was primarily attributable to the nondeductible portion of the $4.6 million of nonrecurring acquisition costs incurred during the first quarter of 1999 in connection with the acquisition of JDR Holdings, Inc. ("JDR"). In addition, a portion of the decrease was attributable to additional revenues diluting the impact of the nondeductible goodwill related to certain acquisitions.

     Accretion of preferred stock to redemption value. The accretion of preferred stock to redemption value relates to JDR's preferred stock that was outstanding prior to its conversion into NCO common stock on March 31, 1999. This non-cash accretion represents the periodic amortization of the difference between the original carrying amount and the mandatory redemption amount.

     Discontinued operations. The Market Strategy division had a loss from operations of $975,000 for the period from January 1, 2000 to the Measurement Date, as compared to income of $996,000 for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, the Company recorded a $23.2 million loss on the disposal of the Market Strategy division. The loss on disposal included the operations for the period from the Measurement Date to the completion of the divestiture. The Company completed the divestiture of the Market Strategy division on October 26, 2000.

     Liquidity and Capital Resources

     Historically, the Company's primary sources of cash have been bank borrowings, public offerings, and cash flows from operations. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, acquisitions of purchased accounts receivable, and working capital to support the Company's growth.

     Cash provided by operating activities was $31.7 million during the nine months ended September 30, 2000, compared to $30.1 million for the comparable period in 1999. This increase was primarily attributable to the increase in income from continuing operations and deferred tax liabilities, primarily associated with timing differences in depreciation and amortization. These increases were partially offset by an increase in accounts receivable and a decrease in corporate taxes payable.

     Cash used in investing activities was $52.6 million during the nine months ended September 30, 2000, compared to $149.4 million for the comparable period in 1999. During the nine months ended September 30, 2000, purchases of accounts receivable portfolios were $20.9 million compared to $6.2 million for the comparable period in 1999. Collections on purchased accounts receivable portfolios for the nine months ended September 30, 2000 was $10.4 million, of which $2.6 million, or 25.0%, was applied to reduce the principal balance of the purchased portfolios. Capital expenditures were $24.3 million during the nine months ended September 30, 2000 compared to $14.3 million for the comparable period in 1999. The increase in purchases of accounts receivable portfolios, and property and equipment was offset by the payment of $130.9 million of acquisition related expenses paid during the first nine months of 1999 in connection with the acquisitions of Medaphis Services Corporation ("MSC"), JDR, Co-Source, and Compass compared to the payment of a $10.0 million earn-out in the second quarter of 2000 in connection with the acquisition of MSC.

     Cash used in financing activities was $15.6 million during the nine months ended September 30, 2000, compared to cash provided by financing activities of $144.3 million for the comparable period in 1999. During the nine months ended September 30, 1999, the Company had $149.0 million of borrowings, net of the repayment of acquired notes payable, which were primarily attributable to the acquisition of Co-Source. During the nine months ended September 30, 2000, the Company repaid $15.0 million of borrowings under the revolving credit agreement.

     In May 1999, the Company's credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders ("Mellon Bank"), was amended to, among other things, increase the Company's credit facility to provide for borrowings up to $350.0 million, structured as a $350.0 million revolving credit facility. At the option of the Company, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 0.25% to 0.50% depending on the Company's consolidated funded debt to EBITDA ratio (Mellon Bank's prime rate was 9.50% at September 30, 2000) or LIBOR plus a margin of 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 6.62% at September 30, 2000). Borrowings are collateralized by substantially all the assets of the Company. The balance under the revolving credit facility will be due upon the expiration of the five-year term. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions, capital expenditures and distributions to shareholders.

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

     As of September 30, 2000, the Company's balance sheet included goodwill that represented approximately 68.9% of total assets and 142.9% of shareholders' equity.

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

     Recent Accounting Pronouncement:

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

Part II.  Other Information
          -----------------

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

     None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders
         -----------------------------------------------

     None - not applicable

Item 5.  Other Information
         -----------------

     None - not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits

         27.1 Financial Data Schedule

     (b) Reports on Form 8-K

         None - not applicable

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 14, 2000                    By:  /s/ Michael J. Barrist
                                                   ----------------------
                                              Michael J. Barrist
                                              Chairman of the Board, President
                                              and Chief Executive Officer
                                              (principal executive officer)



Date:    November 14, 2000                    By:  /s/ Steven L. Winokur
                                                   ---------------------
                                              Steven L. Winokur
                                              Executive Vice President, Finance,
                                              Chief Financial Officer and
                                              Treasurer