Form 10-K
period 2000-12-31
NCO GROUP INC
filed 2001-03-16
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
    (Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2000
                                             -----------------
                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                           Commission File No. 0-21639
                                               -------

                                NCO GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Pennsylvania                                   23-2858652
------------                                   ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

515 Pennsylvania Avenue
Fort Washington, Pennsylvania                              19034-3313
-----------------------------                   --------------------------------
(Address of principal                                    (Zip Code)
executive offices)

        Registrant's Telephone Number, Including Area Code (215) 793-9300
                                                           --------------
        Securities Registered Pursuant to Section 12(b) of the Act: None
                                                                    ----
Securities Registered Pursuant to Section 12(g) of the Act:

          Common stock, no par value         25,749,018
          --------------------------         ---------------------------
          (Title of Class)                   (Number of Shares Outstanding
                                             as of March 14, 2001)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant is approximately $596,601,000 (1)

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement to be filed in connection with its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. Other documents incorporated by reference are listed in the
Exhibit Index.

                                -----------------

(1) The aggregate market value of the voting stock set forth equals the number of shares of the Company's common stock outstanding, reduced by the amount of common stock held by officers, directors and shareholders owning 10% or more of the Company's common stock, multiplied by $31.938, the last reported sale price for the Company's common stock on March 14, 2001. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Business.                                                            1
Item 2.   Properties.                                                         18
Item 3.   Legal Proceedings.                                                  19
Item 4.   Submission of Matters to a Vote of Security Holders.                19
Item 4.1  Executive Officers of the Registrant who are not also Directors.    19

                                 PART II

Item 5.   Market for Registrant's Common Equity and
              Related Shareholder Matters.                                    21
Item 6.   Selected Financial Data.                                            23
Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                            24
Item 7a   Quantitative and Qualitative Disclosures about Market Risk.         33
Item 8.   Financial Statements and Supplementary Data.                        33
Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures.                                      33

                                PART III

Item 10.  Directors and Executive Officers of the Registrant.                 34
Item 11.  Executive Compensation.                                             34
Item 12.  Security Ownership of Certain Beneficial Owners and Management.     34
Item 13.  Certain Relationships and Related Transactions.                     34

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   35
          Signatures.                                                         40

          Index to Consolidated Financial Statements and
              Financial Statement Schedule.                                  F-1

     As used in this Annual Report on Form 10-K, unless the context otherwise requires, "we,""us," "our,""Company" or "NCO" refers to NCO Group, Inc. and its subsidiaries.

     Forward-Looking Statements

     Certain statements included in this Annual Report on Form 10-K, including without limitation statements in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations, the Company's growth strategy, the Company's internet and e-commerce strategy, expected increases in operating efficiencies, anticipated trends in the accounts receivable management industry, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with the recent expansion of NCO Portfolio Management, Inc., risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks associated with technology, the internet and the Company's e-commerce strategy and other risks described under Item 1. "Business
- Investment Considerations" or in the Company's other filings made from time to time with the Securities and Exchange Commission, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

Item 1.  Business.
                                     PART I

General

     We believe we are the largest outsourced accounts receivable management and collection company in the world, serving a wide range of clients in North America and abroad. Our extensive industry knowledge, technological expertise, management depth and longstanding client relationships enable us to deliver customized solutions that improve our clients' receivables recovery rates, thus improving their financial performance. Our services are provided through the utilization of sophisticated technologies including advanced workstations, leading-edge client interface systems and call management systems comprised of predictive dialers, automated call distribution systems, digital switching and customized computer software. We have over 9,000 employees and provide our services through the operation of 82 centers.

Industry Background

     Increasingly, companies are outsourcing many non-core functions to focus on revenue-generating activities, reduce costs and improve productivity. In particular, many large corporations are recognizing the advantages of outsourcing accounts receivable management and collection. This trend is being driven by a number of industry-specific factors:

     o First, the complexity of accounts receivable management and collection functions in certain industries has increased dramatically in recent years. For example, with the increasing popularity of health maintenance organizations, or HMOs, and preferred provider organizations, or PPOs, healthcare institutions now face the challenge of billing not only large insurance companies but also individuals who are required to pay small, one-time co-payments.
     o Second, the increasing complexity of the collection process which requires sophisticated call management and database systems for efficient collections.
     o Third, the trend in certain industries to outsource non-core functions, due to competitive pressures, changing regulations and/or required capital expenditures.
     o Fourth, the increased focus by credit grantors on early identification and intervention in pre-delinquent debt (i.e., debt with an average age of less than 90 days).

     We operate in a large industry with positive growth dynamics. Growth in our industry is fundamentally driven by the continuing growth in consumer and commercial debt. According to SMR Research Corporation, an industry research firm, overall consumer debt in 1999 exceeded $6.3 trillion. In 2000, approximately $135 billion of delinquent consumer debt was estimated to have been placed for collection with third-party collection agencies, nearly double the $73 billion placed in 1990 according to the Nilson Report, an industry newsletter. The primary market segments within our industry are financial services, healthcare, and retail and commercial. Other important market segments include telecommunications and utilities.

     The accounts receivable management and collection industry is highly fragmented. Based on information obtained from the American Collectors Association, there are approximately 6,500 accounts receivable management and collection companies in the United States, the majority of which are small, local businesses. We believe that many smaller competitors have insufficient capital to expand and invest in technology and are unable to adequately meet the geographic coverage and quality standards demanded by businesses seeking to outsource their accounts receivable management function.

Strategy

     Our strategy is to maintain our market dominance as we become a global provider of accounts receivable management and collection services. Our strategy to achieve these objectives includes the following elements:

     Expand our relationships with clients - A significant amount of our growth stems from the expansion of existing client relationships. These relationships and the resultant opportunities continue to grow in scale, complexity and profit potential. Over time, management believes these relationships should transition from the operational delivery of services to the strategic development of long-term, goal-oriented partnerships where we are sharing in the improved profitability and operational efficiencies created for our clients.

     Enhance our operating margins - Until 1999, we focused primarily on realizing efficiencies through the integration of acquired companies. Over the next several years, we intend to continue to pursue the following initiatives to increase profitability:

     o standardization of systems and practices;
     o consolidation of facilities;
     o automation of clerical functions;
     o use of statistical analysis to improve performance and reduce direct unit costs; and
     o leveraging our purchasing power.

     Enhance our technology capabilities - We will continue to enhance our technology platform as well as continue to update and modernize our equipment, including the workstations and predictive dialers used by account representatives. In addition, we will continue to update and refine our NCO Access interface, which translates client account information into a standard presentation format that provides our account representatives with a common visual interface that links directly into disparate client host systems.

     The Internet offers the potential for significant operational benefits. There are a variety of cost-reducing applications available, such as improved data exchange capabilities and the replacement of direct mail with e-mail. We are creating client-specific web pages that will facilitate reporting of payments and account activity, online tracking of collection results and online statistical modeling.

     Expand internationally - We believe that business process outsourcing is gaining widespread acceptance throughout Canada, Europe and Asia. Our international expansion strategy is designed to capitalize on each of these markets in the near term, as well as continue to monitor all developing opportunities to determine the timing of entry into new markets. We operate in Canada and the United Kingdom through wholly owned subsidiaries and are one of the largest providers of consumer collection services in both of these markets. We expect to further penetrate these markets through increased sales of accounts receivable management and collection services and deployment of our commercial sales model in order to further develop business-to-business opportunities. Additionally, we expect to pursue strategic alliances and partnerships and further explore acquisitions in these markets. For example, we formed a strategic alliance with Alec Burlington N.V. in 1999 and with Receivables Management Group Pty Ltd. in 2000 to provide an entre into the European and Australasian markets, respectively, to service our U.S. clients. These alliances enhance our service offerings as well as increase the awareness of NCO as a global provider of accounts receivable management and collection services.

     Increase purchases of delinquent receivables through NCO Portfolio - Since 1991, we have purchased, collected and managed portfolios of purchased accounts receivables. These portfolios have consisted primarily of delinquent receivables. Due to the profitability of these purchases, we expanded our presence in this marketplace in 1999 and determined that it would be beneficial to further expand our presence, while at the same time limiting our exposure to credit risk. Through the merger of our subsidiary NCO Portfolio with Creditrust, we have created a vehicle which will be one of the only publicly-traded companies purchasing delinquent receivables. Under the terms of our credit agreement, our investment in NCO Portfolio currently is limited to our $25.0 million equity investment and the $50.0 million credit subfacility. In the future, NCO Portfolio may develop partnerships with banks, commercial lenders, and other investors who will provide additional funding sources for purchases of delinquent receivables. By utilizing such risk sharing partnerships, we will gain access to capital while limiting both our and NCO Portfolio's exposure to credit risk.

     Continue to explore strategic acquisition opportunities - The accounts receivable management and collection industry is highly fragmented with over 6,500 participants in the United States. The vast majority of these participants are small, local businesses. Although our focus is on internal growth, we believe we will continue to find attractive acquisition opportunities over time.

Services

     Accounts Receivable Management and Collection

     We provide a wide range of accounts receivable management and collection services to our clients utilizing an extensive technological infrastructure. Although most of our accounts receivable management and collection services to date have focused on the recovery of traditional delinquent accounts, we do engage in the recovery of current receivables and early stage delinquencies (generally, accounts which are 90 days or less past due). We generate approximately 60% of our revenue from the recovery of delinquent accounts receivable on a contingent fee basis. In addition, we generate revenue from fixed fees for certain accounts receivable management and collection and other related services. We seek to be a low cost provider and, as such, our contingent fees typically range from 15% to 35% of the amount recovered on behalf of our clients. However, fees can range from 6% for the management of accounts placed early in the accounts receivable cycle to 50% for accounts that have been serviced extensively by the client or by third-party providers. Our average fee is approximately 25% across all industries, with the exception of the healthcare industry where it is lower due to a higher percentage of early intervention accounts receivable management business.

     Accounts receivable management and collection services typically include the following activities:

     Management Planning. Our approach to accounts receivable management and collection for each client is determined by a number of factors including account size and demographics, the client's specific requirements and management's estimate of the collectability of the account. We have developed a library of standard processes for accounts receivable management and collection, which is based upon our accumulated experience. We will integrate these processes with our client's requirements to create a customized recovery solution. In many instances, the approach will evolve and change as the relationship with the client develops and both parties evaluate the most effective means of recovering accounts receivable. Our standard approach, which may be tailored to the specialized requirements of our clients, defines and controls the steps that will be undertaken by us on behalf of the client and the manner in which data will be reported to the client. Through our systemized approach to accounts receivable management and collection, we remove most decision making from the recovery staff and ensure uniform, cost-effective performance.

     Once the approach has been defined, we electronically or manually transfer pertinent client data into our information system. When the client's records have been established in our system, we commence the recovery process.

     Skiptracing. In cases where the customer's telephone number or address is unknown, we systematically search the United States Post Office National Change of Address service, consumer databases, electronic telephone directories, credit agency reports, tax assessor and voter registration records, motor vehicle registrations, military records and other sources. The geographic expansion of banks, credit card companies, national and regional telecommunications companies and managed healthcare providers along with the mobility of consumers has increased the demand for locating the client's customers. Once we have located the customer, the notification process can begin.

     Account Notification. We initiate the recovery process by forwarding an initial letter that is designed to seek payment of the amount due or open a dialogue with customers who cannot afford to pay at the current time. This letter also serves as an official notification to each customer of his or her rights as required by the federal Fair Debt Collection Practices Act. We continue the recovery process with a series of mail and telephone notifications. Telephone representatives remind the customer of their obligation, inform them that their account has been placed for collection with us and begin a dialogue to develop a payment program.

     Credit Reporting. At a client's request, we will electronically report delinquent accounts to one or more of the national credit bureaus where it will remain for a period of up to seven years. The denial of future credit often motivates the payment of all past due accounts.

     Payment Process. After we receive payment from the customer, we either remit the amount received minus our fee to the client or remit the entire amount received to the client and bill the client for our services.

     Activity Reports. Clients are provided with a system-generated set of standardized or customized reports that fully describe all account activity and current status. These reports are typically generated monthly; however, the information included in the report and the frequency that the reports are generated can be modified to meet the needs of the client.

     Quality Tracking. We emphasize quality control throughout all phases of the accounts receivable management and collection process. Some clients may specify an enhanced level of supervisory review and others may request customized quality reports. Large national credit grantors will typically have exacting performance standards which require sophisticated capabilities such as documented complaint tracking and specialized software to track quality metrics to facilitate the comparison of our performance to that of our peers.

     Delinquency Management

     We provide pre-charge-off delinquency management services that enable clients to manage their at-risk customers and quickly restore the relationships to a current payment status. We mail reminder letters and make first-party calls to the clients' customers, reminding of the past due balance and encouraging them to make immediate repayment using pay-by-phone direct debit checks or, in certain cases, credit cards. Our services include responding to inbound calls seven days a week. We apply our extensive database and predictive modeling techniques to the customer's profile, assigning more intense efforts to higher risk customers.

     Customer Service and Support

     We utilize our communications and information system infrastructure to supplement or replace the customer service function of our clients. For example, we are currently engaged by a large regional utility company to provide customer service functions for a segment of the utility's customer base that is delinquent. For other clients, we provide a wide range of specialized services such as fraud-prevention, over-limit calling, inbound calling for customer credit application and approval processes, and general back office support. We can provide customer contact through inbound or outbound calling, or customized web-enabled functions.

     Billing

     We complement existing service lines by offering adjunct billing services to clients as an outsourcing option. Additionally, we can assist healthcare clients in the billing and management of third party insurance.

     Additional Services

     We selectively provide other related services which complement our traditional accounts receivable management and collection business and which leverage our technological infrastructure. We believe that the following services will provide additional growth opportunities for us:

     Attorney Network Services. We will also coordinate litigation undertaken by a nationwide network of more than 150 law firms whose attorneys specialize in collection litigation. Our collection support staff manages the attorney relationships and facilitates the transfer of all necessary documentation.

     NCO ePayments. We can provide clients with a virtual 24-hour payment center that is accessible by the use of telephones, personal computers or the Internet.

     Credit and Investigative Reporting Service. We develop the information needed to profile commercial debtors and make decisions affecting extensions of credit.

     NCO Benefit Systems. We administer compliant COBRA administration services for human resources departments.

Technology and Infrastructure

     We have made a substantial investment in our information systems such as "thin client" network computing devices, predictive dialers, automated call distribution systems, digital switching and customized computer software, including the NCO Access interface product. As a result, we believe we are able to address accounts receivable management and collection activities more reliably and more efficiently than our competitors. Our systems also permit network access to enable clients to electronically communicate with us and monitor operational activity on a real-time basis. We provide our services through the operation of 82 centers that are electronically linked through an international wide area network, with the exception of our two United Kingdom centers.

     We also utilize a custom-developed NCO Access interface product that leverages industry standard visual basic and thin client server technology in order to facilitate the critical process of "real-time" translation of account data from our clients' host systems to our system. The NCO Access interface product set allows rapid ramp up of new client projects and the ability to work online with client host systems while completely integrating and leveraging the power of our base receivables management software infrastructure. Additionally, this technology allows sophisticated reporting capabilities that are not always available on clients' host systems. The NCO Access interface product translates client account information into a standard presentation format that provides our account representatives with a common visual interface that links directly into disparate client host systems. Key benefits of the NCO Access interface include dramatic reduction in project ramp up time, reduction in training costs, and an overall increase in account representative productivity.

     We utilize approximately 65 predictive dialer locations with over 3,000 stations to address our low balance, high volume accounts. These systems scan our databases, simultaneously initiate calls on all available telephone lines and determine if a live connection is made. Upon determining that a live connection has been made, the computer immediately switches the call to an available representative and instantaneously displays the associated account record on the representative's workstation. Calls that reach other signals, such as a busy signal, telephone company intercept or no answer, are tagged for statistical analysis and placed in priority recall queues or multiple-pass calling cycles. The system also automates virtually all record keeping and follow-up activities including letter and report generation. Our automated method of operations dramatically improves the productivity of our collection staff.

     We employ an approximately 250-person MIS staff led by a Chief Information Officer. We maintain disaster recovery contingency plans and have implemented procedures to protect against the loss of data resulting from power outages, fire and other casualties. We have implemented a security system to protect the integrity and confidentiality of our computer systems and data and maintain comprehensive business interruption and critical systems insurance on our telecommunications and computer systems.

Sales and Marketing

     Our sales force is organized at the corporate level to address clients by need based upon their respective complexity, geography and industry. We utilize a focused and professional direct selling effort in which sales representatives personally cultivate relationships with prospective and existing clients. Our sales effort consists of an approximately 60-person direct sales force, and for the commercial sector, approximately 300 telephone sales representatives. Each sales representative is charged with identifying leads, qualifying prospects and closing sales. When appropriate, our operating personnel will join in the sales effort to provide detailed information and advice regarding our operational capabilities. We supplement our direct sales effort with print media and attendance at trade shows.

     Many of our prospective clients issue requests-for-proposals as part of the contract award process. We have a staff of technical writers for the purpose of preparing detailed, professional responses to requests-for-proposals.

Quality Assurance and Client Service

     Our reputation for quality service is critical to acquiring and retaining clients. Therefore, we and our clients monitor our representatives for strict compliance with the clients' specifications and our policies. We regularly measure the quality of our services by capturing and reviewing such information as the amount of time spent talking with clients' customers, level of customer complaints and operating performance. In order to provide ongoing improvement to our telephone representatives' performance and to assure compliance with our policies and standards, quality assurance personnel monitor each telephone representative on a frequent basis and provide ongoing training to the representative based on this review. Our information systems enable us to provide clients with reports on a real-time basis as to the status of their accounts and clients can choose to network with our computer system to access such information directly.

     We maintain a client service department to promptly address client issues and questions and alert senior executives of potential problems that require their attention. In addition to addressing specific issues, a team of client service representatives will contact clients on a regular basis in order to establish a close rapport, determine clients' overall level of satisfaction and identify practical methods of improving their satisfaction.

Client Relationships

     Our client base currently includes over 13,700 companies in the financial services, healthcare, education, retail, utilities, government and telecommunications sectors, and over 58,000 companies in the commercial sector. Our 10 largest clients in 2000 accounted for approximately 26.9% of our revenue. In 2000, no client accounted for more than 6.0% of total revenue. In 2000, we derived 29.8% of our revenue from financial institutions (which included the banking and insurance sectors), 28.8% from healthcare organizations, 22.1% from retail and commercial entities, 6.5% from educational organizations, 5.6% from telecommunications companies, 5.1% from utilities, and 2.1% from government entities.

     The following table sets forth a list of certain of our key clients:

        Financial Services                           Healthcare                          Retail and Commercial
-------------------------------------    -------------------------------------     -----------------------------------
Bank of America                          Columbia/HCA                              Airborne Freight Corporation
Capital One Financial Corporation        Healthcare Corporation Business           Dayton Hudson Corporation
Citicorp                                   Services                                Emery Worldwide
First Union National Bank, N.A.          Health Management Associates, Inc.        Federal Express Corporation
MBNA                                     UCSF Stanford University                  Sears, Roebuck and Co.
The Progressive Corporation


            Education                             Telecommunications                    Utilities and Government
-------------------------------------    -------------------------------------     -----------------------------------
California Student Aid                   AT&T                                      Consumer Energy
  Commission / EDFUND                    BellSouth Telecommunications, Inc.        PECO Energy Company
New York State Higher Education          MCI WorldCom                              The City of Philadelphia, Water
  Service Corporation                    Sprint Corporation                          Revenue Bureau
Pennsylvania Higher Education            Verizon                                   The United States Department of
  Assistance Agency                                                                  Treasury
Penn  State University                                                             Virginia Power
The United States Department of
  Education

     We enter into contracts with most of our clients that define, among other things, fee arrangements, scope of services and termination provisions. Clients may usually terminate such contracts on 30 or 60 days notice. In the event of termination, however, clients typically do not withdraw accounts referred to us prior to the date of termination, thus providing us with an ongoing stream of revenue from such accounts which diminish over time. Under the terms of our contracts, clients are not required to place accounts with us but do so on a discretionary basis.

Personnel and Training

     Our success in recruiting, hiring and training a large number of employees is critical to our ability to provide high quality accounts receivable management and collection, customer support and teleservices programs to our clients. We seek to hire personnel with previous experience in accounts receivable management and collection or as a telephone representative. NCO generally offers competitive compensation and benefits and offers promotion opportunities within NCO.

     All our collection personnel receive comprehensive training that consists of a combination of classroom and practical experience. Prior to customer contact, new employees receive one week of training in our operating systems, procedures and telephone techniques and instruction in applicable federal and state regulatory requirements. Our personnel also receive a wide variety of continuing professional education consisting of both classroom and role playing sessions.

     As of December 31, 2000, we had a total of approximately 8,400 full-time employees and 800 part-time employees, of which 6,800 are telephone representatives. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Competition

     The accounts receivable management and collection industry is highly competitive. We compete with a large number of providers, including large national corporations such as Outsourcing Solutions, Inc., IntelliRisk Management Corporation, and GC Services, Inc., as well as many regional and local firms. Some of our competitors may offer more diversified services and/or operate in broader geographic areas than us. In addition, the accounts receivable management and collection services offered by us are performed in-house by many companies. Moreover, many larger clients retain multiple accounts receivable management and collection providers which exposes us to continuous competition in order to remain a preferred vendor. We believe that the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client's requirements, personalized service, sophisticated call and information systems, and price.

Regulation

     The accounts receivable management and collection industry is regulated both at the federal and state level. The federal Fair Debt Collection Practices Act regulates any person who regularly collects or attempts to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. The Fair Debt Collection Practices Act establishes specific guidelines and procedures which debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The Fair Debt Collection Practices Act also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. Additionally, the Fair Debt Collection Practices Act contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. We are also subject to the Fair Credit Reporting Act which regulates the consumer credit reporting industry and which may impose liability on us to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. The Federal Trade Commission has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. The accounts receivable management and collection business is also subject to state regulation. Some states require that we be licensed as a debt collection company. We believe that we currently hold applicable licenses from all states where required.

     The collection of accounts receivable by collection agencies in Canada is regulated at the provincial and territorial level in substantially the same fashion as is accomplished by federal and state laws in the United States. The manner in which we carry on the business of collecting accounts is subject, in all provinces and territories, to established rules of common law or civil law and statute. Such laws establish rules and procedures governing the tracing, contacting and dealing with debtors in relation to the collection of outstanding accounts. These rules and procedures prohibit debt collectors from engaging in intimidating, misleading and fraudulent behavior when attempting to recover outstanding debts. In Canada, our collection operations are subject to licensing requirements and periodic audits by government agencies and other regulatory bodies. Generally, such licenses are subject to annual renewal. We believe that we hold all necessary licenses in those provinces and territories that require them.

     If we engage in other teleservice activities in Canada, there are several provincial and territorial consumer protection laws of more general application. This legislation defines and prohibits unfair practices by telemarketers, such as the use of undue pressure and the use of false, misleading or deceptive consumer representations.

     In addition, the accounts receivable management and collection industry is regulated in the United Kingdom, including a licensing requirement. If we expand our international operations, we may become subject to additional government control and regulation in other countries, which may be more onerous than those in the United States.

     Several of the industries served by us are also subject to varying degrees of government regulation. Although compliance with these regulations is generally the responsibility of our clients, we could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

     We devote significant and continuous efforts, through training of personnel and monitoring of compliance, to ensure that we are in compliance with all federal and state regulatory requirements. We believe that we are in material compliance with all such regulatory requirements.

History of Acquisitions

     The following is a summary of the acquisitions we completed since 1994 (dollars in thousands):

                                                                                                 Revenue for the
                                      Date                                        Value of      Fiscal Year Prior
                                    Acquired          Business                 Purchase Price     to Acquisition
                                    --------    ----------------------         --------------   -----------------
Creditrust Corporation               2/20/01    Purchased A/R                     $ 25,000(1)       $ 36,491

Compass International Services       8/20/99    A/R Management and                 104,100           105,800(2)
  Corporation                                   Telemarketing

Co-Source Corporation                5/21/99    Commercial Receivables             124,600            61,100
                                                Management

JDR Holdings, Inc.                   3/31/99    Technology-Based                   103,100            51,000
                                                Outsourcing, A/R
                                                Management and
                                                Telemarketing

Medaphis Services Corporation       11/30/98    Healthcare Receivables             117,500            96,700
                                                Management

MedSource, Inc.                       7/1/98    Healthcare Receivables              35,700(3)         22,700
                                                Management

FCA International Ltd.                5/5/98    A/R Management                      69,900            62,800

The Response Center                   2/6/98    Market Research                     15,000             8,000

Collections Division of American      1/1/98    A/R Management                       1,700             1,700
  Financial Enterprises, Inc.

ADVANTAGE Financial                  10/1/97    A/R Management                       5,000             5,100
  Services, Inc.

Credit Acceptance Corporation        10/1/97    A/R Management                       1,800             2,300

Collections Division of CRW           2/2/97    A/R Management                      12,800            25,900
  Financial, Inc.

CMS A/R Services                     1/31/97    A/R Management                       5,100             6,800

Tele-Research Center, Inc.           1/30/97    Market Research and                  2,200             1,800
                                                Telemarketing

Goodyear & Associates, Inc.          1/22/97    A/R Management                       5,400             5,500

Management Adjustment                 9/5/96    A/R Management                       9,000            13,500
  Bureau, Inc.

Collections Division of Trans         1/3/96    A/R Management                       4,800             7,000
  Union Corporation

Eastern Business Services, Inc.       8/1/95    A/R Management                       2,000             2,000

B. Richard Miller, Inc.              4/29/94    A/R Management                       1,400             1,300

     (1) We merged our subsidiary NCO Portfolio Management, Inc. with Creditrust Corporation. We own approximately 63% of the post-merger company.
     (2) Pro Forma Revenue - Assumes the acquisitions completed by Compass International Services Corporation in 1998 and the sale of its Print and Mail Division were all completed on January 1, 1998.
     (3) Includes $17.3 million of debt repaid by us.

Investment Considerations

     Our business is dependent on our ability to grow internally.

     Our business is dependent on our ability to grow internally, which is dependent upon (1) our ability to retain existing clients and expand our existing client relationships and (2) our ability to attract new clients.

     Our ability to retain existing clients and expand those relationships is subject to a number of risks, including, the risk that:

     o we fail to maintain the quality of services we provide to our clients;
     o we fail to maintain the level of attention expected by our clients; and
     o we fail to successfully leverage our existing client relationships to sell additional services.

     Our ability to attract new clients is subject to a number of risks, including:

     o the market acceptance of our service offerings;
     o the quality and effectiveness of our salesforce; and
     o the competitive factors within the accounts receivable management and collection industry.

     If our efforts to retain and expand our client relationships and to attract new clients do not prove effective, it could have a materially adverse effect on our business, results of operations and financial condition.

     If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive.

     Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to identify and contact large numbers of debtors and to record the results of collection efforts. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We have made a significant investment in technology to remain competitive and we anticipate that it will be necessary to continue to do so in the future. Computer and telecommunications technologies are changing rapidly and are characterized by short product life cycles, so that we must anticipate technological developments. If we are not successful in anticipating, managing or adopting technological changes on a timely basis or if we do not have the capital resources available to invest in new technologies, our business would be materially adversely affected.

     We are highly dependent on our telecommunications and computer systems.

     As noted above, our business is highly dependent on our telecommunications and computer systems. These systems could be interrupted by natural disasters, power losses, or similar events. Our business also is materially dependent on services provided by various local and long distance telephone companies. If our equipment or systems cease to work or become unavailable, or if there is any significant interruption in telephone services, we may be prevented from providing services. Because we generally recognize income only as accounts are collected, any failure or interruption of services would mean that we would continue to incur payroll and other expenses without any corresponding income.

     We currently utilize three computer hardware systems and are in the process of evaluating a transition to one system. If we decide to transition to one platform and do not succeed in that migration, our business may be materially adversely affected.

     We compete with a large number of providers in the accounts receivable management and collection industry. This competition could have a materially adverse effect on our future financial results.

     We compete with a large number of companies in providing accounts receivable management and collection services. We compete with other sizable corporations in the United States and abroad such as Outsourcing Solutions, Inc., IntelliRisk Management Corporation, and GC Services, Inc., as well as many regional and local firms. We may lose business to competitors that offer more diversified services and/or operate in broader geographic areas than us. We may also lose business to regional or local firms who are able to use their proximity to or contacts at local clients as a marketing advantage. In addition, the accounts receivable management and collection services offered by us are performed in-house by many companies. Many larger clients retain multiple accounts receivable management and collection providers, which exposes us to continuous competition in order to remain a preferred provider. Because of this competition, in the future we may have to reduce our collection fees to remain competitive and this competition could have a materially adverse effect on our future financial results.

     Many of our clients are concentrated in the financial services, healthcare, and retail and commercial sectors. If any of these sectors performs poorly or if there are any adverse trends in these sectors, it could materially adversely affect us.

     For the year ended December 31, 2000, we derived approximately 29.8% of our revenue from clients in the financial services sector, approximately 28.8% of our revenue from clients in the healthcare sector and approximately 22.1% of our revenue from clients in the retail and commercial sectors. If any of these sectors performs poorly, clients in these sectors may have fewer or smaller accounts to refer to us or they may elect to perform accounts receivable management and collection services in-house. If there are any trends in any of these sectors to reduce or eliminate the use of third-party accounts receivable management and collection services, the volume of referrals to us could decrease.

     Most of our contracts do not require clients to place accounts with us, they may be terminated on 30 or 60 days notice and they are on a contingent fee basis. We cannot guarantee that existing clients will continue to use our services at historical levels, if at all.

     Under the terms of most of our contracts, clients are not required to give accounts to us for collection and usually have the right to terminate our services on 30 or 60 days notice. Accordingly, we cannot guarantee that existing clients will continue to use our services at historical levels, if at all. In addition, most of these contracts provide that we are entitled to be paid only when we collect accounts. Under applicable accounting principles, therefore, we can recognize revenues only as accounts are recovered.

     We are subject to risks as a result of our investment in NCO Portfolio.

     We are subject to risks as a result of our investment in NCO Portfolio, including:

     o The operations of NCO Portfolio could divert management's attention from our daily operations, particularly that of Michael J. Barrist, our

       Chairman, President and Chief Executive Officer, who is also serving in the same capacities for NCO Portfolio, and otherwise require the use of other of our management, operational and financial resources.
     o Our investment in NCO Portfolio currently is limited to our $25.0 million equity investment and the $50.0 million subfacility. If NCO Portfolio defaults on that credit, which would be a default under our credit agreement with our lenders, or if the value of our investment is impaired, it would have a material adverse effect on us.

     NCO Portfolio will have additional business risks that may have an adverse effect on our combined financial results.

     NCO Portfolio is subject to additional business related risks common to the purchase and management of delinquent receivables business. The results of NCO Portfolio will be consolidated into our results. To the extent that those risks have an adverse effect on NCO Portfolio, they will have an adverse effect on our combined financial results. Some of those risks are:

     o Receivables may not be collectible --NCO Portfolio purchases, collects and manages delinquent receivables generated primarily by consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. The receivables are purchased from credit grantors, including banks, finance companies, retail merchants and other service providers. Substantially all of the receivables consist of account balances that the credit grantor has made numerous attempts to collect, has subsequently deemed uncollectible and charged off from its books. The receivables are purchased at a significant discount to the amount the customer owes and, although the belief is that the recoveries on the receivables will be in excess of the amount paid for the receivables, actual recoveries on the receivables may vary and may be less than the amount expected. The timing or amounts to be collected on those receivables cannot be assured. If cash flow from operations is less than anticipated as a result of NCO Portfolio's inability to collect its receivables, NCO Portfolio will not be able to purchase new receivables after it has exhausted the availability under the subfacility and its future growth and profitability will be materially adversely affected. We cannot guarantee that NCO Portfolio's operating performance will be sufficient to service debt on the subfacility or finance the purchase of new receivables.
     o Use of estimates in accounting --NCO Portfolio's revenue is recognized based on estimates of future collections on the pools of receivables managed. Although estimates are based on statistical analysis, the actual amount collected on these pools and the timing of those collections may not correlate to NCO Portfolio's estimates upon which its revenue recognition is based. If collections on these pools are less than estimated, NCO Portfolio may be required to take a charge to earnings in an amount that could materially adversely affect earnings and creditworthiness.
     o Possible shortage of receivables for purchase at favorable prices --The availability of portfolios of delinquent receivables for purchase at favorable prices depends on a number of factors outside of NCO Portfolio's control, including the continuation of the current growth trend in consumer debt and competitive factors affecting potential purchasers and sellers of portfolios of receivables. Any slowing of the consumer debt growth trend could result in less credit being extended by credit grantors. Consequently, fewer delinquent receivables could be available at prices that NCO Portfolio finds attractive. If competitors raise the prices they are willing to pay for portfolios of receivables above those NCO Portfolio wishes to pay, NCO Portfolio may be unable to buy delinquent receivables at prices consistent with its historic return targets. In addition, NCO Portfolio may overpay for portfolios of delinquent receivables, which may have a materially adverse effect on our combined financial results.
     o Government regulation of NCO Portfolio operations --Federal and state consumer protection and related laws and regulations govern the relationship of a customer and a creditor. Significant laws include the

       Fair Debt Collection Practices Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Electronic Funds Transfer Act, and various federal regulations which relate to these acts, as well as comparable statutes in the states where account debtors reside or where credit grantors are located. Some of these laws may apply to NCO Portfolio's activities. If credit grantors who sell receivables to NCO Portfolio fail to comply with these laws, NCO Portfolio's ability to collect on those receivables could be limited regardless of any act or omission on its part. NCO Portfolio's failure to comply with these laws may also limit its ability to collect on the receivables.

     The SEC is reviewing the historical financial statements of Creditrust.

     Prior to the merger with NCO Portfolio, the staff of the Division of Corporation Finance of the SEC made certain comments to Creditrust regarding its historical financial statements. The staff raised questions as to the manner in which Creditrust estimated and accounted for the collectibility of its purchased receivables, as well as to its use of the accrual basis of accounting. Creditrust discussed these matters with its independent accountants, and believed that these matters were accounted for properly and that its financial statements were fairly stated. We cannot guarantee you that the SEC will not continue to comment on the historical financial statements of Creditrust or require NCO Portfolio to restate Creditrust's historical financial statements.

     Our success depends on our senior management team and if we are not able to retain them, it could have a materially adverse effect on us.

     We are highly dependent upon the continued services and experience of our senior management team, including Michael J. Barrist, our Chairman, President and Chief Executive Officer. NCO depends on the services of Mr. Barrist and the other members of our senior management team to, among other things, continue our growth strategies and maintain and develop our client relationships.

     We may seek to make strategic acquisitions of companies. Acquisitions involve additional risks that may adversely affect us.

     We may be unable to make acquisitions because suitable companies in the accounts receivable management and collection business are not available at favorable prices due to increased competition for these companies.

     We may have to borrow money or incur liabilities, or sell stock, to pay for future acquisitions and we may not be able to do so at all or on terms favorable to us. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources. If we issue stock for all or a portion of the purchase price for future acquisitions, our shareholders may be diluted. If the price of our common stock decreases or potential sellers are not willing to accept our common stock as payment for the sale of their businesses, we may be required to use more of our cash resources, if available, in order to continue our acquisition program.

     Completing acquisitions involves a number of risks, including diverting management's attention from our daily operations and other additional management, operational and financial resources. We might not be able to successfully integrate future acquisitions into our business or operate the acquired businesses profitably, and we may be subject to unanticipated problems and liabilities of acquired companies.

     We are dependent on our employees and a higher turnover rate would materially adversely affect us.

     We are dependent on our ability to attract, hire and retain qualified employees. The accounts receivable management and collection industry experiences a high employee turnover rate. Many of our employees receive modest hourly wages and some of these employees are employed on a part-time basis. A higher turnover rate among our employees would increase our recruiting and training costs and could materially adversely impact the quality of services we provide to our clients. If we were unable to recruit and retain a sufficient number of employees, we would be forced to limit our growth or possibly curtail our operations. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. We cannot assure you that we will be able to continue to hire, train and retain a sufficient number of qualified employees. Any increase in hourly wages, costs of employee benefits or employment taxes also could materially adversely affect us.

     If we fail to comply with government regulation of the collections industry, it could result in the suspension or termination of our ability to conduct business.

     The collections industry is regulated under various United States federal and state, Canadian and United Kingdom laws and regulations. Many states, as well as Canada and the United Kingdom, require that we be licensed as a debt collection company. The Federal Trade Commission has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. If we fail to comply with applicable laws and regulations, it could result in the suspension or termination of our ability to conduct collections, which would have a materially adverse effect on us. In addition, new federal, state or foreign laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future or significantly increase the cost of regulatory compliance. If we expand our international operations, we may become subject to additional government controls and regulations in other countries, which may be stricter or more burdensome than those in the United States.

     Several of the industries served by us are also subject to varying degrees of government regulation. Although our clients are generally responsible for complying with these regulations, we could be subject to a variety of enforcement or private actions for our failure, or the failure of our clients, to comply with these regulations.

     We may experience variations from quarter to quarter in operating results and net income that could adversely affect the price of our common stock.

     Factors that could cause quarterly fluctuations include, among other things, the following:

     o the timing of our clients' accounts receivable management and collection programs and the commencement of new contracts;
     o customer contracts which require us to incur costs in periods prior to recognizing revenue under those contracts;
     o the effect of a change of business mix on profit margins;
     o the timing of additional selling, general and administrative expenses to support new business;
     o the costs and timing of completion and integration of acquisitions; and
     o that our business tends to be slower in the third and fourth quarters of the year due to the summer and holiday seasons.

     If we do not achieve the results projected in our public forecasts, it could have a materially adverse effect on the market price of our common stock.

     We have publicly announced our 2001 investor guidance concerning our expected results of operations for 2001. Our 2001 investor guidance contains forward-looking statements and may be affected by various factors discussed in "Risk Factors" and elsewhere in this offering memorandum which may cause actual results to differ materially from the results discussed in the 2001 investor guidance. Our 2001 investor guidance reflects numerous assumptions, including our anticipated future performance, general business and economic conditions and other matters, some of which are beyond our control. In addition, unanticipated events and circumstances may affect our actual financial results. Our 2001 investor guidance is not a guarantee of future performance and the actual results throughout the periods covered by the 2001 investor guidance may vary from the projected results. If we do not achieve the results projected in our 2001 investor guidance, it could have a materially adverse effect on the market price of our common stock.

     Goodwill represented 67.9% of our total assets at December 31, 2000. If our management as incorrectly overstated the permissible length of the amortization period for goodwill, earnings reported in periods immediately following our acquisitions would be overstated. In later years, we would be burdened by a continuing charge against earnings.

     Our balance sheet includes amounts designated as intangibles, which predominantly consist of "goodwill." Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. GAAP requires that this and all other intangible assets be amortized over the period benefited. Our management has determined that period to range from 15 to 40 years based on the attributes of each acquisition.

     As of December 31, 2000, our balance sheet included goodwill that represented 67.9% of total assets and 137.7% of shareholders' equity. If our management has incorrectly overstated the permissible length of the amortization period for goodwill, earnings reported in periods immediately following our acquisitions would be overstated. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by our management in arriving at the consideration paid for the business. Earnings in later years also could be significantly affected if our management determined then that the remaining balance of goodwill was impaired.

     Our stock price has been and is likely to continue to be volatile, which may make it difficult for shareholders to resell common stock when they want at prices they find attractive.

     The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

     o announcements of fluctuations in our, or our competitors', operating results;
     o the timing and announcement of acquisitions by us or our competitors;
     o changes in our publicly available guidance of future results of operations;
     o government regulatory action;
     o changes in estimates or recommendations by securities analysts;
     o adverse or unfavorable publicity about us or our services;
     o the commencement of material litigation, or an unfavorable verdict, against us;
     o additions or departures of key personnel; and
     o sales of common stock.

     In addition, the stock market in recent years has experienced significant price and volume fluctuations and a significant cumulative decline in recent months. Such volatility and decline have affected many companies irrespective of, or disproportionately to, the operating performance of these companies. These broad fluctuations may materially adversely affect the market price of our common stock.

     Most of our outstanding shares are available for resale in the public market without restriction. The sale of a large number of these shares could adversely affect our stock price and could impair our ability to raise capital through the sale of equity securities or make acquisitions for stock.

     Sales of our common stock could adversely affect the market price of our common stock and could impair our future ability to raise capital through the sale of equity securities or make acquisitions for stock. As of March 16, 2001, there were 25,749,018 shares of our common stock outstanding. Most of those shares are available for resale in the public market without restriction, except for shares held by our affiliates. Generally, our affiliates may either sell their shares under a registration statement or in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

     In addition, as of March 16, 2001, we had the authority to issue up to approximately 3,794,946 shares of our common stock under our stock option plans. We also had outstanding warrants to purchase approximately 397,000 shares of our common stock.

     "Anti-takeover" provisions may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to shareholders.

     We are a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and our charter and bylaws could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold. For example, our charter provides that our board of directors may issue preferred stock without shareholder approval. In addition, our bylaws provide for a classified board, with each board member serving a staggered three-year term. Directors may be removed only for cause and only with the approval of the holders of at least 65% of our common stock.

     Item 2. Properties.

     We currently lease 79 offices throughout North America, two offices in the United Kingdom and one office in Puerto Rico. The leases of these facilities expire between 2001 and 2015, and most contain renewal options.

     We believe that our facilities are adequate for our current operations, but additional facilities may be required to support growth. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

Item 3. Legal Proceedings.

     We are involved in legal proceedings from time to time in the ordinary course of our business. Our management believes that none of these legal proceedings will have a materially adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 4.1  Executive Officers of the Registrant who are not Directors.

                      Name                        Age                           Position
---------------------------------------           ---        ---------------------------------------------
Robert Di Sante........................           49         Executive Vice President, International
                                                             Operations

Stephen W. Elliott.....................           39         Executive Vice President, Information
                                                             Technology and Chief Information Officer

Joshua Gindin, Esq.....................           44         Executive Vice President and General Counsel

Steven Leckerman.......................           48         Executive Vice President, U.S. Operations

Louis A. Molettiere....................           57         Executive Vice President and Chief Operating
                                                             Officer

Paul E. Weitzel, Jr....................           42         Executive Vice President, Corporate
                                                             Development and International Services

Steven L. Winokur......................           41         Executive Vice President, Finance; Chief
                                                             Financial Officer; and Treasurer

Albert Zezulinski......................           53         Executive Vice President, Healthcare Services

     Robert Di Sante. Mr. Di Sante joined us through the acquisition of FCA International Ltd. in May 1998 and became an Executive Vice President in February 1999. Prior to joining us, Mr. Di Sante was Executive Vice President, Finance and Corporate Services of FCA International Ltd. Mr. Di Sante is a chartered accountant.

     Stephen W. Elliot. Mr. Elliot joined us in 1996 as Senior Vice President, Technology and Chief Information Officer after having provided consulting services to us for the year prior to his arrival. Mr. Elliott became an Executive Vice President in February 1999. Prior to joining us, Mr. Elliott was employed by Electronic Data Systems, a computer services company, for almost 10 years, most recently as Senior Account Manager.

     Joshua Gindin, Esq. Mr. Gindin joined us in May 1998. Prior to joining us, Mr. Gindin was a partner in the law firm of Kessler & Gindin which served as our legal counsel since 1986.

     Steven Leckerman. Mr. Leckerman joined us in 1995 as Senior Vice President, Collection Operations, and became Executive Vice President, U.S. Operations in January 2001. From 1982 to 1995, Mr. Leckerman was employed by Allied Bond Corporation, a division of Union Corporation, where he served as manager of dialer and special projects.

     Louis A. Molettiere. Mr. Molettiere joined us through the acquisition of the Co-Source Corporation in May 1999 and became Executive Vice President and Chief Operating Officer in February 2000. Prior to joining us, Mr. Molettiere was Vice President of Marketing of Milliken & Michaels, a subsidiary of Co-Source Corporation, since 1993. Prior to joining Milliken & Michaels, Mr. Molettiere was with AT&T for 22 years, most recently as General Marketing Manager - National and Major Markets.

     Paul E. Weitzel, Jr. Mr. Weitzel joined us through the acquisition of MedSource, Inc. in July 1998. Prior to joining us, Mr. Weitzel was Chairman and Chief Executive Officer of MedSource, Inc. since 1997. Prior to joining MedSource, Inc., Mr. Weitzel was with MedQuist, Inc., a medical transcription company, for four years, most recently as President and Chief Executive Officer. Mr. Weitzel is a certified public accountant.

     Steven L. Winokur. Mr. Winokur joined us in December 1995. Prior to that, Mr. Winokur acted as a part-time consultant to us since 1986. From February 1992 to December 1995, Mr. Winokur was the principal of Winokur & Associates, a certified public accounting firm. From March 1981 to February 1992, Mr. Winokur was with Gross & Company, a certified public accounting firm, where he most recently served as Administrative Partner. Mr. Winokur is a certified public accountant.

     Albert Zezulinski. Mr. Zezulinski joined us in January 2001. Prior to joining us, Mr. Zezulinski was Director of Healthcare Financial Services for BDO Seidman, LLP, an international accounting and consulting firm. Mr. Zezulinski has more than 30 years of experience in the healthcare field.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and
         Related Shareholder Matters.

     The Company's common stock is listed on the Nasdaq National Market under the symbol "NCOG." The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices for the common stock, as reported by Nasdaq.

                                                High         Low
                                                ----         ---

     1999
           First Quarter                      $ 43.75       $28.81
           Second Quarter                       38.00        25.75
           Third Quarter                        49.88        36.38
           Fourth Quarter                       52.75        25.88

     2000
           First Quarter                       $31.94       $18.13
           Second Quarter                       34.38        21.06
           Third Quarter                        27.00        11.88
           Fourth Quarter                       30.94        12.69

     On March 14, 2001, the last reported sale price of our common stock as reported on The Nasdaq National Market was $31.938 per share. On March 14, 2001, there were approximately 85 holders of record of our common stock.

Dividend Policy

     We do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our credit agreement prohibits us from paying cash dividends without the lender's prior consent. We currently intend to retain future earnings to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that our board of directors deems relevant.

Sales of Unregistered Securities during 2000

     Set forth below is information concerning certain issuances of common stock during 2000 which were not registered under the Securities Act and which have not been previously reported.

     During 2000, we granted options to certain executive officers and key employees under the 1996 Stock Option Plan on the dates and at the exercise prices set forth below. Generally, options will become exercisable in equal one-third installments beginning on the first anniversary of the date of grant. All of the options were issued in connection with such employee's employment with us and no cash or other consideration was received by us in exchange for the grant of such options. The grants of the options were not registered under the Securities Act because there was no "sale" of the options; however, the stock issued upon the exercise of the options has been registered on Form S-8.

     Date Issued                          Options Granted         Exercise Price
     -----------                          ---------------         --------------
     January through March 2000                 2,000                 $25.98
     April through June 2000                    2,000                 $23.06
     July through September 2000               69,000                 $17.74
     October through December 2000            970,000                 $25.21

     In May 2000, we issued options in accordance with the 1996 Non-Employee Director Stock Option Plan to purchase 3,000 shares of common stock to each of Eric S. Siegel, Alan F. Wise, and Stuart Wolf. These options were granted at an exercise price of $31.188 per share, which was the fair market value of the underlying shares on the grant date. In September 2000, we issued options in accordance with the 1996 Non-Employee Director Stock Option Plan to purchase 15,000 shares of common stock to each of William C. Dunkleberg and Leo J. Pound. These options were granted at an exercise price of $16.125 per share, which was the fair market value of the underlying shares on the grant date. The grants of the options were not registered under the Securities Act because there was no "sale" of the options; however, the stock issued upon the exercise of the options has been registered on Form S-8.

Item 6. Selected Financial Data.

                           SELECTED FINANCIAL DATA (1)
                  (Amounts in thousands, except per share data)

                                                                           For the years ended December 31,
                                                        ----------------------------------------------------------------------
                                                        1996(3)          1997            1998            1999            2000
                                                        -------         -------        --------        --------       --------
Statement of Income Data (2):
Revenue                                                 $30,760         $99,720        $209,947        $460,311       $605,884
Operating costs and expenses:
     Payroll and related expenses                        14,651          51,493         106,787         237,709        293,292
     Selling, general and administrative
        expenses                                         10,032          34,379          61,607         128,177        179,924
     Depreciation and amortization
        expense                                           1,254           4,052           8,615          21,805         32,360
     Nonrecurring acquisition costs                           -               -               -           4,601              -
                                                        -------         -------        --------        --------       --------
Income from operations                                    4,823           9,796          32,938          68,019        100,308
Other income (expense)                                     (576)           (419)         (1,794)        (16,899)       (22,126)
                                                        -------         -------        --------        --------       --------
Income before provision for income taxes                  4,247           9,377          31,144          51,120         78,182
Income tax expense                                        1,706           4,638          12,881          22,821         32,042
                                                        -------         -------        --------        --------       --------
Income from continuing operations                         2,541           4,739          18,263          28,299         46,140
Accretion of preferred stock to redemption value              -          (1,617)         (1,604)           (377)             -
                                                        -------         -------        --------        --------       --------
Income from continuing operations applicable
  to common shareholders                                  2,541           3,122          16,659          27,922         46,140
Discontinued operations, net of taxes:
     Income (loss) from discontinued operations               -            (148)             82           1,067           (975)
     Loss on disposal of discontinued operations              -               -               -               -        (23,179)
                                                        -------         -------        --------        --------       --------
Net income applicable to common shareholders            $ 2,541         $ 2,974        $ 16,741        $ 28,989       $ 21,986
                                                        =======         =======        ========        ========       ========
Income from continuing operations applicable to
  common shareholders per share:
     Basic                                              $  0.34          $ 0.23          $ 0.91          $ 1.22         $ 1.80
                                                        =======         =======        ========        ========       ========
     Diluted                                            $  0.34          $ 0.21          $ 0.84          $ 1.17         $ 1.79
                                                        =======         =======        ========        ========       ========
Net income applicable to common
  shareholders per share:
     Basic                                              $  0.34          $ 0.22          $ 0.91          $ 1.27         $ 0.86
                                                        =======         =======        ========        ========       ========
     Diluted                                            $  0.34          $ 0.20          $ 0.85          $ 1.22         $ 0.85
                                                        =======         =======        ========        ========       ========
Weighted average shares outstanding:
     Basic                                                7,630          13,736          18,324          22,873         25,587
                                                        =======         =======        ========        ========       ========
     Diluted                                              7,658          14,808          19,758          23,799         25,842
                                                        =======         =======        ========        ========       ========
Other Consolidated Financial Data (2):
EBITDA (4)                                              $ 6,077        $ 13,848        $ 41,553        $ 89,824      $ 132,668

                                                                                      December 31,
                                                        ----------------------------------------------------------------------
                                                          1996           1997            1998            1999           2000
                                                        -------        --------        --------        --------       --------
Balance Sheet Data (2):
Cash and cash equivalents                               $12,059        $ 30,194        $ 22,528        $ 50,513       $ 13,490
Working capital                                          13,629          37,825          31,517          65,937         79,732
Net assets of discontinued operations                         -           9,484          27,740          41,492              -
Total assets                                             35,826         129,301         410,992         791,692        784,006
Long-term debt, net of
     current portion                                      1,478          14,940         143,831         323,949        303,920
Redeemable preferred stock                                    -           6,522          11,882               -              -
Shareholders' equity                                     30,648          94,336         199,465         364,888        386,426

     (1) This data should be read in conjunction with the consolidated financial statements, including the accompanying notes, included elsewhere in this report on Form 10-K.

     (2) Gives effect to the restatement of our historical financial statements for: (i) the acquisition of JDR Holdings, Inc. using the pooling-of-interests method of accounting; and (ii) the treatment of the Market Strategy division as discontinued operations.

     (3) We were taxed as an S corporation prior to September 3, 1996. Accordingly, income tax expense and net income have been provided on a pro forma basis as if we had been subject to income taxes.

     (4) Earnings before interest, taxes, depreciation, and amortization, referred to as EBITDA, is used by management to measure results of operations and is not intended to report results of operations in conformity with generally accepted accounting principles.

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

     Overview

     We believe we are the largest outsourced accounts receivable management and collection company in the world, serving a wide range of clients in North America and abroad. We generate approximately 60% of our revenue on a contingency fee basis. Our contingent fees typically range from 15% to 35% of the amount recovered on behalf of our clients. However, fees can range from 6% for the management of accounts placed early in the accounts receivable cycle to 50% for accounts that have been serviced extensively by the client or by third-party providers. Our average fee is approximately 25% across all industries, with the exception of the healthcare industry where it is lower due to a higher percentage of early intervention accounts receivable management business. In addition, we generate revenue from fixed fee services for certain accounts receivable management and collection services. Revenue is earned and recognized upon collection of accounts receivable for contingency fee services and as work is performed for fixed fee services. We enter into contracts with most of our clients which define, among other things, fee arrangements, scope of services and termination provisions. Clients typically have the right to terminate their contracts on 30 or 60 days notice.

     Our operating costs consist principally of payroll and related costs, selling, general and administrative costs, and depreciation and amortization. Payroll and related expenses consist of wages and salaries, commissions, bonuses and benefits for all of our employees, including management and administrative personnel. Selling, general and administrative expenses include telephone, postage and mailing costs and other collection costs as well as expenses which directly support operations including facilities costs, equipment maintenance, sales and marketing, data processing, professional fees and other management costs.

     We have grown rapidly, through both internal growth and acquisitions. To date, all of our acquisitions, except the acquisition in 1999 of JDR Holdings, Inc., referred to as JDR, have been accounted for under the purchase method of accounting with the results of the acquired companies included in our operating results beginning on the date of acquisition. JDR was accounted for under the pooling-of-interests method of accounting.

     On April 14, 2000, our board of directors approved a plan to divest our Market Strategy division. The Market Strategy division provided market research and telemarketing services and was divested as part of our strategic plan to increase long-term shareholder value and focus on our core accounts receivable management and collection services business. The Market Strategy division's operations for all periods presented prior to April 14, 2000 have been presented separately as income or loss from discontinued operations in our consolidated statements of income. We completed the divestiture in October 2000 and recorded a loss of $23.2 million. This loss reflects the difference between the net assets and the proceeds from the divestiture as well as the operating losses from April 14, 2000 through the completion of the divestiture.

     During 2000, the continued integration of our infrastructure facilitated the reduction of our operating divisions from three to two. Effective October 1, 2000, the new operating divisions included U.S. Operations (formerly Accounts Receivable Management Services and Technology-Based Outsourcing) and International Operations. Each of these divisions maintains industry specific functional groups. Management's discussion of operating results has been adjusted for this change.

     In February 2001, we completed the merger of our subsidiary, NCO Portfolio Management, Inc., referred to as NCO Portfolio, with Creditrust Corporation, referred to as Creditrust. As a result of this merger, our results of operations will be more significantly impacted by purchases of and collections on delinquent receivables. NCO Portfolio recognizes revenue based on estimates of future portfolio collections and the timing of these collections. On a periodic basis, NCO Portfolio reviews and adjusts the amount and timing of expected future collections, based on the performance of the portfolio to date. We own approximately 63.0% of NCO Portfolio after the merger. The results of NCO Portfolio will be consolidated into our results, with a charge for minority interest and elimination of significant intercompany transactions.

     Results of Operations

     The following table sets forth selected historical income statement data (amounts in thousands):

                                                           For the years ended December 31,
                                     ------------------------------------------------------------------------
                                           1998 (1)                   1999 (1)                  2000 (1)
                                     -------------------        -------------------       -------------------
                                      Amount       Ratio        Amount       Ratio       Amount        Ratio
                                     --------      -----        ------       -----       ------        -----
Revenue                              $209,947      100.%       $460,311      100.%       $605,884       100.%

Payroll and related expenses          106,787       50.9        237,709       51.6        293,292        48.4
Selling, general, and administrative
  expenses                             61,607       29.3        128,177       27.9        179,924        29.7
Nonrecurring acquisition costs              -        0.0          4,601        1.0              -         0.0
                                     --------   --------       --------      -----       --------       -----

EBITDA (2)                             41,553       19.8         89,824       19.5        132,668        21.9

Depreciation and amortization           8,615        4.1         21,805        4.7         32,360         5.3
Other expense                           1,794        0.9         16,899        3.7         22,126         3.7
Income tax expense                     12,881        6.1         22,821        5.0         32,042         5.3
                                     --------   --------       --------      -----       --------        ----
Income from continuing operations    $ 18,263        8.7%      $ 28,299        6.1%      $ 46,140         7.6%
                                     ========   ========       ========      =====       ========        ====

     (1) Gives effect to the restatement of our historical financial statements for: (i) the acquisition of JDR Holdings, Inc. in 1999 using the pooling-of-interests method of accounting; and (ii) the treatment of the Market Strategy division as discontinued operations. We divested our Market Strategy division in October 2000.

     (2) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is used by management to measure results of operations and is not intended to report results of operations in conformity with generally accepted accounting principles.

Year ended December 31, 2000 Compared to Year ended December 31, 1999

     Revenue. Revenue increased $145.6 million, or 31.6%, to $605.9 million in 2000, from $460.3 million in 1999. Our U.S. Operations and International Operations divisions represented $574.2 million and $31.7 million, respectively, of the revenue for 2000.

     Our U.S. Operations division's revenue increased $144.9 million, or 33.8%, to $574.2 million for 2000, from $429.3 million for the comparable period in 1999. A full year of revenue from the acquisitions of Compass International Services Corporation, referred to as Compass, on August 20, 1999 and Co-Source Corporation, referred to as Co-Source, on May 21, 1999 represented $42.5 million and $33.5 million of this increase, respectively. The remainder of the increase in our U.S. Operations division's revenue was attributable to the addition of new clients and the growth in business from existing clients.

     Our International Operations division's revenue increased $665,000, or 2.1%, to $31.7 million for the year ended December 31, 2000, from $31.0 million for the comparable period in 1999. This increase in our International Operations division's revenue was primarily attributable to the addition of new clients and growth in business from existing clients. However, the growth was limited due to the effects of a weak Canadian economy.

     Payroll and related expenses. Payroll and related expenses increased $55.6 million to $293.3 million in 2000, from $237.7 million in 1999, but decreased as a percentage of revenue to 48.4% from 51.6%.

     The payroll and related expenses of our U.S Operations division increased $55.9 million to $276.0 million in 2000, from $220.1 million in 1999, but decreased as a percentage of revenue to 48.1% from 51.3%. This decrease as a percentage of revenue was partially attributable to the continuing process of rationalizing staff levels in both our U.S. Operations division's acquired and existing businesses, as well as an increase in productivity that was achieved through the expansion of our use of predictive dialing equipment. The remaining portion of the percentage decrease was the result of spreading the fixed portion of our payroll cost structure over a larger revenue base.

     The payroll and related expenses of our International Operations division decreased $352,000 to $17.2 million in 2000, from $17.6 million in 1999, and decreased as a percentage of revenue to 54.4% from 56.7%. This decrease as a percentage of revenue was partially attributable to the reduction of redundant information technology staff upon the completion of an internal systems migration. In addition, a portion of the decrease was attributable to the continuing process of rationalizing staff levels, as well as an increase in productivity that was achieved through the expansion of our use of predictive dialing equipment.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $51.7 million to $179.9 million in 2000 from $128.2 million in 1999. Selling, general and administrative expenses increased as a percentage of revenue to 29.7% in 2000 from 27.9% in 1999. The increase as a percentage of revenue was primarily attributable to increased information technology costs associated with the expansion of our use of predictive dialing equipment. However, increased productivity more than offset the increase in selling, general, and administrative expenses through a reduction in payroll and related expenses. The remaining increase was primarily attributable to start-up costs incurred as a result of new client relationships, further integration of information technology infrastructure and increased collection costs attributed to certain adverse changes in the payment patterns of consumers which made collections more difficult in the second half of 2000.

     Depreciation and amortization. Depreciation and amortization increased to $32.4 million in 2000 from $21.8 million in 1999. Of this increase, $3.0 million was attributable to a full year of depreciation related to the Compass acquisition and $1.6 million was attributable to a full year of depreciation related to the Co-Source acquisition. The remaining $6.0 million increase consisted of depreciation resulting from normal capital expenditures made in the ordinary course of business during 2000. These capital expenditures included purchases associated with our planned migration towards a single, integrated information technology platform, and predictive dialers and other equipment required to expand our infrastructure to handle future growth.

     Non-recurring acquisition costs. In the first quarter of 1999, we incurred $4.6 million of nonrecurring acquisition costs in connection with the acquisition of JDR. These costs consisted primarily of investment banking fees, legal and accounting fees, and printing costs.

     Other income (expense). Interest and investment income increased $1.1 million to $2.5 million for 2000 over the comparable period in 1999. This increase was primarily attributable to an increase in funds held on behalf of clients and the implementation of our new cash investment strategy. Interest expense increased to $25.9 million for the year ended December 31, 2000, from $18.3 million for the comparable period in 1999. The increase was primarily attributable to our financing the May 1999 Co-Source acquisition with borrowings of $122.7 million under the revolving credit facility. Additionally, a portion of the increase was attributable to borrowings under the revolving credit facility of $29.5 million that were used to repay debt that was assumed as a result of the August 1999 acquisition of Compass. The remainder of the increase was attributable to an increase in interest rates that was partially offset by repayments of debt made during 2000. In addition, we received insurance proceeds of approximately $1.3 million for flood and telephone outages experienced in the fourth quarter of 1999.

     Income tax expense. Income tax expense for 2000 increased to $32.0 million, or 41.0%, of income before taxes, from $22.8 million, or 44.6% of income before taxes, for 1999. The decrease in the effective tax rate was primarily attributable to the nondeductible portion of the $4.6 million of nonrecurring acquisition costs incurred during the first quarter of 1999 in connection with the JDR acquisition. A portion of the decrease was attributable to higher revenues diluting the impact of the nondeductible goodwill related to certain acquisitions. In addition, as the result of tax savings initiatives implemented during 2000, we were able to utilize, on a one-time basis, previously generated tax benefits of $850,000.

     Accretion of preferred stock to redemption value. The accretion of preferred stock to redemption value relates to JDR's preferred stock that was outstanding prior to its conversion into our common stock on March 31, 1999. This non-cash accretion represents the periodic amortization of the difference between the original carrying amount and the mandatory redemption amount.

     Discontinued operations. The Market Strategy division had a net loss from operations of $975,000 for the period from January 1, 2000 to April 14, 2000, as compared to net income of $1.1 million for the year ended December 31, 1999. For the year ended December 31, 2000, we recorded a $23.2 million net loss on the disposal of the Market Strategy division. The loss on disposal included the operations for the period from April 14, 2000 to completion of the divestiture. We completed the divestiture of the Market Strategy division on October 26, 2000.

Year ended December 31, 1999 Compared to Year ended December 31, 1998

     Revenue. Revenue increased $250.4 million, or 119.3%, to $460.3 million in 1999 from $209.9 million in 1998. Our U.S. Operations and International Operations divisions represented $429.3 million and $31.0 million, respectively, of the revenue for 1999.

     Our U.S. Operations division's revenue increased $237.9 million, or 124.3%, to $429.3 million for 1999, from $191.4 million for 1998. Incremental revenue from the Compass and Co-Source acquisitions, which were completed in August and May 1999, respectively, represented $28.0 million and $44.2 million of this increase. Additionally, a full year of revenue from the acquisitions of Medaphis Services Corporation, referred to as MSC, on November 30, 1998, MedSource, Inc., referred to as MedSource, on July 1, 1998, and FCA International Ltd., referred to as FCA, on May 5, 1998, represented $101.4 million, $12.3 million, and $7.9 million of the increase, respectively. The remainder of the increase in the U.S. Operations division's revenue was attributable to the addition of new clients and the growth in business from existing clients.

     The International Operations division's revenue increased $12.4 million, or 67.3%, to $31.0 million for the year ended December 31, 1999, from $18.6 million for the comparable period in 1998. The International Operations division was created in May 1998 as a result of the acquisition of FCA. The increase in 1999 was attributable to a full year of revenue from the Canadian and United Kingdom operations of FCA.

     Payroll and related expenses. Payroll and related expenses increased $130.9 million to $237.7 million in 1999 from $106.8 million in 1998, and increased as a percentage of revenue to 51.6% from 50.9%.

     The payroll and related expenses of the U.S. Operations division increased $124.2 million to $220.1 million in 1999 from $95.9 million in 1998, and increased as a percentage of revenue to 51.3% from 50.1%. This increase was due primarily to several recent acquisitions having a higher cost structure than the remainder of our business. In addition, a portion of this increase was attributable to an increase in the size of our commercial operations, which have a higher payroll cost structure than the consumer collection business. However, the higher payroll structure of the commercial operations was offset by its lower selling, general and administrative cost structure.

     The payroll and related expenses of the International Operations division increased $6.7 million to $17.6 million in 1999, from $10.9 million in 1998, but decreased as a percentage of revenue to 56.7% from 58.8%. Payroll and related expenses decreased as a percentage of revenue due to the successful integration of FCA and spreading these costs over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $66.6 million to $128.2 million in 1999 from $61.6 million in 1998. Selling, general and administrative expenses decreased as a percentage of revenue to 27.9% from 29.3%. This percentage decrease resulted from the realization of operating efficiencies and by spreading selling, general and administrative expenses over a larger revenue base. In addition, a portion of this percentage decrease was attributable to an increase in the size of the commercial operations, which have lower selling, general and administrative cost structures than the consumer collection business.

     Depreciation and amortization. Depreciation and amortization increased to $21.8 million in 1999 from $8.6 million in 1998. Of this increase, $1.7 million was attributable to incremental depreciation from the Compass acquisition and $2.2 million incremental depreciation from the Co-Source acquisition. In addition, $4.0 million, $940,000 and $1.8 million was attributable a full year of depreciation for MSC, a full year of depreciation for MedSource and a full year of depreciation for FCA, respectively. The remaining $2.6 million consisted of depreciation resulting from capital expenditures made in the ordinary course of business during 1999. These capital expenditures included purchases associated with our planned migration towards a single, integrated information technologies platform, the expansion of our infrastructure to handle future growth and our year 2000 compliance program.

     Nonrecurring acquisition costs. In the first quarter of 1999, we incurred $4.6 million of nonrecurring acquisition costs in connection with the JDR acquisition. These costs consisted primarily of investment banking fees, legal and accounting fees, and printing costs.

     Other income (expense). Interest and investment income increased to $1.4 million for 1999 from $1.1 million in 1998. This increase was primarily attributable to an increase in operating funds and funds held on behalf of clients. Interest expense increased to $18.3 million in 1999 from $2.9 million in 1998. The increase was partially attributable to a full year of interest expense from our financing a portion of the July 1998 acquisition of MedSource and all of the November 1998 acquisition of MSC with borrowings of $25.5 million and $107.5 million, respectively, under our revolving credit facility. In addition, we financed the May 1999 acquisition of Co-Source with borrowings of $122.7 million under our revolving credit facility. In addition, a further portion of the increase was attributable to borrowings under the revolving credit facility of $29.5 million that were used to repay debt that was assumed as a result of the Compass acquisition.

     Income tax expense. Income tax expense for 1999 increased to $22.8 million, or 44.6% of income before taxes, from $12.9 million, or 41.4% of income before taxes, for 1998. The increase in the effective tax rate was partially attributable to the impact of nondeductible goodwill related to certain acquisitions. In addition, the increase was also attributable to the nondeductible portion of the $4.6 million of nonrecurring acquisition costs incurred during the first quarter of 1999 in connection with the JDR acquisition.

     Accretion of preferred stock to redemption value. The accretion of preferred stock to redemption value relates to JDR's preferred stock that was outstanding prior to its conversion into our common stock on March 31, 1999. This non-cash accretion represents the periodic amortization of the difference between the original carrying amount and the mandatory redemption amount.

     Discontinued operations. The Market Strategy division had net income of $1.1 million for 1999 as compared to net income of $82,000 for 1998.

     Quarterly Results of Operations (Unaudited)

     The following table sets forth selected historical financial data for the calendar quarters of 1999 and 2000. This quarterly information is unaudited, but has been prepared on a basis consistent with our audited financial statements presented elsewhere herein and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period. All amounts have been restated to reflect the divestiture of the Market Strategy division in 2000.

                                                                         1999 Quarters Ended
                                                         -------------------------------------------------
                                                         Mar. 31       June 30      Sept. 30      Dec. 31
                                                         -------       -------      --------      --------
                                                            (Amounts in thousands, except per share data)
Revenue                                                  $89,528      $103,955      $127,100      $139,728
Income from operations                                     8,304        16,102        19,978        23,635
Income from continuing operations, applicable
  to common shareholders                                   1,945         7,206         8,405        10,366
Income from discontinued operations, net of taxes            184           315           497            71
Net income applicable to common shareholders               2,129         7,521         8,902        10,437

Income from continuing operations applicable to
  common shareholders per share:
    Basic                                                $  0.09      $   0.34      $   0.36      $   0.41
    Diluted                                              $  0.09      $   0.32      $   0.35      $   0.40

Net income applicable to common shareholders
  per share:
    Basic                                                $  0.10      $   0.35      $   0.38      $   0.41
    Diluted                                              $  0.10      $   0.34      $   0.37      $   0.40

                                                                        2000 Quarters Ended
                                                        ----------------------------------------------------
                                                         Mar. 31       June 30       Sept. 30        Dec. 31
                                                        --------       --------      --------       --------
                                                            (Amounts in thousands, except per share data)
Revenue                                                 $143,998       $154,048      $153,858       $153,980
Income from operations                                    24,249         26,098        25,835         24,126
Income from continuing operations, applicable to
  common shareholders                                     11,393         11,623        11,547         11,577
Loss from discontinued operations, net of taxes           21,718             71         2,365            -
Net (loss) income applicable to common shareholders      (10,325)        11,552         9,182         11,577

Income from continuing operations applicable to
  common shareholders per share:
    Basic                                               $   0.45       $   0.45        $ 0.45         $ 0.45
    Diluted                                             $   0.44       $   0.45        $ 0.45         $ 0.45

Net (loss) income applicable to common shareholders per share:
    Basic                                               $  (0.40)      $   0.45        $ 0.36         $ 0.45
    Diluted                                             $  (0.40)      $   0.45        $ 0.36         $ 0.45

     We have experienced and expect to continue to experience quarterly variations in operating results as a result of many factors, including the costs and timing of completion and integration of acquisitions, the timing of clients' accounts receivable management and collection programs, the commencement of new contracts, the termination of existing contracts, the costs to support growth by acquisition or otherwise, the integration of acquisitions, the effect of the change of business mix on margins, and the timing of additional selling, general and administrative expenses to support new business. Additionally, our planned operating expenditures are based on revenue forecasts, and, if revenues are below expectations in any given quarter, operating results would likely be materially adversely affected. While the effects of seasonality on our business historically have been obscured by our rapid growth, our business tends to be slower in the third and fourth quarters of the year due to the summer and holiday seasons.

Liquidity and Capital Resources

     Historically, our primary sources of cash have been bank borrowings, public offerings, and cash flows from operations. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of receivables, and working capital to support our growth.

     Cash Flows from Operating Activities. Cash provided by operating activities was $52.3 million in 2000 and $47.7 million in 1999. The increase in cash provided by operations was primarily due to the increase in income from continuing operations to $46.1 million in 2000 from $28.3 million in 1999 and the increase in non-cash charges, depreciation and amortization, to $32.4 million in 2000 from $21.8 million in 1999. A portion of these increases was offset by the $14.8 million increase in accounts receivable and the $8.2 million decrease in other long-term liabilities.

     Cash provided by operating activities was $47.7 million in 1999 and $22.4 million in 1998. The increase in cash provided by operating activities was primarily due to the increase in income from continuing operations to $28.3 million in 1999 from $18.3 million in 1998 and the increase in non-cash charges, depreciation and amortization, to $21.8 million in 1999 from $8.6 million in 1998. In addition, a portion of the increase was the result of deferred taxes that were recorded as a result of acquisition accounting. A portion of these increases was offset by the $8.5 million increase in accounts receivable and the $5.7 million decrease in accounts payable and accrued expenses.

     Cash Flows from Investing Activities. Cash used in investing activities was $69.6 million in 2000, compared to $170.0 million for 1999. The decrease was due primarily to cash paid in 1999 to acquire Co-Source and Compass. We financed these acquisitions with borrowings under our revolving credit agreement. This increase was partially offset by a $25.3 million increase in the purchase of delinquent receivables.

     Cash used in investing activities was $170.0 million in 1999 compared to $233.0 million for 1998. The decrease was due primarily to cash paid in 1998 to acquire The Response Center, FCA, MedSource, and MSC. We financed these acquisitions with the proceeds from our 1998 public offering and borrowings under our revolving credit agreement. This increase was partially offset by our financing the May 1999 acquisition of Co-Source with borrowings under our revolving credit facility.

     Capital expenditures were $31.0 million, $29.6 million, and $10.3 million in 2000, 1999, and 1998, respectively.

     Cash Flows from Financing Activities. Cash used in financing activities was $19.8 million in 2000, compared to cash provided by financing activities of $149.7 million in 1999. During 2000, we did not have any significant sources of cash from financing activities and we repaid $19.0 million of borrowings under our revolving credit agreement. During 1999, our primary source of cash from financing activities was borrowings under the revolving credit facility that were used to repay the existing debt under the JDR credit facility and to finance the acquisition of Co-Source.

     Cash provided by financing activities was $149.7 million in 1999, compared to $203.0 million in 1998. During 1999, our primary source of cash from financing activities was borrowings under our revolving credit facility that were used to repay the existing debt under the JDR credit facility and to finance the acquisition of Co-Source. Net proceeds of $91.3 million from our 1998 public offering and net borrowings of $135.6 million were our primary sources of cash from financing activities in 1998,which were used for the acquisitions of FCA, MedSource and MSC.

     Credit Facility. We have a credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders, to provide for borrowings up to $350.0 million, structured as a $350.0 million revolving credit facility. At our option, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 0.25% to 0.50% that is determined quarterly based upon our consolidated funded debt to earnings before interest, taxes, depreciation, and amortization, also referred to as EBITDA, ratio (Mellon Bank's prime rate was 9.50% at December 31, 2000), or the London InterBank Offered Rate, also referred to as LIBOR, plus a margin of 1.25% to 2.25% depending on our consolidated funded debt to EBITDA ratio (LIBOR was 6.57% at December 31, 2000). Borrowings are collateralized by substantially all of our assets. The balance under the revolving credit facility shall become due on May 20, 2004. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of December 31, 2000, we had $46.2 million available on our revolving credit facility.

     In connection with the merger of our subsidiary NCO Portfolio with Creditrust, we amended our credit facility to provide for a $50.0 million subfacility through which we may borrow under our credit facility for the purpose of extending credit to NCO Portfolio. As of February 28, 2001, we have loaned $36.3 million to NCO Portfolio.

     We believe that funds generated from operations, together with existing cash and available borrowings under our credit agreement will be sufficient to finance our current operations, planned capital expenditure requirements, and internal growth at least through the next twelve months. However, we could require additional debt or equity financing if we were to make any other significant acquisitions for cash during that period.

     Market Risk

     We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $250,000 for each $100 million of variable debt outstanding for the entire year. We employ risk management strategies that may include the use of derivatives such as interest rate swap agreements, interest rate ceilings and floors, and foreign currency forwards and options to manage these exposures. The fair value of the interest rate collar agreements was determined to be immaterial at December 31, 1999 and 2000.

     Goodwill

     Our balance sheet includes amounts designated as intangibles, which are predominantly comprised of "goodwill." Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses, based on their respective fair values at the date of acquisition. Generally accepted accounting principles in the United States requires that this and all other intangible assets be amortized over the period benefited. Our management has determined that period to range from 15 to 40 years based on the attributes of each acquisition.

     As of December 31, 2000, our balance sheet included goodwill that represented approximately 67.9% of total assets and 137.7% of shareholders' equity.

     If our management has incorrectly overestimated the length of the amortization period for goodwill, earnings reported in periods immediately following the acquisition would be overstated. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the consideration paid for the business. Earnings in later years also could be significantly affected if our management determined then that the remaining balance of goodwill was impaired. Our management has concluded that the anticipated future cash flows associated with intangible assets recognized in the acquisitions will continue indefinitely, and there is no persuasive evidence that any material portion will dissipate over a period shorter than the respective amortization period.

     Recent Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities --Deferral of the Effective Date of FASB Statement No. 133," collectively referred to as SFAS No. 133. SFAS No. 133 is effective for the fiscal years beginning after June 15, 2000 and requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. We will adopt SFAS No. 133 by the first quarter of 2001. The adoption of SFAS No. 133 is not expected to have a material impact on our consolidated results of operations, financial condition, or cash flows.

     In February 2001, the FASB issued an Exposure Draft regarding Business Combinations and Intangible Assets Accounting for Goodwill where it concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test will use a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. The proposed statement would not require that goodwill be tested for impairment upon adoption of the final statement unless an indicator of impairment exists at that date. However, it would require that a benchmark assessment be performed for all existing reporting units within six months of the date of adoption. The new goodwill model would apply not only to goodwill arising from acquisitions completed after the effective date of a new standard, but also to goodwill previously recorded. We would be required to initially apply the provisions of this proposed statement at the beginning of the first fiscal quarter following issuance of the final statement.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Previously reported.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K, except information concerning certain executive officers of the Company which is set forth in Section 4.1 of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

     Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference from the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K.

        (a). Documents filed as part of this report:

     1. List of Consolidated Financial Statements. The following consolidated financial statements and the accompanying notes of NCO Group, Inc., have been included in this Report on Form 10-K beginning on page F-1:

     Report of Independent Auditors
     Report of Independent Accountants
     Report of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 1999 and 2000
     Consolidated Statements of Income for each of the three years in the period ended December 31, 2000
     Consolidated Statements of Redeemable Preferred Stock and
       Shareholders' Equity for each of the three years in the period ended December 31, 2000
     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000
     Notes to Consolidated Financial Statements

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

     3. List of Exhibits filed in accordance with Item 601 of Regulation S-K. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K. Management contracts and compensatory plans, contracts and arrangements are indicated by "*":

    Exhibit No.                             Description
------------------      --------------------------------------------------------

            2.1(5) Agreement and Plan of Reorganization, dated November 2, 1998, among JDR Holdings, Inc., NCO Group, inc. and JDR Acquisition Inc. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

            2.2(5) Agreement and Plan of Merger, dated November 2, 1998, among JDR Holdings, Inc., NCO Group, Inc. and JDR Acquisition Inc. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

            2.3(7) Stock Purchase Agreement dated April 17, 1999, among Co-Source Corporation, its shareholders and option holders, H.I.G.-DCI Investments, L.P. and NCO Group, Inc. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

            2.4(8) Agreement and Plan of Merger dated May 12, 1999, by and among Compass International Services Corporation, NCO Group, Inc. and Cardinal Acquisition Corporation. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

            2.5 Asset Purchase Agreement dated October 26, 2000, among TRC Holdings, Inc., and NCO Group, Inc. and its wholly owned subsidiary, NCO Teleservices, Inc. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

            2.6 Asset Purchase Agreement dated September 29, 2000, among Creative Marketing Strategies, Inc. and NCO Group, Inc. and its wholly owned subsidiary, NCO Teleservices, Inc. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

            2.7(12) Second Amended and Restated Agreement and Plan of Merger dated September 20, 2000, by and among Creditrust Corporation, and NCO Group, Inc. and its wholly owned subsidiaries, NCO Portfolio Funding, Inc. and NCO Financial Systems, Inc. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

            3.1(1) The Company's amended and restated Articles of Incorporation.

            3.2(3)      Amendment to Amended and Restated Articles of
                        Incorporation.

            3.3(1)      The Company's amended and restated Bylaws.

            4.1(1)      Specimen of Common Stock Certificate.

            4.2(7) Form of warrant to purchase NCO Group, Inc. common stock.

          *10.1(1) Employment Agreement, dated September 1, 1996, between the Company and Michael J. Barrist.

          *10.2(9) Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Michael J. Barrist.

          *10.3(1) Employment Agreement, dated September 1, 1996, between the Company and Steven L. Winokur.

          *10.4(9) Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Steven L. Winokur.

          *10.5 Employment Agreement, dated June 5, 1998, between the Company and Joshua Gindin.

          *10.6 Addendum, dated January 1, 1999, to the Employment Agreement, dated June 5, 1998, between the Company and Joshua Gindin.

          *10.7(11)     Employment Agreement, dated May 2, 1998, between the
                        Company and Paul E. Weitzel, Jr.

          *10.8(11)     Addendum, dated January 1, 1999, to the Employment
                        Agreement, dated May 2, 1998, between the Company and
                        Paul E. Weitzel, Jr.

          *10.9(11)     Employment Agreement, dated June 1, 1998, between the
                        Company and Robert Di Sante.

         *10.10 Employment Agreement, dated December 8, 2000, between the Company and Albert Zezulinski.

         *10.11(1)      Amended and Restated 1995 Stock Option Plan.

         *10.12(4)      1996 Stock Option Plan, as amended.

         *10.13(4)      1996 Non-Employee Director Stock Option Plan, as
                        amended.

          10.14(1)      Distribution and Tax Indemnification Agreement

          10.15(1) Irrevocable Proxy Agreement by and between Michael J. Barrist and Annette H. Barrist.

          10.16(2) Nontransferable Common Stock Purchase Warrant dated February 2, 1997, issued to CRW Financial, Inc.

          10.17(2) Registration Rights Agreement dated February 2, 1997, between NCO and CRW Financial, Inc.

          10.18(11)     Fifth Amended and Restated Credit Agreement dated as of
                        December 31, 1999, by and among NCO Group, Inc., as
                        Borrower, Mellon Bank, N.A., as Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

          10.19(3)      Executive Salary Continuation Agreement.

          10.20(9) Transfer Agreement dated January 26, 1998, among NCO, CRW Financial, Inc. and Swiss Bank Corporation.

         *10.21(6)      Compass International Services Corporation Employee
                        Incentive Compensation Plan

         *10.22(10)     JDR 1997 Option Plan

          10.23 First Amendment, dated March 24, 2000, to the Fifth Amended and Restated Credit Agreement dated as of December 31, 1999, by and among NCO Group, Inc., as Borrower, Mellon Bank, N.A., as Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

          10.24 Second Amendment and Waiver, dated October 26, 2000, to the Fifth Amended and Restated Credit Agreement dated as of December 31, 1999, by and among NCO Group, Inc., as Borrower, Mellon Bank, N.A., as Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

          10.25 Third Amendment, dated December 15, 2000, to the Fifth Amended and Restated Credit Agreement dated as of December 31, 1999, by and among NCO Group, Inc., as Borrower, Mellon Bank, N.A., as Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

          10.26 Fourth Amendment, dated January 23, 2001, to the Fifth Amended and Restated Credit Agreement dated as of December 31, 1999 by and among NCO Group, Inc., as Borrower, Mellon Bank, N.A., as Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

          10.27 Fifth Amendment, dated February 20, 2001, to the Fifth Amended and Restated Credit Agreement dated as of December 31, 1999 by and among NCO Group, Inc., as Borrower, Mellon Bank, N.A., as Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

          10.28 Credit Agreement, dated as of February 20, 2001, by and between NCO Portfolio Management, Inc., as Borrower, and NCO Group, Inc., as Lender.

          10.29 Note Receivable, dated October 27, 2000, from Creative Marketing Strategies, Inc. for the original principal amount of $6.0 million, as payment of the purchase price for the acquisition of certain assets of NCO Teleservices, Inc.

          10.30 Note Receivable, dated October 26, 2000, from TRC Holdings, Inc. for the original principal amount of $12.25 million, as payment of the purchase price for the acquisition of certain assets of NCO Teleservices, Inc.

           21.1         Subsidiaries of the Registrant.

           23.1         Consent of Ernst & Young LLP.

           23.2         Consent of PricewaterhouseCoopers LLP.

           23.3         Consent of Arthur Andersen LLP.

------------------------------
(1)Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-11745), as amended, filed with the Securities and Exchange Commission on September 11, 1996.

(2)Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21639) filed with the Securities and Exchange Commission on February 18, 1997.

(3)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 0-21639), filed with the Securities and Exchange Commission on May 4, 1998.

(4)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-21639), filed with the Securities and Exchange Commission on August 14, 1998.

(5)Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-73087), as amended, filed with the Securities and Exchange Commission on February 26, 1998.

(6)Incorporated by reference to Compass International Service Corporation's Registration Statement on Form S-1 (Registration No. 333-50021), as amended, filed with the Securities and Exchange Commission on April 13, 1998.

(7)Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21639) filed with the Securities and Exchange Commission on August 4, 1999.

(8)Incorporated by reference to the Company's Proxy/Registration Statement on Form-S-4 (Registration No. 333-83229) filed with the Securities and Exchange Commission on July 20, 1999.

(9)Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-21639), as amended, filed with the Securities and Exchange Commission on March 31, 1999.

(10)Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities and Exchange Commission on April 15, 1999.

(11)Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-21639), as amended, filed with the Securities and Exchange Commission on March 27, 2000.

(12)Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities and Exchange Commission on March 5, 2001.


     (b). Reports on Form 8-K

          Date of Report        Item Reported
          3/5/01                Item 2 - Creditrust Corporation acquisition
                                Item 5 - Investor Guidance for 2001

          3/14/01               Item 7 - Creditrust Corporation acquisition

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NCO GROUP, INC.

    Date:  March 16, 2001             By: /s/ Michael J. Barrist
                                          ----------------------

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

              SIGNATURE                                      TITLE(S)                            DATE
              ---------                                      --------                            ----
/s/ Michael J. Barrist                      Chairman of the Board, President and Chief       March 16, 2001
-------------------------                   Executive Officer (principal executive
Michael J. Barrist                          officer)


/s/ Steven L. Winokur                       Executive Vice President, Finance; Chief         March 16, 2001
-------------------------                   Financial Officer; and Treasurer (principal
Steven L. Winokur                           financial and accounting officer)


/s/ William C. Dunkelberg                   Director                                         March 16, 2001
-------------------------
William C. Dunkelberg

/s/ Charles C. Piola, Jr.                   Director                                         March 16, 2001
-------------------------
Charles C. Piola, Jr.

/s/ Leo J. Pound                            Director                                         March 16, 2001
-------------------------
Leo J. Pound

/s/ Eric S. Siegel                          Director                                         March 16, 2001
-------------------------
Eric S. Siegel

/s/ Allen F. Wise                           Director                                         March 16, 2001
-------------------------
Allen F. Wise

/s/ Stuart Wolf                             Director                                         March 16, 2001
-------------------------
Stuart Wolf

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Financial Statements:

Report of Independent Auditors...............................................F-2

Report of Independent Accountants............................................F-3

Report of Independent Public Accountants.....................................F-4

Consolidated Balance Sheets as of December 31, 1999 and 2000 ................F-5

Consolidated Statements of Income for each of the three years in the period ended December 31, 2000...................................F-6

Consolidated Statements of Redeemable Preferred Stock and
     Shareholders' Equity for each of the three years
     in the period ended December 31, 2000...................................F-7

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000...................................F-8

Notes to Consolidated Financial Statements...................................F-9


Financial Statement Schedule:

For the years ended December 31, 1998, 1999 and 2000:

    II - Valuation and Qualifying Accounts...................................S-1

                         Report of Independent Auditors


To the Board of Directors and
Shareholders of NCO Group, Inc.

We have audited the accompanying consolidated balance sheet of NCO Group, Inc. as of December 31, 2000, and the related consolidated statements of income, redeemable preferred stock and shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2000 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCO Group, Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also audited the reclassification of the 1999 consolidated balance sheet and the 1998 and 1999 consolidated statements of income and cash flows and schedule as a result of the discontinued operations described in Note 3. In our opinion, the reclassification adjustments are appropriate and have been properly applied.


                                               /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 13, 2001

                        Report of Independent Accountants

To the Board of Directors
and Shareholders of NCO Group, Inc.:

In our opinion, based on our audits and the report of other auditors, the consolidated balance sheets and the related consolidated statements of income, redeemable preferred stock and shareholders' equity and of cash flows present fairly, in all material respects, the financial position of NCO Group, Inc. and its subsidiaries at December 31, 1999 prior to its restatement for discontinued operations (and, therefore, is not presented herein), and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 prior to their restatement for discontinued operations (and, therefore, are not presented herein) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion,
Schedule II-Valuation and Qualifying Accounts (the financial statement schedule) presents fairly, in all material respects, the information set forth therein for each of the two years ended December 31, 1999 prior to its restatement for discontinued operations (and, therefore is not presented herein) when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule (prior to their restatement) based on our audits. The consolidated financial statements and financial statement schedule give retroactive effect to the merger of JDR Holdings, Inc. on March 31, 1999 in a transaction accounted for as a pooling of interests, as described in Note 4 to the consolidated financial statements. We did not audit the financial statements of JDR Holdings, Inc., which statements reflect total revenues of $50,976,251 for the year ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for JDR Holdings, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements (prior to restatement) in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, PA
February 16, 2000

                    Report of Independent Public Accountants

To JDR Holdings, Inc.:

We have audited the consolidated statements of operations, redeemable preferred and common stock and stockholders' equity (deficit), and cash flows of JDR Holdings, Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of JDR Holdings, Inc. and subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.


                                                   /s/ Arthur Andersen LLP

Philadelphia, Pa.,
January 29, 1999

Part 1 - Financial Information
Item 1 - Financial Statements

                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                            December 31,
                                                                                ----------------------------------
                                   ASSETS                                              1999              2000
                                                                                ----------------    --------------
Current assets:
     Cash and cash equivalents                                                    $   50,513          $   13,490
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $5,391 and $7,080, respectively                        70,430              93,971
     Purchased accounts receivable, current portion                                    2,517              10,861
     Deferred income taxes                                                             2,965               2,287
     Other current assets                                                              5,800               7,925
                                                                                  ----------          ----------
          Total current assets                                                       132,225             128,534

Funds held on behalf of clients

Property and equipment, net                                                           53,714              66,401

Other assets:
     Intangibles, net of accumulated amortization                                    553,879             536,750
     Net assets of discontinued operations                                            41,492                   -
     Purchased accounts receivable, net of current portion                             4,202              23,614
     Notes receivable                                                                      -              18,250
     Other assets                                                                      6,180              10,457
                                                                                  ----------          ----------
          Total other assets                                                         605,753             589,071
                                                                                  ----------          ----------
Total assets                                                                      $  791,692          $  784,006
                                                                                  ==========          ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                              $    1,302           $     642
     Corporate taxes payable                                                          11,490               1,328
     Accounts payable                                                                  8,457              12,360
     Accrued expenses                                                                 30,430              19,168
     Accrued compensation and related expenses                                        14,609              15,304
                                                                                  ----------          ----------
          Total current liabilities                                                   66,288              48,802

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                          323,949             303,920
     Deferred income taxes                                                            25,747              40,549
     Other long-term liabilities                                                      10,820               4,309

Commitments and contingencies

Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized,
         no shares issued and outstanding                                                  -                   -
     Common stock, no par value, 37,500 shares authorized, 25,533 and 25,627
         shares issued and outstanding, respectively                                 314,601             316,372
     Other comprehensive income (loss)                                                   694              (1,525)
     Retained earnings                                                                49,593              71,579
                                                                                  ----------          ----------
          Total shareholders' equity                                                 364,888             386,426
                                                                                  ----------          ----------
Total liabilities and shareholders' equity                                        $  791,692          $  784,006
                                                                                  ==========          ==========

                            See accompanying notes.

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)

                                                                             For the Years Ended December 31,
                                                                   ---------------------------------------------------
                                                                      1998               1999                 2000
                                                                   -----------        ----------          ------------
Revenue                                                            $  209,947         $  460,311          $  605,884

Operating costs and expenses:
     Payroll and related expenses                                     106,787            237,709             293,292
     Selling, general, and administrative
       expenses                                                        61,607            128,177             179,924
     Depreciation and amortization expense                              8,615             21,805              32,360
     Nonrecurring acquisition costs                                         -              4,601                   -
                                                                   ----------         ----------          ----------
          Total operating costs and expenses                          177,009            392,292             505,576
                                                                   ----------         ----------          ----------
Income from operations                                                 32,938             68,019             100,308

Other income (expense):
     Interest and investment income                                     1,135              1,363               2,503
     Interest expense                                                  (2,929)           (18,262)            (25,942)
     Other income                                                           -                  -               1,313
                                                                   ----------         ----------          ----------
          Total other income (expense)                                 (1,794)           (16,899)            (22,126)
                                                                   ----------         ----------          ----------
Income before income tax expense                                       31,144             51,120              78,182

Income tax expense                                                     12,881             22,821              32,042
                                                                   ----------         ----------          ----------

Income from continuing operations                                      18,263             28,299              46,140

Accretion of preferred stock to redemption value                       (1,604)              (377)                  -
                                                                   ----------         ----------          ----------

Income from continuing operations applicable to
  common shareholders                                                  16,659             27,922              46,140

Discontinued operations, net of income taxes:
     Income (loss) from discontinued operations                            82              1,067                (975)
     Loss on disposal of discontinued operations                            -                  -             (23,179)
                                                                   ----------         ----------          ----------
Net income applicable to common shareholders                       $   16,741         $   28,989          $   21,986
                                                                   ==========         ==========          ==========

Income from continuing operations applicable to
  common shareholders per share:
     Basic                                                          $    0.91          $    1.22           $    1.80
     Diluted                                                        $    0.84          $    1.17           $    1.79

Net income applicable to common shareholders per share:
     Basic                                                          $    0.91          $    1.27           $    0.86
     Diluted                                                        $    0.85          $    1.22           $    0.85

Weighted average shares outstanding:
     Basic                                                             18,324             22,873              25,587
     Diluted                                                           19,758             23,799              25,842

                            See accompanying notes.

                                 NCO GROUP, INC.
              Consolidated Statements of Redeemable Preferred Stock
                            and Shareholders' Equity
              For the Years Ended December 31, 1998, 1999 and 2000
                             (Amounts in thousands)

                                                                                ----------------------------------------------------
                                                Redeemable Preferred Stock          Preferred  Stock              Common Stock
                                                --------------------------      ------------------------     ---------------------
                                                 Number of                      Number of                    Number of
                                                  Shares           Amount         Shares         Amount       Shares        Amount
                                                 ---------        --------      ---------       --------     ---------     --------
 Balance, January 1, 1998                          451           $  6,522          149          $ 1,746       15,277       $ 88,961

 Issuance of common stock                            -                  -            -                -        4,802         93,637
 Exercise of voting and nonvoting
   common conversion options                       334              3,863            -                -         (334)             -
 Accretion of preferred to redemption value          -              1,497            -              107            -              -
 Common stock options granted to consultant          -                  -            -                -            -            687
 Redemption of nonvoting common                      -                  -            -                -           (1)             -
 Comprehensive income, net of tax:
   Net income                                        -                  -            -                -            -              -
   Other comprehensive income:
     Foreign currency translation adjustment         -                  -            -                -            -              -

       Total comprehensive income
                                                ------           --------        -----         --------      -------      ---------
 Balance, December 31, 1998                        785             11,882          149            1,853       19,744        183,285

 Issuance of common stock                            -                  -            -                -        4,747        119,387
 Issuance of warrants in conjunction with
   acquisitions                                      -                  -            -                -            -          1,925
 Accretion of preferred to redemption value         93                349           15               28            -              -
 Exchange of redeemable preferred stock
   for common stock                               (878)           (12,231)           -                -          878         12,231
 Exchange of convertible preferred stock
   for common stock                                  -                  -         (164)          (1,881)         164          1,881
 Retirement of treasury stock                        -                  -            -                -            -         (4,108)
 Comprehensive income, net of tax:
   Net income                                        -                  -            -                -            -              -
   Other comprehensive income:
     Foreign currency translation adjustment         -                  -            -                -            -              -

       Total comprehensive income
                                                ------           --------        -----         --------      -------      ---------
 Balance, December 31, 1999                          -                  -            -                -       25,533        314,601

 Issuance of common stock                            -                  -            -                -           94          1,771
 Comprehensive income, net of tax:
   Net income                                        -                  -            -                -            -              -
   Other comprehensive income:
     Foreign currency translation adjustment         -                  -            -                -            -              -

       Total comprehensive income
                                                ------           --------        -----         --------      -------      ---------
 Balance, December 31, 2000                          -           $      -            -          $     -       25,627       $316,372
                                                ======           ========        =====         ========      =======      =========

                                                                              Shareholders' Equity
                                                ------------------------------------------------------------------------------------
                                                      Treasury Stock
                                                -----------------------         Other
                                                Number of                    Comprehensive     Retained     Comprehensive
                                                 Shares         Amount       Income (Loss)     Earnings         Income       Total
                                                ---------      --------      -------------     --------     -------------   --------
Balance, January 1, 1998                           20          $  (234)        $      -        $  3,863                    $ 94,336

Issuance of common stock                            -                -                -               -                      93,637
Exercise of voting and nonvoting
  common conversion options                       335           (3,863)               -               -                      (3,863)
Accretion of preferred to redemption value          -                -                -          (1,604)                     (1,497)
Common stock options granted to consultant          -                -                -               -                         687
Redemption of nonvoting common                      1              (11)               -               -                         (11)
Comprehensive income, net of tax:
  Net income                                        -                -                -          18,345      $  18,345       18,345
  Other comprehensive income:
    Foreign currency translation adjustment         -                -           (2,169)              -         (2,169)      (2,169)
                                                                                                             ---------
      Total comprehensive income                                                                             $  16,176
                                                -----          -------         --------        --------      =========     --------

Balance, December 31, 1998                        356           (4,108)          (2,169)         20,604                     199,465

Issuance of common stock                            -                -                -               -                     119,387
Issuance of warrants in conjunction with
  acquisitions                                      -                -                -               -                       1,925
Accretion of preferred to redemption value          -                -                -            (377)                       (349)
Exchange of redeemable preferred stock
  for common stock                                  -                -                -               -                      12,231
Exchange of convertible preferred stock
  for common stock                                  -                -                -               -                           -
Retirement of treasury stock                     (356)           4,108                -               -                           -
Comprehensive income, net of tax:
  Net income                                        -                -                -          29,366      $  29,366       29,366
  Other comprehensive income:
    Foreign currency translation adjustment         -                -            2,863               -          2,863        2,863
                                                                                                             ---------
      Total comprehensive income                                                                             $  32,229
                                                -----          -------         --------        --------      =========     --------

Balance, December 31, 1999                          -                -              694          49,593                     364,888

Issuance of common stock                            -                -                -               -                       1,771
Comprehensive income, net of tax:
  Net income                                        -                -                -          21,986      $  21,986       21,986
  Other comprehensive income:
    Foreign currency translation adjustment         -                -           (2,219)              -         (2,219)      (2,219)
                                                                                                             ---------
      Total comprehensive income                                                                             $  19,767
                                                -----          -------         --------        --------      =========     --------
Balance, December 31, 2000                          -          $     -         $ (1,525)       $ 71,579                    $386,426
                                                =====          =======         ========        ========                    ========

                            See accompanying notes.

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                    For the Years Ended December 31,
                                                                             -------------------------------------------------
                                                                                1998               1999                2000
                                                                             ----------         ----------          ----------
Cash flows from operating activities:
  Income from continuing operations                                          $   18,263         $   28,299          $   46,140
  Adjustments to reconcile income from continuing
    operations to net cash provided by continuing
    operating activities:
      Depreciation                                                                3,616              8,342              15,180
      Amortization of intangibles                                                 4,999             13,463              17,180
      Write-off of deferred financing costs                                           -                353                   -
      Provision for doubtful accounts                                               927              2,553               5,906
      Compensation expense on stock options granted                                 686                 34                   -
      Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable, trade                                             (6,416)           (14,906)            (29,696)
          Deferred taxes                                                          3,090             16,980              15,480
          Other assets                                                             (434)            (1,496)             (5,293)
          Accounts payable and accrued expenses                                    (334)            (6,067)                977
          Corporate taxes payable                                                    59            (1,644)              (9,568)
          Other long-term liabilities                                                 -              1,711              (6,511)
                                                                             ----------         ----------          ----------
             Net cash provided by continuing operating activities                24,456             47,622              49,795

          Net cash (used in) provided by discontinued
             operating activities                                                (2,067)               120               2,487
                                                                             ----------         ----------          ----------
             Net cash provided by operating activities                           22,389             47,742              52,282

Cash flows from investing activities:
  Acquisition of purchased accounts receivable                                     (857)            (7,660)            (32,961)
  Collections applied to principal of purchased
    accounts receivable                                                             972              2,538               5,084
  Purchase of property and equipment                                            (10,292)           (29,631)            (31,042)
  Net cash paid for acquisitions                                               (222,843)          (135,237)            (10,665)
                                                                             ----------         ----------          ----------
             Net cash used in investing activities                             (233,020)          (169,990)            (69,584)

Cash flows from financing activities:
  Repayment of notes payable                                                     (1,256)            (1,574)             (1,934)
  Repayment of acquired notes payable                                           (21,919)           (42,000)                  -
  Borrowings under revolving credit agreement                                    94,789            190,715                   -
  Repayment of borrowings under revolving credit agreement                      (84,193)            (4,000)            (19,000)
  Borrowings under term loan                                                    125,000                  -                   -
  Payment of fees to acquire new debt                                            (3,015)            (3,565)                  -
  Issuance of common stock, net                                                  93,637             10,079               1,175
  Redemption of common stock                                                        (11)                 -                   -
                                                                             ----------         ----------          ----------
             Net cash provided by (used in) financing activities                203,032            149,655             (19,759)
Effect of exchange rate on cash                                                     (67)               578                  38
                                                                             ----------         ----------          ----------
Net (decrease) increase in cash and cash equivalents                             (7,666)            27,985             (37,023)
Cash and cash equivalents at beginning of year                                   30,194             22,528              50,513
                                                                             ----------         ----------          ----------
Cash and cash equivalents at end of year                                     $   22,528         $   50,513          $   13,490
                                                                             ==========         ==========          ==========

                            See accompanying notes.

                            NCO GROUP, INC.
              Notes to Consolidated Financial Statements


1.  Nature of operations:

NCO Group, Inc. (the "Company") is a leading provider of accounts receivable management and collection services. The Company's client base includes companies in the financial services, healthcare, education, commercial, retail, utilities, government and telecommunications sectors. These clients are primarily located throughout the United States of America, Canada, the United Kingdom and Puerto Rico.

2. Accounting policies:

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

The Company also generates revenues from purchased accounts receivable and recognizes revenue based on estimates of future portfolio collections and the timing of these collections on a periodic basis. The Company reviews and adjusts the amount and timing of expected future collections based on the performance of the portfolios to date.

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

    Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. These financial instruments potentially subject the Company to concentrations of credit risk. The Company minimizes this risk by dealing with major financial institutions that have high credit ratings.

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

2.  Accounting policies (continued):

    Property and Equipment (continued):

Effective January 1, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 identified the characteristics of internal use software and established guidelines for identifying which costs must be expensed as incurred and which costs must be capitalized.

The Company reviews long-lived assets and certain identifiable intangibles for impairment, based on the estimated undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

    Intangibles:

Intangibles consists primarily of goodwill and deferred financing costs.

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Goodwill is amortized on a straight-line basis over 15 to 40 years. The Company reviews the recoverability of its goodwill whenever events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is recoverable.

Deferred financing costs relate to debt issuance costs incurred, which are capitalized and amortized over the term of the debt.

Accumulated amortization at December 31, 1999 and 2000 totaled $21.9 million and $37.7 million, respectively.

    Income Taxes:

The Company accounts for income taxes using an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

Income taxes were computed after giving effect to the nondeductible portion of goodwill expenses attributable to certain acquisitions and, in 1999, nonrecurring acquisition costs attributable to the acquisition of JDR Holdings, Inc. ("JDR") on March 31, 1999.

    Foreign Currency Translation:

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using historical exchange rates. The adjustments resulting from translation have been recorded separately in shareholders' equity as other comprehensive income and are not included in determining consolidated net income.

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

    Reclassifications:

Certain amounts for December 31, 1998 and 1999, and for the years then ended have been reclassified for comparative purposes.

3. Discontinued operations:

On April 14, 2000 (the "Measurement Date"), the Company's Board of Directors approved a plan to divest the Company's Market Strategy division as part of its strategic plan to increase long-term shareholder value and focus on its core business of accounts receivable management services. The Market Strategy division provided market research and telemarketing services. The market research assets were acquired through the January 1997 acquisition of the Tele-Research Center, Inc. and the February 1998 acquisition of The Response Center. The telemarketing assets were acquired as non-core components of the March 1999 acquisition of JDR, and the August 1999 acquisition of Compass International Services Corporation. On October 26, 2000, TRC Holdings, Inc. and Creative Marketing Strategies, Inc., both management-led groups, acquired the assets of the market research and telemarketing businesses, respectively.

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

The following summary of the assets and liabilities of the Market Strategy division has been presented net in the Company's consolidated balance sheet as of December 31, 1999 as follows (amounts in thousands):

          Current assets                                        $13,734
          Total assets                                           47,740

          Current liabilities                                     6,248
          Total liabilities                                       6,248

          Net assets of discontinued operations                  41,492

The following summary of the Market Strategy division's operations prior to the Measurement Date for the years ended December 31, 1998, 1999, and 2000 have been presented net in the Company's consolidated statements of operations (amounts in thousands):

                                                          1998          1999         2000
                                                       -----------   -----------  ------------
          Revenue                                        $20,005       $32,043        $7,802
                                                       ===========   ===========  ============

          Income (loss) from discontinued operations
            before income tax expense                       $332        $1,940      $(1,498)
          Income tax expense (benefit)                       250           873         (523)
                                                       -----------   -----------  ------------
          Income (loss) from discontinued operations,
            net of income taxes                             $ 82        $1,067       $ (975)
                                                       ===========   ===========  ============

For the year ended December 31, 2000, the Company recorded a $23.2 million loss (net of a tax benefit of $4.3 million), or $0.90 loss per share on a diluted basis, on the disposal of the Market Strategy division. This loss reflects the difference between the net assets of the Market Strategy division and the proceeds from the divestiture as well as the operating losses from the Measurement Date through the completion of the divestiture in October 2000. Included in this loss was a write-off of $29.9 million of goodwill. Also included in this loss was an extraordinary item of $6.3 million (net of taxes of $42,000), or $0.24 per share on a diluted basis, from the loss on the disposal of the portion of the telemarketing business that was acquired with JDR. The purchase of JDR was accounted for as a pooling-of-interests transaction, and the Company had no plans or intentions to dispose of JDR's telemarketing business at the time of the acquisition.

For the years ended December 31, 1998 and 1999 and for the period in 2000 before the Measurement Date, the income (loss) from discontinued operations, net of taxes, included an allocation of interest expense of $929,000, $1.1 million, and $441,000, respectively. For the period in 2000 from the Measurement Date through the divestiture date, the loss on the disposal of discontinued operations included an allocation of interest expense of $706,000. The interest expense was allocated to the Market Strategy division based on the expected proceeds.

4. Acquisitions:

    Pooling-of-Interests Transaction:

On March 31, 1999, the Company acquired all of the outstanding shares of JDR for approximately 3.4 million shares of NCO common stock. The transaction was accounted for as a pooling-of-interests and a tax-free reorganization. Accordingly, the historical financial information of the Company has been restated to include the historical information of JDR.

For the year ended December 31, 1999, the Company incurred $4.6 million of nonrecurring acquisition costs in connection with the JDR acquisition. These costs consisted primarily of investment banking fees, legal and accounting fees, and printing costs.

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

On November 30, 1998, the Company acquired all of the outstanding stock of Medaphis Services Corporation ("MSC"), a wholly owned subsidiary of Medaphis Corporation, for $107.5 million in cash, plus an earn-out of $10.0 million based on MSC achieving certain operational targets during 1999. The Company recognized goodwill of $115.7 million and is amortizing the goodwill on a straight-line basis over 40 years.

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

The following summarizes the unaudited pro forma results of operations for the acquisitions completed during the year ended December 31, 1999, assuming these acquisitions had occurred as of the beginning of the year. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands):

                                                                      1999
                                                                ---------------
                                                                  (Unaudited)

           Revenue                                                  $ 539,251
           Income from continuing operations applicable
             to common shareholders                                  $ 25,876
           Income from continuing operations applicable
             to common shareholders per share:
               Basic                                                   $ 1.04
               Diluted                                                 $ 1.00

5. Funds held on behalf of clients:

In the course of the Company's regular business activities as a provider of accounts receivable management services, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $47.7 million and $54.1 million at December 31, 1999 and 2000, respectively, have been shown net of their offsetting liability for financial statement presentation.

6. Property and equipment:

Property and equipment, at cost, consisted of the following at December 31, 1999 and 2000 (amounts in thousands):

                                                    Estimated
                                                   Useful Life               1999               2000
                                                  --------------            ------             ------
           Computer equipment                        5 years               $ 46,711            $ 60,049
           Furniture and fixtures                 5 to 10 years               9,033              10,638
           Computer software developed
             for internal use                        5 years                  8,407              18,040
           Leasehold improvements                 5 to 12 years               4,117               7,226
                                                                           --------            --------
                                                                             68,268              95,953

           Less accumulated depreciation                                     14,554              29,552
                                                                           --------            --------
                                                                           $ 53,714            $ 66,401
                                                                           ========            ========

Depreciation charged to operations amounted to $3.6 million, $8.3 million, and $15.2 million for the years ended December 31, 1998, 1999, and 2000, respectively.

7. Long-term debt:

Long-term debt consisted of the following at December 31, 1999 and 2000 (amounts in thousands):

                                                                                 1999                2000
                                                                               ---------           ---------
           Revolving credit loan                                               $ 322,750           $ 303,750

           Subordinated seller notes payable; interest rates ranging
               from 7.16% to 8.00%, $750,000 due May 2000 through
               August 2000 and $130,000 due May 2001                                 880                 130

           Capital leases                                                          1,621                 682

           Less current portion                                                   (1,302)               (642)
                                                                               ---------           ---------

                                                                               $ 323,949           $ 303,920
                                                                               =========           =========

The following summarizes the Company's required debt payments (amounts in thousands):

             2001                                  $    642
             2002                                       161
             2003                                         9
             2004                                   303,750

The Company has a credit agreement with Mellon Bank, N.A. ("Mellon Bank"), for itself and as administrative agent for other participating lenders, that provides for borrowings up to $350.0 million, structured as a $350.0 million revolving credit facility. At the option of NCO, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 0.25% to 0.50% that is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Mellon Bank's prime rate was 9.50% at December 31, 2000), or the London InterBank Offered Rate ("LIBOR") plus a margin of 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 6.57% at December 31, 2000). The Company is charged a fee on the unused portion of the credit facility ranging from 0.13% to 0.38% depending on the Company's consolidated funded debt to EBITDA ratio.

Borrowings are collateralized by substantially all the assets of the Company. The balance under the revolving credit facility shall become due on May 20, 2004. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions and distributions to shareholders.

At December 31, 2000, the Company had unused letters of credit of $2.6 million.

The Company leases certain equipment under agreements that are classified as capital leases. The equipment leases have original terms ranging from 24 to 120 months and have purchase options at the end of the original lease term.

8. Operating leases:

The Company leases certain equipment and real estate facilities under non-cancelable operating leases. Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2000 (amounts in thousands):

             2001                                         $ 17,900
             2002                                           14,409
             2003                                           11,384
             2004                                            9,681
             2005                                            8,781
             Thereafter                                     35,073
                                                          --------
                                                          $ 97,228
                                                          ========

Rent expense was $7.3 million, $14.3 million, and $17.8 million for the years ended December 31, 1998, 1999, and 2000, respectively. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease.

9. Income taxes:

Income tax expense consisted of the following components for the years ended December 31, 1998, 1999, and 2000 (amounts in thousands):

                                                    1998            1999            2000
                                                   -------         -------        --------
           Currently payable:
             Federal                               $ 7,699         $ 9,158        $ 16,280
             State                                   1,353             548           1,613
             Foreign                                   331             500           1,269

           Deferred:
             Federal                                 2,823          10,314          12,180
             State                                     675           2,301           1,353
             Foreign                                    -                -            (653)
                                                  --------        --------        --------
           Provision for income taxes             $ 12,881        $ 22,821        $ 32,042
                                                  ========        ========        ========

Deferred tax assets (liabilities) consisted of the following at December 31, 1999 and 2000 (amounts in thousands):

                                                              1999             2000
                                                           ----------        ---------
           Deferred tax assets:
             Net operating loss carryforwards              $       -        $  5,279
             Accrued expenses                                  2,965           3,751
                                                           ---------        --------
           Total deferred tax assets                           2,965           9,030
           Valuation allowance                                  -              3,673
                                                           ---------        --------
           Net deferred tax assets                             2,965           5,357
                                                           ---------        --------

           Deferred tax liabilities:
             Amortization                                     21,310          29,576
             Depreciation                                      4,437           9,103
             Purchased accounts receivable                      -              4,940
                                                           ---------        --------
                                                              25,747          43,619
                                                           ---------        --------
           Net deferred tax liabilities                    $ (22,782)       $(38,262)
                                                           =========        ========

The Company had state and foreign net operating loss carryforwards in the amount of $7.8 million, subject to certain limitations, available at December 31, 2000, which will expire during the years 2004 through 2010.

A reconciliation of the U.S. statutory income tax rate to the effective rate (excluding the effect of the change in tax status) for the years ended December 31, 1998, 1999, and 2000 was as follows:

                                                              1998       1999         2000
                                                             ------     ------       ------
           U.S. statutory income tax rate                     35.0%       35.0%        35.0%
           Nondeductible goodwill and other
             expenses                                          1.7         5.6          3.6
           State taxes, net of federal                         5.7         4.0          2.5
           Utilization of net operating loss
             carryforwards                                    (1.0)          -            -
           Benefit from foreign net operating losses             -           -         (1.1)
           Other, net                                            -           -          1.0
                                                             -----       -----        -----
           Effective tax rate                                 41.4%       44.6%        41.0%
                                                             =====       =====        =====

10. Redeemable preferred stock and shareholders' equity:

    Redeemable Preferred Stock

All of JDR's Redeemable Series A Preferred stock, Convertible Series A Preferred stock and Convertible Series B Preferred stock was exchanged for NCO common stock on March 31, 1999.

    Preferred Stock

All of JDR's Series C Preferred stock was converted into NCO common stock on March 31, 1999.

    Common Stock

In June 1998, the Company completed a public offering, selling 4,469,000 shares of common stock (469,000 of which were over-allotment shares exercised in July
1998) at a price to the public of $21.50 per share. The Company received net proceeds, after underwriting discounts and expenses, of approximately $91.3 million.

    Nonvoting Common Stock

All of JDR's nonvoting common stock was exchanged for NCO common stock on March 31, 1999.

    Treasury Stock

All of JDR's treasury shares were retired on March 31, 1999.

    Common Stock Warrants

In February 1997, the Company issued warrants to purchase 375,000 shares of NCO common stock, at $18.42 per share, in connection with the acquisition of certain assets and the assumption of certain liabilities of the Collections Division of CRW Financial, Inc. All of these warrants were outstanding as of December 31, 2000. These warrants expire in January 2002.

In May 1997, JDR issued warrants to purchase 621,000 shares of nonvoting common stock at a nominal value in connection with the sale of capital stock and JDR's credit facility. All of the warrants were exercised and exchanged for NCO common stock on March 31, 1999.

In May 1999, the Company issued warrants to purchase 250,000 shares of NCO common stock, at $32.97 per share, in connection with the acquisition of Co-Source. During 1999, warrants to issue 228,000 shares of NCO common stock were exercised. The holders of the warrants elected to use the option of forfeiting a portion of their warrants to cover the exercise price. These exercises resulted in the net issuance of 67,000 shares of NCO common stock. Warrants to purchase 22,000 shares of NCO common stock were outstanding as of December 31, 2000. These warrants expire in May 2009.

11. Earnings per share:

Basic earnings per share ("EPS") were computed by dividing the income from continuing operations applicable to common shareholders and the net income applicable to common shareholders for the years ended December 31, 1998, 1999, and 2000, by the weighted average number of shares outstanding. Diluted earnings per share were computed by dividing the income from continuing operations applicable to common shareholders and the net income applicable to common shareholders for the years ended December 31, 1998, 1999, and 2000, by the weighted average number of shares outstanding plus all common equivalent shares. Outstanding options, warrants, and convertible securities have been utilized in calculating diluted amounts per share only when their effect would be dilutive.

The reconciliation of basic to diluted weighted average shares outstanding for the years ended December 31, 1998, 1999, and 2000 consisted of the following (amounts in thousands):

                                              1998         1999          2000
                                             ------       ------        ------
             Basic                           18,324       22,873        25,587
             Dilutive effect of warrants        725          206            88
             Dilutive effect of options         615          712           167
             Other                               94            8             -
                                             ------       ------        ------
             Diluted                         19,758       23,799        25,842
                                             ======       ======        ======

12. Stock options:

In June 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). In September 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). The 1995 Plan and 1996 Plan, as amended, authorized 333,000 and 3.7 million shares, respectively, of incentive or non-qualified stock options. The Director Plan, as amended, authorized 150,000 shares. The vesting periods for the outstanding options under the 1995 Plan, the 1996 Plan, and the Director Plan are three years, three years and one year, respectively. The options expire no later than 10 years from the date of grant.

In June 1997, JDR established the JDR Holdings, Inc. 1997 Stock Option Plan (the "JDR Plan") and reserved 69,000 shares of common stock. All options that were issued and outstanding under the JDR Plan as of March 31, 1999 became fully vested as a result of the acquisition of JDR by NCO. The options expire no later than 10 years from the date of grant.

On August 20, 1999, as part of the acquisition of Compass, NCO assumed the Compass Employee Incentive Compensation Plan (the "Compass Plan"). The Compass Plan authorized up to 475,000 shares of non-qualified stock options. The vesting periods for the outstanding options under the Compass Plan are one to three years. The options expire no later than 10 years from the date of grant.

A summary of stock option activity of the 1995 Plan, the 1996 Plan, the Director Plan, the JDR Plan and the Compass Plan is as follows (amounts in thousands, except per share amounts):

                                                                                         Weighted
                                                                                         Average
                                                                        Number of     Exercise Price
                                                                         Options        Per Share
                                                                      -------------   ---------------
             Outstanding at January 1, 1998                               1,065          $  13.95
               Granted                                                      776             27.32
               Exercised                                                   (230)             5.98
               Forfeited                                                    (32)            19.78
                                                                         ------          --------
             Outstanding at December 31, 1998                             1,579             21.44
               Granted                                                    1,497             32.58
               Exercised                                                   (441)            16.89
               Forfeited                                                    (24)            26.76
                                                                         ------          --------
             Outstanding at December 31, 1999                             2,611          $  28.27
               Granted                                                    1,082             24.52
               Exercised                                                    (94)            12.58
               Forfeited                                                   (259)            33.39
                                                                         ------          --------
             Outstanding at December 31, 2000                             3,340          $  27.10
                                                                         ======          ========
             Stock options exercisable at December 31, 2000               1,343          $  27.52
                                                                         ======          ========

The following table summarizes information about stock options outstanding as of December 31, 2000 (shares in thousands):

                                       Stock Options Outstanding                 Stock Options Exercisable
                            -------------------------------------------------   -----------------------------
                                              Weighted           Weighted                        Weighted
           Range of                           Average            Average                         Average
       Exercise Prices        Shares       Remaining Life     Exercise Price      Shares      Exercise Price
     ---------------------  ------------  -----------------   ---------------   -----------   ---------------
     $ 1.82   to  $23.58            619      7.30 years              $ 17.65           424           $ 16.97
     $24.50   to  $25.83          1,136      9.40 years                25.10           160             24.56
     $26.13   to  $29.94          1,034      8.86 years                29.84           367             29.79
     $30.75   to  $38.13            408      8.14 years                33.50           261             34.00
     $43.81   to  $61.09            143      7.28 years                45.78           131             45.89
                            ------------  -----------------   ---------------   -----------   ---------------
                                  3,340      8.60 years              $ 27.10         1,343           $ 27.52
                            ============  =================   ===============   ===========   ===============

The Company accounts for stock option grants in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with FASB 123, "Accounting for Stock-Based Compensation", the Company does not recognize compensation cost based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net income applicable to common shareholders and net income applicable to common shareholders per share for the years ended December 31, 1998, 1999, and 2000 would have been reduced to the unaudited, pro forma amounts indicated in the following table (amounts in thousands, except per share amounts):

                                                            1998           1999            2000
                                                          --------       --------        --------
           Net income applicable to common
             shareholders - pro forma                     $ 15,660       $ 26,673        $ 17,783

           Net income applicable to common
             shareholders per share - pro forma:
               Basic                                        $ 0.85         $ 1.17          $ 0.70
               Diluted                                      $ 0.79         $ 1.12          $ 0.69

The estimated weighted average, grant-date fair values of the options granted during the years ended December 31, 1998, 1999, and 2000 were $9.86, $12.43, and $10.52, respectively. All options granted were at the market price of the stock on the grant date. For valuation purposes, the Company utilized the Black-Scholes option pricing model using the following assumptions for the years ended December 31, 1998, 1999, and 2000 on a weighted average basis:

                                              1998           1999         2000
                                             ------         ------       ------

           Risk-free interest rate            4.98%          5.73%         5.93%
           Expected life in years             3.25           3.25          3.25
           Volatility factor                 43.38%         44.04%        52.88%
           Dividend yield                      None           None          None
           Forfeiture rate                    5.00%          5.00%         5.00%

For valuation purposes prior to the JDR Acquisition, JDR utilized the Black-Scholes option pricing model using the following assumptions on a weighted average basis for the options granted under the JDR Plan: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 6.6%, and an expected life of 10 years.

13. Derivative financial instruments:

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

    Interest Rate Collars:

During 1998 and 1999, the Company entered into interest rate collar agreements to reduce the impact of changes in LIBOR on portions of the debt borrowed from its revolving credit facility.

As of December 31, 2000, the Company was party to three interest rate collar agreements that consisted of LIBOR ceilings and floors that are based on different notional amounts. The first interest rate collar agreement consisted of a ceiling portion with a rate of 7.75%, covering a notional amount of $30.0 million, and a floor portion with a rate of 4.75%, covering a notional amount of $15.0 million. This interest rate collar agreement expires in September of 2001. The other two interest rate collar agreements consisted of a ceiling portion with a rate of 7.50% and a floor portion with a rate of 5.50%, covering a total notional amount of $120.0 million. These interest rate collar agreements expire in October of 2001. The notional amounts of these interest rate collar agreements are used to measure the interest to be paid or received and do not represent the amount of exposure due to credit loss. The net cash amounts paid or received on the interest rate collar agreements are accrued and recognized as an adjustment to interest expense. The fair value of the interest rate collar instruments was determined to be immaterial at December 31, 1999 and 2000.

14. Fair value of financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

    Cash and Cash Equivalents:

The carrying amount reported in the balance sheets approximates fair value because of the short maturity of these instruments.

    Notes Receivable:

The carrying amount reported in the balance sheets approximates market rates for notes with similar terms and maturities, and, accordingly, the carrying amount approximates fair value.

    Long-Term Debt:

The Company's non-seller-financed debt is primarily variable in nature and based on either the prime rate or LIBOR, and, accordingly, the carrying amount of debt instruments approximates fair value. The stated interest rates of the Company's nonconvertible seller-financed notes approximate market rates for debt with similar terms and maturities, and, accordingly, the carrying amounts approximate fair value.

15. Supplemental cash flow information:

The following are supplemental disclosures of cash flow information for the years ended December 31, 1998, 1999, and 2000 (amounts in thousands):

                                                                    1998            1999             2000
                                                                   -------        --------          -------
      Cash paid for interest                                        $2,228         $19,975          $24,038
      Cash paid for income taxes                                     5,726           7,923           18,569
      Non-cash investing and financing activities:
          Notes received as consideration for the
            divestiture of the Market Strategy Division                -               -             18,250
          Fair value of assets acquired                             47,872          28,368              -
          Liabilities assumed from acquisitions                     46,730          53,713              -
          Fair value of contributed capital                          3,834             -                -
          Property acquired under capital leases                       138             -                -
          Convertible note payable, converted to
            common stock                                               -               900              -
          Common stock issued for acquisitions                         -           101,526              -
          Common stock options issued for acquisitions                 -             2,562              -
          Redemption of redeemable preferred stock
            for common stock                                           -            12,231              -
          Warrants issued                                              -             1,925              -
          Warrants exercised                                           247           6,332              -

16. Employee benefit plans:

The Company has a savings plan under Section 401(k) of the Internal Revenue Code (the "Plan"). The Plan allows all eligible employees to defer up to 15% of their income on a pretax basis through contributions to the Plan. The Company will provide a matching contribution of 25% of an employee's contribution, subject to a maximum of 1.5% of an employee's base salary. The charges to operations for the matching contributions were $724,000, $1.4 million and $1.7 million, for 1998, 1999, and 2000, respectively.

17. Commitments and contingencies:

The Company is party, from time to time, to various legal proceedings incidental to its business. In the opinion of management none of these items individually or in the aggregate would have a significant effect on the financial position, results of operations, cash flows, or liquidity of the Company.

18. Segment reporting:

During the first nine months of 2000, the Company was organized into operating divisions that were focused on the operational delivery of services. The Company's focus on the operational delivery of services allowed it to take advantage of significant cross-selling opportunities and enhance the level of service provided to its clients. The operating divisions during the first nine months of 2000 included Accounts Receivable Management Services, Technology-Based Outsourcing, and International Operations. During 2000, the continued integration of the Company's infrastructure facilitated the further reduction of the operating divisions from three to two. Effective October 1, 2000, the new operating divisions included U.S. Operations (formerly Accounts Receivable Management Services and Technology-Based Outsourcing) and International Operations. Each of these divisions will maintain industry specific functional groups including healthcare, commercial, banking, retail, education, utilities, telecommunications, and government.

The accounting policies of the segments are the same as those described in Note 2, "Accounting policies." Segment data include a charge allocating corporate overhead costs to each of the operating segments based on revenue and employee headcount.

The U.S Operations division provides accounts receivable management services to consumer and commercial accounts for all market segments, serving clients of all sizes in local, regional and national markets. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, delivering cost-effective receivables and customer relationship management solutions to all market segments, serving clients of all sizes in local, regional and national markets. The U.S. Operations division had total assets, net of any intercompany balances, of $743.5 million and $736.6 million at December 31, 1999 and 2000, respectively.

With the May 1998 acquisition of FCA, the International Operations division was created. The International Operations division provides accounts receivable management services across Canada and the United Kingdom. The International Operations division had total assets, net of any intercompany balances, of $48.2 million and $47.4 million at December 31, 1999 and 2000, respectively.

The following tables represent the revenue, payroll and related expenses, selling, general and administrative expenses, and earnings before interest, taxes, depreciation, and amortization ("EBITDA") for each segment for the years ended December 31, 1998, 1999 and 2000. EBITDA is used by the Company's management to measure the segments' operating performance and is not intended to report the segments' operating results in conformity with generally accepted accounting principles.

                                                      For the year ended December 31, 1998
                                                             (Amounts in thousands)
                                     ------------------------------------------------------------------------
                                                         Payroll and          Selling,
                                                            Related         General and
                                         Revenue           Expenses        Admin. Expenses         EBITDA
                                     ----------------  -----------------  -----------------   ---------------
     U.S. Operations                       $ 191,391           $ 95,885           $ 56,749          $ 38,757
     International Operations                 18,556             10,902              4,858             2,796
                                     ----------------  -----------------  -----------------   ---------------
     Total                                 $ 209,947          $ 106,787           $ 61,607          $ 41,553
                                     ================  =================  =================   ===============

                                                     For the year ended December 31, 1999
                                                            (Amounts in thousands)
                                  ---------------------------------------------------------------------------
                                                                  Selling,
                                                 Payroll and     General and      Nonrecurring
                                                   Related         Admin.         Acquisition
                                    Revenue        Expenses       Expenses           Costs          EBITDA
                                  ------------   -------------  --------------   ---------------  -----------
     U.S. Operations                $ 429,271       $ 220,110       $ 119,546           $ -        $ 89,615
     International Operations          31,040          17,599           8,631             -           4,810
     Other                                -               -               -               4,601      (4,601)
                                  ------------   -------------  --------------   ---------------  -----------
     Total                          $ 460,311       $ 237,709       $ 128,177           $ 4,601    $ 89,824
                                  ============   =============  ==============   ===============  ===========

                                                      For the year ended December 31, 2000
                                                             (Amounts in thousands)
                                     ------------------------------------------------------------------------
                                                         Payroll and          Selling,
                                                            Related         General and
                                         Revenue           Expenses        Admin. Expenses         EBITDA
                                     ----------------  -----------------  -----------------   ---------------
     U.S. Operations                       $ 574,179          $ 276,045          $ 170,644         $ 127,490
     International Operations                 31,705             17,247              9,280             5,178
                                     ----------------  -----------------  -----------------   ---------------
     Total                                 $ 605,884          $ 293,292          $ 179,924         $ 132,668
                                     ================  =================  =================   ===============

19. Subsequent event (unaudited):

In February 2001, the Company merged NCO Portfolio Management, Inc. ("NCO Portfolio"), its wholly owned subsidiary, with Creditrust Corporation ("Creditrust") to form a new public entity focused on the purchase of accounts receivable. The Company owned approximately 63% of NCO Portfolio after the merger. The Company's contribution to the NCO Portfolio merger consisted of $25.0 million of purchased accounts receivable. As part of the merger, the Company has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. The Company has signed a 10-year service agreement to be the sole provider of collection services to NCO Portfolio. In connection with the acquisition, the Company amended its credit agreement with Mellon Bank to make $50.0 million of its credit facility available for the use of NCO Portfolio. Upon completion of the merger, the Company borrowed $36.3 million for NCO Portfolio.

20. Recent accounting pronouncements:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (collectively "SFAS No. 133"). SFAS No. 133 is effective for the fiscal years beginning after June 15, 2000 and requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS No. 133 by the first quarter of 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the consolidated results of operations, financial condition, or cash flows of the Company.

In February 2001, the FASB issued an Exposure Draft regarding Business Combinations and Intangible Assets Accounting for Goodwill where it concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test will use a fair value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. The proposed statement would not require that goodwill be tested for impairment upon adoption of the final statement unless an indicator of impairment exists at that date. However, it would require that a benchmark assessment be performed for all existing reporting units within six months of the date of adoption. The new goodwill model would apply not only to goodwill arising from acquisitions completed after the effective date of the new standard, but also to goodwill previously recorded. The Company would be required to initially apply the provisions of this proposed statement at the beginning of the first fiscal quarter following the issuance of the final statement.

                                 NCO GROUP, INC.
                 Schedule II - Valuation and Qualifying Accounts

                                                                   Additions
                                                           -------------------------
                                               Balance at   Charged to   Charged to                      Balance at
                                               beginning    costs and      other                           end of
                                                  year       Expenses   accounts (1)   Deductions (2)       year
                                              -----------  ----------- -------------  ---------------   -------------
     Year ended December 31, 1998:

       Allowance for doubtful accounts         $  500,000   $2,392,000   $ 2,122,000    $ (1,395,000)    $ 3,619,000

     Year ended December 31, 1999:

       Allowance for doubtful accounts         $3,619,000   $2,553,000   $   900,000    $ (1,681,000)    $ 5,391,000

     Year ended December 31, 2000:

       Allowance for doubtful accounts         $5,391,000   $5,906,000   $         -    $ (4,217,000)    $ 7,080,000

(1) Allowance for doubtful accounts of acquired companies.
(2) Uncollectible accounts written off, net of recoveries.