Form 10-Q
period 2001-04-04
NCO GROUP INC
filed 2001-05-15
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001, or

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


         The number of shares outstanding of each of the issuer's classes of common stock was 25,749,648 shares common stock, no par value, outstanding as of May 14, 2001.

                                 NCO GROUP, INC.
                                      INDEX

                                                                     PAGE

PART I - FINANCIAL INFORMATION

     Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
                  December 31, 2000 and March 31, 2001                 1

              Consolidated Statements of Income -
                  Three months ended March 31, 2000 and 2001           2

              Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2000 and 2001           3

              Notes to Consolidated Financial Statements               4

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS         12

     Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                     16

PART II - OTHER INFORMATION                                           17

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Shareholders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

Part 1 - Financial Information
Item 1 - Financial Statements
                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                                          March 31,
                                                                                  December 31,              2001
                                               ASSETS                                2000                (Unaudited)
                                                                                  ------------           -----------

Current assets:
     Cash and cash equivalents                                                     $  13,490              $  26,395
     Restricted cash                                                                    --                    1,125
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $7,080 and $6,349, respectively                        93,971                 99,149
     Purchased accounts receivable, current portion                                   10,861                 34,898
     Deferred income taxes                                                             2,287                  3,372
     Other current assets                                                              7,925                  9,275
                                                                                   ---------              ---------
          Total current assets                                                       128,534                174,214

Funds held on behalf of clients

Property and equipment, net                                                           66,401                 71,683

Other assets:
     Intangibles, net of accumulated amortization                                    536,750                531,876
     Purchased accounts receivable, net of current portion                            23,614                105,388
     Notes receivable                                                                 18,250                 18,250
     Other assets                                                                     10,457                 15,873
                                                                                   ---------              ---------
           Total other assets                                                        589,071                671,387
                                                                                   ---------              ---------
Total assets                                                                       $ 784,006              $ 917,284
                                                                                   =========              =========


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                               $     642              $  26,547
     Corporate taxes payable                                                           1,328                    622
     Accounts payable                                                                 12,360                 12,922
     Accrued expenses                                                                 19,168                 23,520
     Accrued compensation and related expenses                                        15,304                 16,373
                                                                                   ---------              ---------
          Total current liabilities                                                   48,802                 79,984

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                          303,920                376,723
     Deferred income taxes                                                            40,549                 39,164
     Other long-term liabilities                                                       4,309                  4,194

Minority interest                                                                       --                   17,495

Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized,
         no shares issued and outstanding                                               --                     --
     Common stock,  no par value, 37,500 shares authorized,
         25,627 and 25,750 shares issued and outstanding, respectively               316,372                319,654
     Other comprehensive loss                                                         (1,525)                (3,786)
     Retained earnings                                                                71,579                 83,856
                                                                                   ---------              ---------
           Total shareholders' equity                                                386,426                399,724
                                                                                   ---------              ---------
Total liabilities and shareholders' equity                                         $ 784,006              $ 917,284
                                                                                   =========              =========


                             See accompanying notes

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                               --------------------------------
                                                                  2000                   2001
                                                               ---------              ---------
Revenue                                                        $ 143,998              $ 171,029

Operating costs and expenses:
     Payroll and related expenses                                 70,646                 82,912
     Selling, general, and administrative expenses                41,558                 51,123
     Depreciation and amortization expense                         7,545                  8,954
                                                               ---------              ---------
          Total operating costs and expenses                     119,749                142,989
                                                               ---------              ---------
Income from operations                                            24,249                 28,040

Other income (expense):
     Interest and investment income                                  503                    916
     Interest expense                                             (6,421)                (7,421)
     Other income                                                  1,313                   --
                                                               ---------              ---------
          Total other income (expense)                            (4,605)                (6,505)
                                                               ---------              ---------
Income before income tax expense                                  19,644                 21,535

Income tax expense                                                 8,251                  8,666
                                                               ---------              ---------

Income from continuing operations before
  minority interest                                               11,393                 12,869

Minority interest                                                   --                     (592)
                                                               ---------              ---------

Income from continuing operations                                 11,393                 12,277

Discontinued operations, net of income taxes:
     Loss from discontinued operations                              (904)                  --
     Loss on disposal of discontinued operations                 (20,814)                  --
                                                               ---------              ---------

Net (loss) income                                              $ (10,325)             $  12,277
                                                               =========              =========

Income from continuing operations per share:
     Basic                                                     $    0.45              $    0.48
     Diluted                                                   $    0.44              $    0.47

Net (loss) income per share:
     Basic                                                     $   (0.40)             $    0.48
     Diluted                                                   $   (0.40)             $    0.47

Weighted average shares outstanding:
     Basic                                                        25,540                 25,687
     Diluted                                                      25,852                 26,340


                            See accompanying notes.

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                             For the Three Months
                                                                                                Ended March 31,
                                                                                        ------------------------------
                                                                                          2000                  2001
                                                                                        --------              --------
Cash flows from operating activities:
  Income from continuing operations                                                     $ 11,393              $ 12,277
  Adjustments to reconcile income from continuing
    operations to net cash (used in) provided by
    continuing operating activities:
      Depreciation                                                                         3,278                 4,628
      Amortization of intangibles                                                          4,267                 4,326
      Provision for doubtful accounts                                                        657                   779
      Minority interest                                                                     --                     592
      Changes in operating assets and liabilities,
        net of acquisitions:
          Restricted cash                                                                   --                   2,555
          Accounts receivable, trade                                                     (10,290)               (6,183)
          Deferred income taxes                                                            1,555                 7,530
          Other assets                                                                    (2,696)               (2,147)
          Accounts payable and accrued expenses                                             (417)                1,278
          Corporate taxes payable                                                         (4,049)                 (294)
          Other long-term liabilities                                                     (3,727)                 (115)
                                                                                        --------              --------
             Net cash (used in) provided by continuing operating activities                  (29)               25,226

          Net cash provided by discontinued
            operating activities                                                           1,551                  --
                                                                                        --------              --------
             Net cash provided by operating activities                                     1,522                25,226

Cash flows from investing activities:
  Acquisition of purchased accounts receivable                                            (7,583)              (13,493)
  Collections applied to principal of purchased
    accounts receivable                                                                    1,343                 6,978
  Purchase of property and equipment                                                      (9,798)               (7,755)
  Investment in consolidated subsidiary by minority interest                                --                   2,320
  Net cash paid for pre-acquisition liabilities
    and acquisition related costs                                                           --                 (11,077)
                                                                                        --------              --------
             Net cash used in investing activities                                       (16,038)              (23,027)

Cash flows from financing activities:
  Repayment of notes payable                                                                (398)               (4,390)
  Repayment of acquired notes payable                                                       --                 (20,084)
  Borrowings under revolving credit agreement                                               --                  47,350
  Repayment of borrowings under revolving credit agreement                                  --                 (13,800)
  Payment of fees to acquire new debt                                                       --                    (939)
  Issuance of common stock, net                                                                7                 2,872
                                                                                        --------              --------
             Net cash (used in) provided by financing activities                            (391)               11,009

Effect of exchange rate on cash                                                                1                  (303)
                                                                                        --------              --------

Net (decrease) increase in cash and cash equivalents                                     (14,906)               12,905

Cash and cash equivalents at beginning of period                                          50,513                13,490
                                                                                        --------              --------

Cash and cash equivalents at end of period                                              $ 35,607              $ 26,395
                                                                                        ========              ========

                            See accompanying notes.
                                      -3-

                                 NCO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Nature of Operations:

NCO Group, Inc. (the "Company" or "NCO") is a leading provider of accounts receivable management and collection services. The Company also owns approximately 63% of NCO Portfolio Management, Inc., a separate public company that purchases and manages accounts receivable. The Company's client base includes companies in the financial services, healthcare, retail, commercial, education, utilities, government and telecommunications sectors. These clients are primarily located throughout the United States of America, Canada, the United Kingdom, and Puerto Rico.

2.   Accounting Policies:

     Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2001.

     Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All significant intercompany accounts and transactions have been eliminated.

     Contingency Fees and Contractual Services:

The Company generates revenue from contingent fees and contractual services. Contingent fee revenue is recognized upon collection of funds on behalf of clients. Contractual services revenue is recognized as services are performed and accepted by the client.

     Purchased Accounts Receivable:

The Company accounts for its investment in purchased accounts receivable on an accrual basis under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans," using unique and exclusive static pools. Static pools are established with accounts having similar attributes. Typically, each pool consists of an individual acquisition of accounts. Once a static pool is established, the accounts in the pool are not changed.

Each static pool is initially recorded at cost. Collections on the pools are allocated to revenue and principal reduction based on the estimated internal rate of return for each pool. The internal rate of return for each static pool is estimated based on the expected monthly collections over the estimated economic life of each pool (generally five years, based on the Company's collection experience), compared to the original purchase price. Revenue on purchased accounts receivable is recorded monthly based on each static pool's effective internal rate of return applied to each static pool's monthly opening carrying value. To the extent collections exceed the revenue, the carrying value is reduced and the reduction is recorded as collections applied to principal. Because the internal rate of return reflects collections for the entire economic life of the static pool and those collections are not constant, lower collection rates, typically in the early months of ownership, can result in a situation where the actual collections are less than the revenue accrual. In this situation, the carrying value of the pool may be accreted for the difference between the revenue accrual and the carrying value.

To the extent the estimated future cash flow increases or decreases from the expected level of collections, the Company adjusts the yield (the internal rate of return) accordingly. To the extent that the carrying amount of a particular static pool exceeds its expected future cash flows, a charge to earnings would be recognized in the amount of such impairment. After the impairment of a static pool, no income is recorded on that static pool and collections are recorded as a return of capital. The estimated yield for each static pool is based on estimates of future cash flows from collections, and actual cash flows may vary from current estimates. The difference could be material.

Proceeds from the sale of accounts that are included as parts of a static pool are accounted for as collections in that static pool. Collections on replacement accounts received from the originator of the loans are included as collections in the corresponding static pools. The discount between the cost of each static pool and the face value of the static pool is not recorded since the Company expects to collect a relatively small percentage of each static pool's face value.

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

     Intangibles:

Intangibles consist primarily of goodwill and deferred financing costs.

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

The static pools of purchased accounts receivable are comprised of distressed debt. Collection results are not guaranteed until received; accordingly, for tax purposes, any gain on a particular static pool is deferred until the full cost of its acquisition is recovered. Revenue for financial reporting purposes is recognized over the life of the static pool. Deferred income tax benefits are created during the early stages of the static pool, and are realized after the cost basis of the static pool is recovered. The creation of new deferred income tax benefits from future purchases of static pools are expected to offset the reversal of the deferred income tax benefits from static pools where the collections have become fully taxable.

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

Significant estimates have been made by management with respect to the amount of future cash flows of purchased accounts receivable portfolios. The estimated future cash flows of the portfolios are used to recognize revenue and amortize the carrying values of the purchased accounts receivable. Actual results could differ from these estimates, making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimate of future collections, and it is reasonably possible that its assessment may change based on actual results and other factors. The change could be material.

     Derivative Financial Instruments:

During the first quarter of 2001, the Company adopted the provisions of Financial Accounting Standards Board's SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities --Deferral of the Effective Date of FASB Statement No. 133," collectively referred to as SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows for the three months ended March 31, 2001.

     Reclassifications:

Certain amounts for December 31, 2000, and for the three months ended March 31, 2000, have been reclassified for comparative purposes.

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

The following summary of the Market Strategy division's operations prior to the Measurement Date have been presented net in the Company's consolidated statement of income for the three months ended March 31, 2000 (amounts in thousands):

                                                           2000
                                                        -----------

      Revenue                                            $  6,607
                                                        ===========

      Loss from discontinued operations
        before income tax benefit                        $ (1,403)

      Income tax benefit                                     (499)
                                                        -----------
      Loss from discontinued operations,
        net of income tax benefit                        $   (904)
                                                        ===========

During the three months ended March 31, 2001, the Company recorded a $20.8 million loss (net of a tax benefit of $2.9 million), or $0.81 loss per share on a diluted basis, on the disposal of the Market Strategy division. This loss reflected management's estimate of the difference between the net assets of the Market Strategy division over the proceeds from the divestiture and the estimated operating losses from the Measurement Date through the completion of the divestiture.

4.   Acquisition:

In February 2001, the Company merged NCO Portfolio Management, Inc. ("NCO Portfolio"), its wholly owned subsidiary, with Creditrust Corporation ("Creditrust") to form a new public entity focused on the purchase of accounts receivable. After the merger, the Company owned approximately 63% of the outstanding stock of NCO Portfolio, subject to certain adjustments. The Company's contribution to the NCO Portfolio merger consisted of $25.0 million of purchased accounts receivable. As part of the acquisition, NCO Portfolio signed a ten-year service agreement that appointed the Company as the sole provider of collection services to NCO Portfolio. The Company has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. In connection with the acquisition, NCO Group amended its credit agreement with Mellon Bank, N.A. to make $50.0 million of its credit facility available for the use of NCO Portfolio. Upon completion of the acquisition, NCO Group borrowed $36.3 million for NCO Portfolio under this credit facility.

5.   Comprehensive (Loss) Income:

Comprehensive (loss) income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity. The Company's comprehensive (loss) income for the three months ended March 31, 2000 and 2001 was as follows (amounts in thousands):

                                                     2000          2001
                                                  ----------    ---------

      Net (loss) income                           $  (10,325)   $  12,277

      Foreign currency translation adjustment             (5)      (2,261)
                                                  ----------    ---------
      Comprehensive (loss) income                 $  (10,330)   $  10,016
                                                  ==========    =========

6.   Purchased Accounts Receivable:

The Company purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in purchased accounts receivable for the year ended December 31, 2000 and for the three months ended March 31, 2001:

                                                    December 31,    March 31,
                                                        2000          2001
                                                     ---------     ---------

Balance, at beginning of period                      $   4,694     $  31,480

Purchased accounts receivable acquired
  from Creditrust                                         --          98,988
Purchases of accounts receivable                        31,351        14,287
Collections on purchased accounts receivable           (17,716)      (19,253)
Revenue recognized                                      13,151        12,618
                                                     ---------     ---------
Balance, at end of period                            $  31,480     $ 138,120
                                                     =========     =========

To the extent that the carrying amount of a static pool exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. As of December 31, 2000 and March 31, 2001, no valuation allowance has been recorded.

7.   Funds Held on Behalf of Clients:

In the course of the Company's regular business activities as a provider of accounts receivable management services, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $54.1 million and $68.2 million at December 31, 2000 and March 31, 2001, respectively, have been shown net of their offsetting liability for financial statement presentation.

8.   Long-Term Debt:

     Revolving Credit Facility

The Company has a credit agreement with Mellon Bank, N.A. ("Mellon Bank"), for itself and as administrative agent for other participating lenders, that provides for borrowings up to $350.0 million, structured as a $350.0 million revolving credit facility. At the option of NCO, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 0.25% to 0.50% that is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Mellon Bank's prime rate was 8.00% at March 31, 2001), or the London InterBank Offered Rate ("LIBOR") plus a margin of 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 5.08% at March 31, 2001). The Company is charged a fee on the unused portion of the credit facility ranging from 0.13% to 0.38% depending on the Company's consolidated funded debt to EBITDA ratio.

In connection with the merger of Creditrust into NCO Portfolio, the Company amended its revolving credit facility to allow the Company to provide NCO Portfolio with a $50 million revolving line of credit in the form of a sub-facility under its existing credit facility. At the option of NCO, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 1.25% to 1.50% that is determined quarterly based upon the Company's consolidated funded debt to EBITDA ratio, or LIBOR plus a margin of 2.25% to 3.25% depending on the Company's consolidated funded debt to EBITDA ratio.

Borrowings are collateralized by substantially all the assets of the Company, including the common stock of NCO Portfolio, and certain assets of NCO Portfolio. The balance under the revolving credit facility shall become due on May 20, 2004. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions and distributions to shareholders.

     Securitized Debt

The Company has assumed three securitized notes payable in connection with the acquisition of Creditrust. These notes payable were originally established to fund the purchase of accounts receivable. Each of the notes payable is non-recourse, secured by a pool of purchased accounts receivable, and is bound by an indenture and servicing agreement. Pursuant to the acquisition, the trustee appointed NCO Group as the successor servicer for each pool of purchased accounts receivables. When the notes payable were established, a separate special purpose finance subsidiary was created to house the assets and debt.

The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of LIBOR plus 0.65% per annum, and the final due date of all payments under the facility is March 2005. A $900,000 liquidity reserve is included in restricted cash as of March 31, 2001, and restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $257,000 for the period from February 21, 2001 to March 31, 2001. As of March 31, 2001, the amount outstanding on the facility was $20.3 million. The note issuer, Asset Guaranty Insurance Company, has been guaranteed against loss by NCO Portfolio for up to $4.5 million, which will be reduced if and when reserves and residual cash flows from another securitization are posted as additional collateral for this facility.

The second securitized note ("SPV99-1 Financing") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 Financing carries interest at 9.43% per annum, with a final payment date of August 2004. A $225,000 liquidity reserve is included in restricted cash as of March 31, 2001, and restricted as to use until the facility is retired. Interest expense and trustee fees aggregated $141,000 for the period from February 21, 2001 to March 31, 2001. As of March 31, 2001, the amount outstanding on the facility was $12.7 million.

The third securitized note ("SPV99-2 Financing") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 Financing carries interest at 15.00% per annum, with a final payment date of December 2004. Interest expense and trustee fees aggregated $421,000 for the period from February 21, 2001 to March 31, 2001. As of March 31, 2001, the amount outstanding on the facility was $28.1 million.

9.   Earnings Per Share:

Basic earnings per share ("EPS") were computed by dividing the income from continuing operations and the net (loss) income for the three months ended March 31, 2000 and 2001, by the weighted average number of shares outstanding. Diluted EPS were computed by dividing the income from continuing operations and the net
(loss) income for the three months ended March 31, 2000 and 2001, by the weighted average number of shares outstanding plus all common equivalent shares. Outstanding options, warrants and convertible securities have been utilized in calculating diluted net (loss) income per share only when their effect would be dilutive.

The reconciliation of basic to diluted weighted average shares outstanding for the three months ended March 31, 2000 and 2001 consisted of the following (amounts in thousands):

                                           2000        2001
                                         ---------   ---------

         Basic                             25,540      25,687
         Dilutive effect of warrants          108         154
         Dilutive effect of options           204         499
                                         ---------   ---------
         Diluted                           25,852      26,340
                                         =========   =========

10.  Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the three months ended March 31, 2000 and 2001 (amounts in thousands):

                                                           2000      2001
                                                           ----      ----
         Non-cash investing and financing activities:
              Fair value of assets acquired                $ -     $121,511
              Liabilities assumed from acquisitions          -      106,627

11.  Segment Reporting:

During the first nine months of 2000, the Company was organized into operating divisions that were focused on the operational delivery of services. The Company's focus on the operational delivery of services allowed it to take advantage of significant cross-selling opportunities and enhance the level of service provided to its clients. The operating divisions during the first nine months of 2000 included Accounts Receivable Management Services, Technology-Based Outsourcing, and International Operations. During 2000, the continued integration of the Company's infrastructure facilitated the further reduction of the operating divisions from three to two. Effective October 1, 2000, the new operating divisions included U.S. Operations (formerly Accounts Receivable Management Services and Technology-Based Outsourcing) and International Operations. Each of these divisions will maintain industry specific functional groups including healthcare, commercial, banking, retail, education, utilities, telecommunications, and government. The Company created the Portfolio Management division as a result of the February 2001 acquisition of Creditrust. Prior to the acquisition, NCO's portfolio business was part of the U.S. operations division. The segment information for the three months ended March 31, 2000, has been restated to reflect the three continuing operating segments.

The accounting policies of the segments are the same as those described in Note 2, "Accounting Policies." Segment data include a charge allocating corporate overhead costs to each of the operating segments based on revenue and employee headcount.

The U.S Operations division provides accounts receivable management services to consumer and commercial accounts for all market segments, serving clients of all sizes in local, regional and national markets. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, delivering cost-effective receivables and customer relationship management solutions to all market segments, serving clients of all sizes in local, regional and national markets. The U.S. Operations division had total assets, net of any intercompany balances, of $704.5 million and $714.4 million at December 31, 2000 and March 31, 2001, respectively.

The Portfolio Management division purchases and manages defaulted consumer receivables from credit grantors, including banks, finance companies, retail merchants and other service providers. The Portfolio Management division had total assets, net of any intercompany balances, of $32.1 million and $157.2 million at December 31, 2000 and March 31, 2001, respectively.

The International Operations division provides accounts receivable management services across Canada and the United Kingdom. The International Operations division had total assets, net of any intercompany balances, of $47.4 million and $45.7 million at December 31, 2000 and March 31, 2001, respectively.

The following tables represent the revenue, payroll and related expenses, selling, general and administrative expenses, and earnings before interest, taxes, depreciation, and amortization ("EBITDA") for each segment for the three months ended March 31, 2000 and 2001. EBITDA is used by the Company's management to measure the segments' operating performance and is not intended to report the segments' operating results in conformity with generally accepted accounting principles.

                                                    For the three months ended March 31, 2000
                                                        (amounts in thousands)
                                --------------------------------------------------------------------
                                                                      Selling,
                                                   Payroll and       General and
                                    Revenue      Related Expenses   Admin. Expenses        EBITDA
                                ---------------  ----------------  ----------------   --------------
U.S. Operations                       $ 136,113          $ 66,202          $ 39,185         $ 30,726
Portfolio Management                        890                74               523              293
International Operations                  7,511             4,370             2,366              775
Eliminations                              (516)               -               (516)               -
                                ---------------  ----------------  ----------------   --------------
Total                                 $ 143,998          $ 70,646          $ 41,558         $ 31,794
                                ===============  ================  ================   ==============

                                               For the three months ended March 31, 2001
                                                        (amounts in thousands)
                                --------------------------------------------------------------------
                                                                       Selling,
                                                   Payroll and        General and
                                    Revenue      Related Expenses  Admin. Expenses        EBITDA
                                ---------------  ----------------  ----------------   --------------

U.S. Operations                       $ 155,772          $ 78,691          $ 47,929         $ 29,152
Portfolio Management                     12,618               257             6,105            6,256
International Operations                  8,768             4,742             2,440            1,586
Eliminations                            (6,129)             (778)           (5,351)               -
                                ---------------  ----------------  ----------------   --------------

Total                                 $ 171,029          $ 82,912          $ 51,123         $ 36,994
                                ===============  ================  ================   ==============

12.  Subsequent Event:

In April 2001, the Company completed the sale of $125.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006 ("Notes") in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are convertible into NCO common stock at an initial conversion price of $32.92 per share. The Company used the $121.3 million of net proceeds from this offering to repay debt under its revolving credit agreement. In accordance with the terms of the credit agreement, 50% of the net proceeds from the Notes permanently reduced the maximum borrowings available under the revolving credit facility from $350.0 million to $289.4 million.

Item 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations, the Company's growth strategy, the Company's internet and e-commerce strategy, expected increases in operating efficiencies, anticipated trends in the accounts receivable management industry, estimate of future cash flows of purchased accounts receivable, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with the recent expansion of NCO Portfolio Management, Inc., risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks related to purchased accounts receivable, risks associated with technology, the internet and the Company's e-commerce strategy and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, filed March 16, 2001, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Steven L. Winokur, Executive Vice President, Finance/CFO, NCO Group, Inc., 515 Pennsylvania Avenue, Fort Washington, PA 19034.

     Three Months Ended March 31, 2001, Compared to Three Months Ended March 31, 2000

     Revenue. Revenue increased $27.0 million or 18.8% to $171.0 million for the three months ended March 31, 2001, from $144.0 million for the comparable period in 2000. The U.S. Operations, Portfolio Management, and International Operations divisions represented $155.8 million, $12.6 million, and $8.7 million, respectively, of the revenue for the three months ended March 31, 2001.

     The U.S. Operations division's revenue increased $19.7 million, or 14.4%, to $155.8 million for the three months ended March 31, 2001, from $136.1 million for the comparable period in 2000. This increase in the U.S. Operations division's revenue was attributable to the addition of new clients and the growth in business from existing clients.

     The Portfolio Management division's revenue increased $11.7 million, or 1,317.8%, to $12.6 million for the three months ended March 31, 2001, from $890,000 for the comparable period in 2000. This increase in the Portfolio Management division's revenue was partially attributable to an increase in acquisitions of purchased accounts receivable. The remainder of the increase was attributable to the acquisition of Creditrust in February 2001.

     The International Operations division's revenue increased $1.2 million, or 16.7%, to $8.7 million for the three months ended March 31, 2001, from $7.5 million for the comparable period in 2000. This increase in the International Operations division's revenue was primarily attributable to the addition of new clients and growth in business from existing clients.

     Payroll and related expenses. Payroll and related expenses increased $12.3 million to $82.9 million for the three months ended March 31, 2001, from $70.6 million for the comparable period in 2000, but decreased as a percentage of revenue to 48.5% from 49.1%. The overall decrease as a percentage of revenue was the result of the increase in productivity that was achieved through the expansion of predictive dialing equipment and the result of spreading the fixed portion of the payroll cost structure over a larger revenue base. In addition, a portion of the decrease was attributable to the increase in the size of the Portfolio Management division, which has a lower payroll cost structure than the remainder of the Company.

     The payroll and related expenses of the U.S Operations division increased $12.5 million to $78.7 million for the three months ended March 31, 2001, from $66.2 million for the comparable period in 2000, and increased as a percentage of revenue to 50.5% from 48.6%. This increase as a percentage of revenue was primarily the result of a difficult economic and collection environment that necessitated higher payroll costs to achieve collection objectives.

     The payroll and related expenses of the Portfolio Management division increased $183,000 to $257,000 for the three months ended March 31, 2001, from $74,000 for the comparable period in 2000, but decreased as a percentage of revenue to 2.0% from 8.3%. The Portfolio Management division outsources all of its collection services to the U.S. Operations division and, therefore, has a relatively small fixed payroll cost structure. This increase as a percentage of revenue was the result of spreading the fixed cost structure over a larger revenue base.

     The payroll and related expenses of the International Operations division increased $372,000 to $4.7 million for the three months ended March 31, 2001, from $4.4 million for the comparable period in 2000, but decreased as a percentage of revenue to 54.1% from 58.2%. This decrease as a percentage of revenue was partially attributable to the continuing process of rationalizing staff levels, as well as an increase in productivity that was achieved through the expansion of our use of predictive dialing equipment. In addition, a portion of the decrease was the result of spreading the fixed portion of the payroll cost structure over a larger revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $9.5 million to $51.1 million for the three months ended March 31, 2001, from $41.6 million for the comparable period in 2000, and increased as a percentage of revenue to 29.9% from 28.9%. This increase as a percentage of revenue was primarily the result of a difficult economic and collection environment that necessitated additional collection costs to achieve revenue objectives.

     Depreciation and amortization. Depreciation and amortization increased to $9.0 million for the three months ended March 31, 2001 from $7.5 million for the comparable period in 2000. This increase consisted of depreciation resulting from normal capital expenditures made in the ordinary course of business during 2000. These capital expenditures included purchases associated with our planned migration towards a single, integrated information technology platform, and predictive dialers and other equipment required to expand our infrastructure to handle future growth.

     Other income (expense). Interest and investment income increased $413,000 to $916,000 for the three months ended March 31, 2001 over the comparable period in 2000. This increase was primarily attributable to increases in operating cash and funds held on behalf of clients, and the implementation of our new cash investment strategy. Interest expense increased to $7.4 million for the three months ended March 31, 2001, from $6.4 million for the comparable period in 2000. This increase was partially attributable to the Portfolio Management division borrowing $36.3 million in connection with the February 2001 acquisition of Creditrust Corporation ("Creditrust"). In addition, a portion of the increase was attributable to interest from securitized debt that was assumed as part of the Creditrust acquisition. A portion of these increases was offset by debt repayments made during 2000 and the first quarter of 2001. During the three months ended March 31, 2000, the Company recorded insurance proceeds of approximately $1.3 million for flood and telephone outages experienced in the fourth quarter of 1999.

     Income tax expense. Income tax expense for the three months ended March 31, 2001 increased to $8.7 million, or 40.2% of income before income tax expense, from $8.3 million, or 42.0% of income before income tax expense, for the comparable period in 2000. The decrease in the effective tax rate was primarily attributable to the expansion of the Portfolio Management division, which has a lower effective tax rate than the remainder of the Company. In addition, a portion of the decrease in the effective tax rate was the result of the implementation of certain tax savings initiatives during the fourth quarter of 2000.

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

     Liquidity and Capital Resources

     Historically, the Company's primary sources of cash have been bank borrowings, public offerings, and cash flows from operations. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of receivables, and working capital to support the Company's growth.

     Cash Flows from Operating Activities. Cash provided by operating activities was $25.2 million for the three months ended March 31, 2001, compared to $1.5 million for the comparable period in 2000. The increase in cash provided by operations was attributable to a smaller increase in accounts receivable, a larger increase in deferred income taxes, and smaller decreases in corporate taxes payable and other long-term liabilities. The smaller increase in accounts receivable was achieved by the allocation of additional resources to mitigate the spike in accounts receivable that normally accompanies the seasonal increase in revenue. The increase in the deferred income taxes was primarily the result of the expansion of the Portfolio Management division, which generates deferred income tax liabilities. The smaller decrease in corporate taxes payable was the result of larger tax payments and the implementation of certain tax savings initiatives during the fourth quarter of 2000.

     Cash Flows from Investing Activities. Cash used in investing activities was $23.0 million for the three months ended March 31, 2001, compared to $16.0 million for the comparable period in 2000. The increase was due primarily to cash paid in 2001 to acquire Creditrust and an increase in the purchase of delinquent receivables. These increases were partially offset by an increase in collections applied to the principal of purchased accounts receivable.

     Capital expenditures were $7.8 million for the three months ended March 31, 2001, compared to $9.8 million for the same period in 2000.

     Cash Flows from Financing Activities. Cash provided by financing activities was $11.0 million for the three months ended March 31, 2001, compared to cash used in financing activities of $391,000 for the same period in 2000. During the first three months of 2001, the primary source of cash from financing activities was the borrowings under the revolving credit facility made in connection with the Creditrust acquisition that were used to repay the acquired notes payable, finance purchased accounts receivable, and repay other acquisition related liabilities.

     Credit Facility. The Company has a credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders, to provide for borrowings up to $350.0 million, structured as a $350.0 million revolving credit facility. At the Company's option, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 0.25% to 0.50% that is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization, also referred to as EBITDA, ratio (Mellon Bank's prime rate was 8.00% at March 31, 2001), or the London InterBank Offered Rate, also referred to as LIBOR, plus a margin of 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 5.08% at March 31, 2001). As of March 31, 2001, there was $12.7 million available on the revolving credit facility.

     In connection with the merger of Creditrust into NCO Portfolio, the Company amended its revolving credit facility to allow the Company to provide NCO Portfolio with a $50 million revolving line of credit in the form of a sub-facility under its existing credit facility. At the option of NCO, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 1.25% to 1.50% that is determined quarterly based upon the Company's consolidated funded debt to EBITDA ratio, or LIBOR plus a margin of 2.25% to 3.25% depending on the Company's consolidated funded debt to EBITDA ratio. As of March 31, 2001, there was $41.6 million outstanding under the NCO Portfolio sub-facility.

     Borrowings are collateralized by substantially all the assets of the Company, including the common stock of NCO Portfolio, and certain assets of NCO Portfolio. The balance under the revolving credit facility shall become due on May 20, 2004. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of March 31, 2001, there was $12.7 million available on the revolving credit facility.

     In April 2001, the Company completed the sale of $125.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006 ("Notes") in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are convertible into NCO common stock at an initial conversion price of $32.92 per share. The Company used the $121.3 million of net proceeds from this offering to repay debt under its revolving credit agreement. In accordance with the terms of the credit agreement, 50% of the net proceeds from the Notes permanently reduced the maximum borrowings available under the revolving credit facility from $350.0 million to $289.4 million. The Notes are expected to dilute earnings per share for the last nine months of 2001 by a range of approximately $0.08 to $0.10 per share.

     Management believes that funds generated from operations, together with existing cash and available borrowings under the credit agreement will be sufficient to finance current operations, planned capital expenditure requirements, and internal growth at least through the next twelve months. However, additional debt or equity financing could be required if any other significant acquisitions for cash are made during that period.

     Market Risk

     The Company is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, and changes in corporate tax rates. A 25 basis-point increase in interest rates could increase annual interest expense by $250,000 for each $100 million of variable debt outstanding for the entire year. The Company employs risk management strategies that may include the use of derivatives such as interest rate swap agreements, interest rate ceilings and floors, and foreign currency forwards and options to manage these exposures. The fair value of the interest rate collar agreements was determined to be immaterial at December 31, 2000 and March 31, 2001.

     Goodwill

     The Company's balance sheet includes amounts designated as "intangibles", which are predominantly comprised of "goodwill'. Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses, based on their respective fair values at the date of acquisition. Accounting principles generally accepted in the United States require that this and all other intangible assets be amortized over the period benefited. Management has determined that period to be from 15 to 40 years based on the attributes of each acquisition.

     As of March 31, 2001, the Company's balance sheet included goodwill that represented approximately 57.4% of total assets and 131.8% of shareholders' equity.

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

     Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. Statement No. 140, which replaces FASB No. 125, requires transfers of financial assets and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 to de-recognize the assets when control has been surrendered, and to de-recognize liabilities only when they have been extinguished. The Company will adopt Statement No. 140 in the second quarter of 2001. Management does not expect the adoption of the statement to have a material impact on the consolidated financial statements.

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

Item 2.  Changes in Securities

         On April 4, 2001, the Company issued a total of $125,000,000 principal amount of 4.75% convertible subordinated notes due 2006 (the "Notes"). The Company issued and sold these Notes to Deutsche Bank Alex. Brown Inc., as the initial purchaser (the "Initial Purchaser"), in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company sold the Notes to the Initial Purchasers at a discount of three percent, for an aggregate discount of $3.75 million. The Initial Purchasers represented to the Company that it was a "qualified institutional buyer" (as such term is defined in Rule 144A under the Securities Act). The Notes are convertible into approximately 3.8 million shares of the Company's common stock at a conversion price of $32.92 per share, subject to adjustment upon certain events described in the Indenture, at any time on or after July 3, 2001, through maturity, unless previously redeemed or repurchased. The Notes mature on April 15, 2006.

         The Initial Purchaser advised the Company that they proposed to resell the Notes (1) in the United States only to "qualified institutional buyers" in reliance on the exemption from registration under Rule 144A and (2) outside the United States to certain non-United States persons in offshore transactions in reliance on Rule 904 of Regulation S under the Securities Act. The Notes and the shares of common stock issuable upon conversion constitute "restricted securities" within the meaning of Rule 144. The Company's Confidential Offering Memorandum and related offering documents and agreements imposed certain restrictions on the resale or other transfer of the Notes and shares necessary for the availability of the exemptions from registration under the Securities Act referred to above. In accordance with the terms of the Note Purchase Agreement, the Company is required to file not later than July 3, 2001, a registration statement on Form S-3 under the Securities Act to register the Notes and shares for resale by the holders.

         The net proceeds of the Note offering of approximately $121.25 million were used to repay debt under the Company's Credit Agreement with Mellon Bank.

Item 3.  Defaults Upon Senior Securities

     None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders

     None - not applicable

Item 5.  Other Information

     None - not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         4.1 Purchase Agreement dated as of March 29, 2001, between Deutsche Bank Alex. Brown Inc. and NCO Group, Inc.

         4.2 Indenture dated as of April 4, 2001, between NCO Group, Inc. and Bankers Trust Company, as Trustee.

         4.3 Registration Rights Agreement dated as of April 4, 2001 Deutsche Bank Alex. Brown Inc. and NCO Group, Inc.

         4.4      Global Note dated April 4, 2001 of NCO Group, Inc.

         99.1     Consolidating Schedule

     (b) Reports on Form 8-K

              Date of Report        Item Reported
              --------------        -------------

              3/5/01                Item 2 - Creditrust Corporation acquisition
                                    Item 5 - Investor Guidance for 2001

              3/14/01               Item 7 - Creditrust Corporation acquisition

              4/10/01               Item 5 - Issuance of Convertible Debt

              5/4/01                Item 7 - Creditrust Corporation acquisition

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 15, 2001                 By:  /s/ Michael J. Barrist
                                           ----------------------
                                           Michael J. Barrist
                                           Chairman of the Board, President
                                           and Chief Executive Officer
                                           (principal executive officer)



Date:    May 15, 2001                 By:  /s/ Steven L. Winokur
                                           ---------------------
                                           Steven L. Winokur
                                           Executive Vice President, Finance,
                                           Chief Financial Officer and
                                           Treasurer