Form 10-Q
period 2001-06-30
NCO GROUP INC
filed 2001-08-14
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001, or

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

                                 Yes _X_  No ___

         The number of shares outstanding of each of the issuer's classes of common stock was 25,811,238 shares common stock, no par value, outstanding as of August 14, 2001.

                                 NCO GROUP, INC.
                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

  Item 1 CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

         Consolidated Balance Sheets -
           December 31, 2000 and June 30, 2001                                 1

         Consolidated Statements of Income -
           Three months and six months ended June 30, 2000 and 2001            2

         Consolidated Statements of Cash Flows -
           Six months ended June 30, 2000 and 2001                             3

         Notes to Consolidated Financial Statements                            4

  Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        13

  Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                    19

PART II - OTHER INFORMATION                                                   20

  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Shareholders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K

Part 1 - Financial Information
Item 1 - Financial Statements
                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                                        June 30,
                                                                                  December 31,            2001
                                               ASSETS                                 2000            (Unaudited)
                                                                                  ------------        -----------
Current assets:
  Cash and cash equivalents                                                        $  13,490          $  20,401
  Restricted cash                                                                          -              1,125
  Accounts receivable, trade, net of allowance for
    doubtful accounts of $7,080 and $6,435, respectively                              93,971            105,765
  Purchased accounts receivable, current portion                                      10,861             37,310
  Deferred income taxes                                                                2,287              7,113
  Other current assets                                                                 7,925              8,959
                                                                                   ---------          ---------
     Total current assets                                                            128,534            180,673

Funds held on behalf of clients

Property and equipment, net                                                           66,401             72,447

Other assets:
  Intangibles, net of accumulated amortization                                       536,750            532,595
  Purchased accounts receivable, net of current portion                               23,614            105,152
  Notes receivable                                                                    18,250             18,250
  Other assets                                                                        10,457             18,094
                                                                                   ---------          ---------
     Total other assets                                                              589,071            674,091
                                                                                   ---------          ---------
Total assets                                                                       $ 784,006          $ 927,211
                                                                                   =========          =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Long-term debt, current portion                                                  $     642          $  23,564
  Corporate taxes payable                                                              1,328                300
  Accounts payable                                                                    12,360             13,191
  Accrued expenses                                                                    19,168             29,907
  Accrued compensation and related expenses                                           15,304             17,746
                                                                                   ---------          ---------
     Total current liabilities                                                        48,802             84,708

Funds held on behalf of clients

Long-term liabilities:
  Long-term debt, net of current portion                                             303,920            373,610
  Deferred income taxes                                                               40,549             37,421
  Other long-term liabilities                                                          4,309              5,390

Minority interest                                                                          -             18,933

Shareholders' equity:
  Preferred stock, no par value, 5,000 shares authorized,
     no shares issued and outstanding                                                      -                  -
  Common stock,  no par value, 50,000 shares authorized,
     25,627 and 25,811 shares issued and outstanding, respectively                   316,372            320,800
  Other comprehensive loss                                                            (1,525)            (1,956)
  Retained earnings                                                                   71,579             88,305
                                                                                   ---------          ---------
     Total shareholders' equity                                                      386,426            407,149
                                                                                   ---------          ---------
Total liabilities and shareholders' equity                                         $ 784,006          $ 927,211
                                                                                   =========          =========

                            See accompanying notes.

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                    For the Three Months                   For the Six Months
                                                                        Ended June 30,                        Ended June 30,
                                                                ------------------------------         -----------------------------
                                                                   2000                2001               2000               2001
                                                                ----------          ----------         ----------         ----------
Revenue                                                         $ 154,048           $ 183,275          $ 298,046          $ 354,304

Operating costs and expenses:
     Payroll and related expenses                                  73,842              99,475            144,488            182,387
     Selling, general, and administrative expenses                 46,135              58,164             87,693            109,287
     Depreciation and amortization expense                          7,973               9,623             15,518             18,577
                                                                ---------           ---------          ---------          ---------
          Total operating costs and expenses                      127,950             167,262            247,699            310,251
                                                                ---------           ---------          ---------          ---------

Income from operations                                             26,098              16,013             50,347             44,053

Other income (expense):
     Interest and investment income                                   463                 888                966              1,804
     Interest expense                                              (6,394)             (7,295)           (12,815)           (14,716)
     Other income                                                       -                   -              1,313                  -
                                                                ---------           ---------          ---------          ---------
          Total other income (expense)                             (5,931)             (6,407)           (10,536)           (12,912)
                                                                ---------           ---------          ---------          ---------

Income before income tax expense                                   20,167               9,606             39,811             31,141

Income tax expense                                                  8,544               3,719             16,795             12,385
                                                                ---------           ---------          ---------          ---------

Income from continuing operations before
  minority interest                                                11,623               5,887             23,016             18,756

Minority interest                                                       -              (1,438)                 -             (2,030)
                                                                ---------           ---------          ---------          ---------

Income from continuing operations                                  11,623               4,449             23,016             16,726

Discontinued operations, net of income taxes:
     Loss from discontinued operations                                (71)                  -               (975)                 -
     Loss on disposal of discontinued operations                        -                   -            (20,814)                 -
                                                                ---------           ---------          ---------          ---------

Net income                                                      $  11,552           $   4,449          $   1,227          $  16,726
                                                                =========           =========          =========          =========
Income from continuing operations per share:
     Basic                                                      $    0.45           $    0.17          $    0.90          $    0.65
     Diluted                                                    $    0.45           $    0.17          $    0.89          $    0.63

Net income per share:
     Basic                                                      $    0.45           $    0.17          $    0.05          $    0.65
     Diluted                                                    $    0.45           $    0.17          $    0.05          $    0.63

Weighted average shares outstanding:
     Basic                                                         25,579              25,781             25,560             25,734
     Diluted                                                       25,922              26,229             25,887             28,100

                            See accompanying notes.

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                         For the Six Months
                                                                                            Ended June 30,
                                                                                   -----------------------------
                                                                                     2000                 2001
                                                                                   --------             --------
Cash flows from operating activities:
  Income from continuing operations                                                $ 23,016             $ 16,726
  Adjustments to reconcile income from continuing
    operations to net cash provided by
    continuing operating activities:
      Depreciation                                                                    6,964                9,710
      Amortization of intangibles                                                     8,554                8,867
      Provision for doubtful accounts                                                 2,185                2,202
      Impairment of purchased accounts receivable                                         -                  463
      Minority interest                                                                   -                2,030
      Changes in operating assets and liabilities,
        net of acquisitions:
          Restricted cash                                                                 -                2,555
          Accounts receivable, trade                                                (13,726)             (14,157)
          Deferred income taxes                                                       3,048                4,027
          Other assets                                                               (5,129)              (4,101)
          Accounts payable and accrued expenses                                      (1,171)               8,327
          Corporate taxes payable                                                    (4,597)                (208)
          Other long-term liabilities                                                (4,279)               1,081
                                                                                   --------             --------
             Net cash provided by continuing operating activities                    14,865               37,522

          Net cash provided by discontinued
            operating activities                                                      1,384                    -
                                                                                   --------             --------
             Net cash provided by operating activities                               16,249               37,522

Cash flows from investing activities:
  Acquisition of purchased accounts receivable                                      (13,211)             (26,319)
  Collections applied to principal of purchased
    accounts receivable                                                               1,978               16,306
  Purchase of property and equipment                                                (15,906)             (13,491)
  Investment in consolidated subsidiary by minority interest                              -                2,320
  Net cash paid for pre-acquisition liabilities and
    acquisition related costs                                                       (10,000)             (11,077)
                                                                                   --------             --------
             Net cash used in investing activities                                  (37,139)             (32,261)

Cash flows from financing activities:
  Repayment of notes payable                                                           (816)             (10,740)
  Repayment of acquired notes payable                                                     -              (20,084)
  Borrowings under revolving credit agreement                                             -               51,330
  Repayment of borrowings under revolving credit agreement                          (10,000)            (142,350)
  Payment of fees to acquire new debt                                                     -               (5,055)
  Proceeds from issuance of convertible debt                                              -              125,000
  Issuance of common stock, net                                                       1,009                3,647
                                                                                   --------             --------
             Net cash (used in) provided by financing activities                     (9,807)               1,748

Effect of exchange rate on cash                                                          41                  (98)
                                                                                   --------             --------

Net (decrease) increase in cash and cash equivalents                                (30,656)               6,911

Cash and cash equivalents at beginning of period                                     50,513               13,490
                                                                                   --------             --------
Cash and cash equivalents at end of period                                         $ 19,857             $ 20,401
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

2.   Accounting Policies:

     Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2001.

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

Proceeds from the sale of accounts within a static pool are accounted for as collections in that static pool. Collections on replacement accounts received from the originator of the loans are included as collections in the corresponding static pools. The discount between the cost of each static pool and the face value of the static pool is not recorded since the Company expects to collect a relatively small percentage of each static pool's face value.

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

The static pools of purchased accounts receivable are comprised of distressed debt. Collection results are not guaranteed until received; accordingly, for tax purposes, any gain on a particular static pool is deferred until the full cost of its acquisition is recovered. Revenue for financial reporting purposes is recognized over the life of the static pool. Deferred tax liabilities arise from income tax deferrals created during the early stages of the static pool. These deferrals reverse after the cost basis of the static pool is recovered. The creation of new tax deferrals from future purchases of static pools are expected to offset the reversal of the deferrals from static pools where the collections have become fully taxable.

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

     Reclassifications:

Certain amounts for the six months ended June 30, 2000, have been reclassified for comparative purposes.

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

The following summary of the Market Strategy division's operations prior to the Measurement Date have been presented net in the Company's consolidated statement of income for the three months and six months ended June 30, 2000 (amounts in thousands):

                                              Three months ended       Six months ended
                                                 June 30, 2000          June 30, 2000
                                              ------------------       ----------------
     Revenue
                                                    $ 1,195                 $ 7,802
                                                    =======                 =======

     Loss from discontinued operations
       before income tax benefit                    $   (95)                $(1,498)

     Income tax benefit                                 (24)                   (523)
                                                    -------                 -------
     Loss from discontinued operations,
       net of income tax benefit                    $   (71)                $  (975)
                                                    =======                 =======

During the six months ended June 30, 2000, the Company recorded a $20.8 million loss (net of a tax benefit of $2.9 million), or $0.80 loss per share on a diluted basis, on the disposal of the Market Strategy division. This loss reflected management's estimate of the difference between the net assets of the Market Strategy division over the proceeds from the divestiture and the estimated operating losses from the Measurement Date through the completion of the divestiture.

4.   Acquisition:

In February 2001, the Company merged NCO Portfolio Management, Inc. ("NCO Portfolio"), its wholly owned subsidiary, with Creditrust Corporation ("Creditrust") to form a new public entity focused on the purchase of accounts receivable. After the merger, the Company owned approximately 63% of the outstanding stock of NCO Portfolio, subject to certain adjustments. The Company's contribution to the NCO Portfolio merger consisted of $25.0 million of purchased accounts receivable. As part of the acquisition, NCO Portfolio signed a ten-year service agreement that appointed the Company as the sole provider of collection services to NCO Portfolio. The Company has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. In connection with the acquisition, NCO Group amended its credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders, to make $50.0 million of its credit facility available for the use of NCO Portfolio. Upon completion of the acquisition, NCO Group borrowed $36.3 million for NCO Portfolio under this credit facility.

The following summarizes the unaudited pro forma results of operations for the six months ended June 30, 2000 and 2001, assuming the Creditrust acquisition occurred as of the beginning of the respective periods. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands):

                                               For the six months ended June 30,
                                               ---------------------------------
                                                   2000                  2001
                                               -----------           -----------

     Revenue                                     $326,376             $357,884
     Net income                                  $(34,782)            $  7,758
     Earnings per share - basic                  $  (1.36)            $   0.30
     Earnings per share - diluted                $  (1.36)            $   0.30

5.   Comprehensive Income:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity. The Company's comprehensive income for the three months and six months ended June 30, 2000 and 2001 was as follows (amounts in thousands):

                                                    For the three months            For the six months
                                                       ended June 30,                 ended June 30,
                                                    --------------------            ------------------
                                                      2000         2001               2000      2001
                                                    --------     -------            -------   --------
     Net income                                     $ 11,552     $ 4,449            $ 1,227   $ 16,726

     Foreign currency translation adjustment            (634)      1,830               (639)      (431)
                                                    --------     -------            -------   --------
     Comprehensive income                           $ 10,918     $ 6,279            $   588   $ 16,295
                                                    ========     =======            =======   ========

6.   Purchased Accounts Receivable:

The Company purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in purchased accounts receivable for the year ended December 31, 2000 and for the six months ended June 30, 2001:

                                                       December 31,    June 30,
                                                           2000          2001
                                                       ------------   ----------
     Balance, at beginning of period                    $  6,719      $  34,475

     Purchased accounts receivable acquired
       from Creditrust                                         -         98,988
     Purchases of accounts receivable                     32,961         26,319
     Collections on purchased accounts receivable        (20,495)       (47,623)
     Revenue recognized                                   15,411         30,797
     Impairment of purchased accounts receivable               -           (463)
     Foreign currency translation adjustment                (121)           (31)
                                                        --------      ---------
     Balance, at end of period                          $ 34,475      $ 142,462
                                                        ========      =========

To the extent that the carrying amount of a static pool exceeds its fair value, an impairment would be recognized as a charge to earnings. After the impairment of a static pool, no revenue is recognized on that static pool, and all collections are treated as a return of capital. During the quarter ended June 30, 2001, an impairment in the amount of $463,000 was recorded as the carrying value of six static pools exceeded their fair value. No revenue will be recorded on these static pools until their carrying amounts have been fully recovered. The combined carry amounts on these static pools after impairment totaled approximately $1.8 million as of June 30, 2001, representing their net realizable value.

7.   Funds Held on Behalf of Clients:

In the course of the Company's regular business activities as a provider of accounts receivable management services, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $54.1 million and $59.4 million at December 31, 2000 and June 30, 2001, respectively, have been shown net of their offsetting liability for financial statement presentation.

8.   Long-Term Debt:

     Revolving Credit Facility

The Company has a credit agreement with Mellon Bank, N.A. ("Mellon Bank"), for itself and as administrative agent for other participating lenders, that originally provided for borrowings up to $350.0 million, structured as a revolving credit facility. The borrowing capacity of the revolving credit facility is subject to mandatory reductions including quarterly reductions of $6.3 million beginning on March 31, 2001 and 50 percent of the net proceeds received from any offering of debt or equity. As of June 30, 2001, the maximum borrowing capacity of the revolving credit agreement was $276.9 million.

At the option of NCO, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 0.25% to 0.50% that is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Mellon Bank's prime rate was 6.75% at June 30, 2001), or the London InterBank Offered Rate ("LIBOR") plus a margin of 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 3.84% at June 30, 2001). The Company is charged a fee on the unused portion of the credit facility ranging from 0.13% to 0.38% depending on the Company's consolidated funded debt to EBITDA ratio.

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

     Convertible Debt

In April 2001, the Company completed the sale of $125.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006 ("Notes") in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are convertible into NCO common stock at an initial conversion price of $32.92 per share. The Company used the $121.3 million of net proceeds from this offering to repay debt under its revolving credit agreement. In accordance with the terms of the credit agreement, 50% of the net proceeds from the Notes permanently reduced the maximum borrowings available under the revolving credit facility.

     Securitized Debt

NCO Portfolio has assumed three securitized notes payable in connection with the acquisition of Creditrust. These notes payable were originally established to fund the purchase of accounts receivable. Each of the notes payable is non-recourse to the Company and NCO Portfolio, secured by a pool of purchased accounts receivable, and is bound by an indenture and servicing agreement. Pursuant to the acquisition, the trustee appointed NCO as the successor servicer for each pool of purchased accounts receivable. When the notes payable were established, a separate special purpose finance subsidiary was created to house the assets and debt.

The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of LIBOR plus 0.65% per annum, and the final due date of all payments under the facility is March 2005. A $900,000 liquidity reserve is included in restricted cash as of June 30, 2001, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $216,000 and $473,000 for the three months ended June 30, 2001 and the period from February 21, 2001 to June 30, 2001, respectively. As of June 30, 2001, the amount outstanding on the facility was $19.4 million. The note issuer, Asset Guaranty Insurance Company, has been guaranteed against loss by NCO Portfolio for up to $4.5 million, which will be reduced if and when reserves and residual cash flows from another securitization are posted as additional collateral for this facility.

The second securitized note ("SPV99-1 Financing") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 Financing carries interest at 9.43% per annum, with a final payment date of August 2004. A $225,000 liquidity reserve is included in restricted cash as of June 30 2001, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $257,000 and $398,000 for the three months ended June 30, 2001 and the period from February 21, 2001 to June 30, 2001, respectively. As of June 30, 2001, the amount outstanding on the facility was $9.6 million.

The third securitized note ("SPV99-2 Financing") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 Financing carries interest at 15.00% per annum, with a final payment date of December 2004. Interest expense, trustee fees and guarantee fees aggregated $1.0 million and $1.4 million for the three months ended June 30, 2001 and the period from February 21, 2001 to June 30, 2001, respectively. As of June 30, 2001, the amount outstanding on the facility was $26.4 million.

9.   Earnings Per Share:

Basic earnings per share ("EPS") were computed by dividing the income from continuing operations and the net income for the three months and six months ended June 30, 2000 and 2001, by the weighted average number of common shares outstanding. Diluted EPS were computed by dividing the income from continuing operations and the net income for the three months and six months ended June 30, 2000 and 2001, by the weighted average number of common shares outstanding plus all common equivalent shares. Outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive. For the three months ended June 30, 2001, the common stock to be issued assuming the conversion of the 4.75% convertible notes issued in April 2001 were antidilutive and, therefore, excluded from computing diluted EPS.

The reconciliation of basic to diluted weighted average shares outstanding for the three months and six months ended June 30, 2000 and 2001 was as follows (amounts in thousands):

                                             For the three months ended       For the six months ended
                                                       June 30,                        June 30,
                                                -----------------------        ------------------------
                                                 2000            2001           2000             2001
                                                ------          ------         ------           ------
     Basic                                      25,579          25,781         25,560           25,734
     Dilutive effect of convertible debt            -               -              -             1,815
     Dilutive effect of options                    214             313            209              406
     Dilutive effect of warrants                   129             135            118              145
                                                ------          ------         ------           ------
     Diluted                                    25,922          26,229         25,887           28,100
                                                ======          ======         ======           ======

10.  Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the six months ended June 30, 2000 and 2001 (amounts in thousands):

                                                           2000          2001
                                                          ------        ------

         Non-cash investing and financing activities:
           Fair value of assets acquired                   $   -       $ 121,511
           Liabilities assumed from acquisitions               -         106,627

11.  Segment Reporting:

During the first nine months of 2000, the Company was organized into operating divisions that were focused on the operational delivery of services. The Company's focus on the operational delivery of services allowed it to take advantage of significant cross-selling opportunities and enhance the level of service provided to its clients. The operating divisions during the first nine months of 2000 included Accounts Receivable Management Services, Technology-Based Outsourcing, and International Operations. During 2000, the continued integration of the Company's infrastructure facilitated the further reduction of the operating divisions from three to two. Effective October 1, 2000, the new operating divisions included U.S. Operations (formerly Accounts Receivable Management Services and Technology-Based Outsourcing) and International Operations. Each of these divisions will maintain industry specific functional groups including healthcare, commercial, banking, retail, education, utilities, telecommunications, and government. The Company created the Portfolio Management division as a result of the February 2001 acquisition of Creditrust. Prior to the acquisition, NCO's portfolio business was part of the U.S. Operations division. The segment information for the three months and six months ended June 30, 2000, has been restated to reflect the three continuing operating segments.

The accounting policies of the segments are the same as those described in Note 2, "Accounting Policies."

The U.S Operations division provides accounts receivable management services to consumer and commercial accounts for all market segments, serving clients of all sizes in local, regional and national markets. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, delivering cost-effective receivables and customer relationship management solutions to all market segments, serving clients of all sizes in local, regional and national markets. The U.S. Operations division is the exclusive provider of accounts receivable management services to Portfolio Management. U.S. Operations had total assets, net of any intercompany balances, of $704.5 million and $724.8 million at December 31, 2000 and June 30, 2001, respectively.

The Portfolio Management division purchases and manages defaulted consumer receivables from credit grantors, including banks, finance companies, retail merchants and other service providers. Portfolio Management had total assets, net of any intercompany balances, of $32.1 million and $155.5 million at December 31, 2000 and June 30, 2001, respectively.

The International Operations division provides accounts receivable management services across Canada and the United Kingdom. U.S. Operations uses International Operations as a sub-contractor to perform accounts receivable management services to some of its clients. International Operations had total assets, net of any intercompany balances, of $47.4 million and $46.9 million at December 31, 2000 and June 30, 2001, respectively.

The following tables represent the revenue, payroll and related expenses, selling, general, and administrative expenses, and earnings before interest, taxes, depreciation, and amortization ("EBITDA") for each segment for the three months and six months ended June 30, 2000 and 2001. EBITDA is used by the Company's management to measure the segments' operating performance and is not intended to report the segments' operating results in conformity with accounting principles generally accepted in the United States.

                                                    For the three months ended June 30, 2000
                                                             (amounts in thousands)
                                     ------------------------------------------------------------------------
                                                                               Selling,
                                                          Payroll and        General and
                                         Revenue       Related Expenses    Admin. Expenses         EBITDA
                                     ----------------  -----------------  -----------------   ---------------
     U.S. Operations                    $ 144,410           $ 69,629           $ 43,781          $ 31,000
     Portfolio Management                   2,837                 74              1,018             1,745
     International Operations               7,804              4,139              2,339             1,326
     Eliminations                          (1,003)                 -             (1,003)                -
                                        ---------           --------           --------          --------
     Total                              $ 154,048           $ 73,842           $ 46,135          $ 34,071
                                        =========           ========           ========          ========


                                                    For the three months ended June 30, 2001
                                                             (amounts in thousands)
                                     ------------------------------------------------------------------------
                                                                               Selling,
                                                          Payroll and        General and
                                         Revenue       Related Expenses    Admin. Expenses         EBITDA
                                     ----------------  -----------------  -----------------   ---------------
     U.S. Operations                    $ 164,842           $ 93,931           $ 54,349          $ 16,562
     Portfolio Management                  17,916                551              8,799             8,566
     International Operations               9,276              6,057              2,711               508
     Eliminations                          (8,759)            (1,064)            (7,695)                -
                                        ---------           --------           --------          --------
     Total                              $ 183,275           $ 99,475           $ 58,164          $ 25,636
                                        =========           ========           ========          ========

                                                    For the six months ended June 30, 2000
                                                             (amounts in thousands)
                                     ------------------------------------------------------------------------
                                                                               Selling,
                                                          Payroll and        General and
                                         Revenue       Related Expenses    Admin. Expenses         EBITDA
                                     ----------------  -----------------  -----------------   ---------------
     U.S. Operations                    $ 280,523          $ 135,831           $ 82,966          $ 61,726
     Portfolio Management                   3,727                148              1,541             2,038
     International Operations              15,315              8,509              4,705             2,101
     Eliminations                          (1,519)                 -             (1,519)                -
                                        ---------          ---------           --------          --------
     Total                              $ 298,046          $ 144,488           $ 87,693          $ 65,865
                                        =========          =========           ========          ========


                                                    For the six months ended June 30, 2001
                                                             (amounts in thousands)
                                     ------------------------------------------------------------------------
                                                                               Selling,
                                                          Payroll and        General and
                                         Revenue       Related Expenses    Admin. Expenses         EBITDA
                                     ----------------  -----------------  -----------------   ---------------
     U.S. Operations                    $ 320,614          $ 172,622          $ 102,278          $ 45,714
     Portfolio Management                  30,534                808             14,904            14,822
     International Operations              18,044             10,799              5,151             2,094
     Eliminations                         (14,888)            (1,842)           (13,046)                -
                                        ---------          ---------           --------          --------
     Total                              $ 354,304          $ 182,387          $ 109,287          $ 62,630
                                        =========          =========           ========          ========

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

         Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000

         Revenue. Revenue increased $29.3 million, or 19.0%, to $183.3 million for the three months ended June 30, 2001, from $154.0 million for the comparable period in 2000. The U.S. Operations, Portfolio Management, and International Operations divisions represented $164.9 million, $17.9 million, and $9.3 million, respectively, of the revenue for the three months ended June 30, 2001. The U.S. Operations' revenue included $7.7 million of revenue earned on services performed for the Portfolio Management division that was eliminated upon consolidation. The International Operations' revenue included $1.1 million of revenue earned on services performed for the U.S. Operations division that was eliminated upon consolidation.

         U.S. Operations' revenue increased $20.5 million, or 14.1%, to $164.9 million for the three months ended June 30, 2001, from $144.4 million for the comparable period in 2000. This increase in the U.S. Operations' revenue was attributable to the addition of new clients and the growth in business from existing clients.

         Portfolio Management's revenue increased $15.1 million, or 531.5%, to $17.9 million for the three months ended June 30, 2001, from $2.8 million for the comparable period in 2000. This increase in the Portfolio Management's revenue was partially attributable to an increase in acquisitions of purchased accounts receivable. The remainder of the increase was attributable to the acquisition of Creditrust in February 2001.

         International Operations' revenue increased $1.5 million, or 18.9%, to $9.3 million for the three months ended June 30, 2001, from $7.8 million for the comparable period in 2000. This increase in the International Operations' revenue was primarily attributable to new sub-contractor services provided for U.S. Operations.

         Payroll and related expenses. Payroll and related expenses increased $25.7 million to $99.5 million for the three months ended June 30, 2001, from $73.8 million for the comparable period in 2000, and increased as a percentage of revenue to 54.3% from 47.9%. A portion of the overall increase as a percentage of revenue was the result of reduced collectibility within the Company's contingent revenue stream. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining its performance for its clients, the Company had to increase spending for payroll costs. In addition, the Company incurred $10.7 million of one-time charges during the second quarter of 2001 related to a comprehensive streamlining of its expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations, severance costs related to terminated employees, and costs related to a decision to change the structure of our healthcare benefit programs from a large, singular benefit platform to individual plans across the country. A portion of these increases was offset by the increase in the size of the Portfolio Management division, which has a lower payroll cost structure than the remainder of the Company.

         The payroll and related expenses of the U.S Operations division increased $24.3 million to $93.9 million for the three months ended June 30, 2001, from $69.6 million for the comparable period in 2000, and increased as a percentage of revenue to 57.0% from 48.2%. A portion of the increase as a percentage of revenue was the result of reduced collectibility within the U.S. Operations' contingent revenue stream. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining its performance for its clients, the Company had to increase spending for payroll costs. In addition, the U.S. Operations incurred $10.0 million of the one-time charges during the second quarter of 2001, as discussed above.

         The payroll and related expenses of the Portfolio Management division increased $477,000 to $551,000 for the three months ended June 30, 2001, from $74,000 for the comparable period in 2000, and increased as a percentage of revenue to 3.1% from 2.6%. The Portfolio Management division outsources all of its collection services to the U.S. Operations division and, therefore, has a relatively small fixed payroll cost structure. However, due to the expansion of this division and the February 2001 acquisition of Creditrust, the Portfolio Management division required additional employees to operate NCO Portfolio Management, Inc. as a separate public company.

         The payroll and related expenses of the International Operations division increased $2.0 million to $6.1 million for the three months ended June 30, 2001, from $4.1 million for the comparable period in 2000, and increased as a percentage of revenue to 65.3% from 53.0%. A portion of the increase as a percentage of revenue was the result of upfront costs related to new projects started in the second quarter of 2001. The increase was also attributable to new sub-contractor services provided to the U.S. Operations at lower margins. In addition, the International Operations incurred $736,000 of the one-time charges during the second quarter of 2001, as discussed above.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $12.1 million to $58.2 million for the three months ended June 30, 2001, from $46.1 million for the comparable period in 2000, and increased as a percentage of revenue to 31.7% from 29.9%. A portion of the overall increase as a percentage of revenue was the result of reduced collectibility within the Company's contingent revenue stream. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining its performance for its clients, the Company had to increase spending for direct costs of collection. These costs included telephone, letter writing and postage, third party servicing fees, credit reporting, skiptracing, and legal and forwarding fees. In addition, the Company incurred $1.8 million of one-time charges during the second quarter of 2001 related to a comprehensive streamlining of its expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily related to real estate obligations for closed facilities and equipment rental obligations.

         Depreciation and amortization. Depreciation and amortization increased to $9.6 million for the three months ended June 30, 2001 from $8.0 million for the comparable period in 2000. This increase consisted of depreciation resulting from normal capital expenditures made in the ordinary course of business during 2000 and 2001. These capital expenditures included purchases associated with our planned migration towards a single, integrated information technology platform, and predictive dialers and other equipment required to expand our infrastructure to handle future growth.

         Other income (expense). Interest and investment income increased $425,000 to $888,000 for the three months ended June 30, 2001 over the comparable period in 2000. This increase was primarily attributable to increases in operating cash and funds held on behalf of clients. Interest expense increased to $7.3 million for the three months ended June 30, 2001, from $6.4 million for the comparable period in 2000. This increase was partially attributable to the Portfolio Management division borrowing $36.3 million in connection with the February 2001 acquisition of Creditrust Corporation ("Creditrust"). In addition, a portion of the increase was attributable to interest from securitized debt that was assumed as part of the Creditrust acquisition. A portion of these increases was offset by a decrease in interest rates and debt repayments made during 2000 and the first half of 2001. In addition, a portion of these increases was offset by the April 2001 sale of $125.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006. The net proceeds of $121.3 million were used to repay debt under the revolving credit agreement.

         Income tax expense. Income tax expense for the three months ended June 30, 2001 decreased to $3.7 million, or 38.7% of income before income tax expense, from $8.5 million, or 42.4% of income before income tax expense, for the comparable period in 2000. A portion of the decrease was attributable to the expansion of the Portfolio Management division, which has a lower effective tax rate than the remainder of the Company. The lower effective tax rate of the Portfolio Management division had a larger impact on the overall effective tax rate for the second quarter of 2001 due to the $12.5 million of one-time charges incurred by the remainder of the Company. In addition, a portion of the decrease was the result of the implementation of certain tax savings initiatives during the fourth quarter of 2000.

         Discontinued operations. On April 14, 2000 (the "Measurement Date"), the Company's Board of Directors approved a plan to divest the Company's Market Strategy division as part of its strategic plan to increase long-term shareholder value and focus on its core business of accounts receivable management services. The Market Strategy division had a loss from operations of $71,000 for the period from April 1, 2000 to the Measurement Date. The operations for the period from the Measurement Date to June 30, 2000 were recorded during the first quarter of 2000 as part of the expected loss on the disposal of the Market Strategy division. The Company completed the divestiture of the Market Strategy division on October 26, 2000.

         Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

         Revenue. Revenue increased $56.3 million, or 18.9%, to $354.3 million for the six months ended June 30, 2001, from $298.0 million for the comparable period in 2000. The U.S. Operations, Portfolio Management, and International Operations divisions represented $320.6 million, $30.5 million, and $18.1 million, respectively, of the revenue for the six months ended June 30, 2001. The U.S. Operations' revenue included $13.0 million of revenue earned on services performed for the Portfolio Management division that was eliminated upon consolidation. The International Operations' revenue included $1.9 million of revenue earned on services performed for the U.S. Operations division that was eliminated upon consolidation.

         U.S. Operations' revenue increased $40.1 million, or 14.3%, to $320.6 million for the six months ended June 30, 2001, from $280.5 million for the comparable period in 2000. This increase in the U.S. Operations' revenue was attributable to the addition of new clients and the growth in business from existing clients.

         Portfolio Management's revenue increased $26.8 million, or 719.3%, to $30.5 million for the six months ended June 30, 2001, from $3.7 million for the comparable period in 2000. This increase in the Portfolio Management's revenue was partially attributable to an increase in acquisitions of purchased accounts receivable. The remainder of the increase was attributable to the acquisition of Creditrust in February 2001.

         International Operations' revenue increased $2.8 million, or 17.8%, to $18.1 million for the six months ended June 30, 2001, from $15.3 million for the comparable period in 2000. This increase in the International Operations' revenue was primarily attributable to the addition of new clients and growth in business from existing clients.

         Payroll and related expenses. Payroll and related expenses increased $37.9 million to $182.4 million for the six months ended June 30, 2001, from $144.5 million for the comparable period in 2000, and increased as a percentage of revenue to 51.5% from 48.5%. A portion of the overall increase as a percentage of revenue was the result of reduced collectibility within the Company's contingent revenue stream. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining its performance for its clients, the Company had to increase spending for payroll costs. In addition, the Company incurred $10.7 million of one-time charges during the second quarter of 2001 related to a comprehensive streamlining of its expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations, severance costs related to terminated employees, and costs related to a decision to change the structure of our healthcare benefit programs from a large, singular benefit platform to individual plans across the country. A portion of these increases was offset by an increase in productivity that was achieved through the expansion of predictive dialing equipment and the result of spreading the fixed portion of the payroll cost structure over a larger revenue base. In addition, a portion of these increases was offset by the increase in the size of the Portfolio Management division, which has a lower payroll cost structure than the remainder of the Company.

         The payroll and related expenses of the U.S Operations division increased $36.8 million to $172.6 million for the six months ended June 30, 2001, from $135.8 million for the comparable period in 2000, and increased as a percentage of revenue to 53.8% from 48.4%. A portion of the increase as a percentage of revenue was the result of reduced collectibility within the U.S. Operations' contingent revenue stream. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining its performance for its clients, the Company had to increase spending for payroll costs. In addition, the U.S. Operations incurred $10.0 million of the one-time charges during the second quarter of 2001, as discussed above.

         The payroll and related expenses of the Portfolio Management division increased $660,000 to $808,000 for the six months ended June 30, 2001, from $148,000 for the comparable period in 2000, but decreased as a percentage of revenue to 2.6% from 4.0%. The Portfolio Management division outsources all of its collection services to the U.S. Operations division and, therefore, has a relatively small fixed payroll cost structure.

         The payroll and related expenses of the International Operations division increased $2.3 million to $10.8 million for the six months ended June 30, 2001, from $8.5 million for the comparable period in 2000, and increased as a percentage of revenue to 59.8% from 55.6%. This increase as a percentage of revenue was primarily attributable to the $736,000 of the one-time charges incurred during the second quarter of 2001, as discussed above.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $21.6 million to $109.3 million for the six months ended June 30, 2001, from $87.7 million for the comparable period in 2000, and increased as a percentage of revenue to 30.8% from 29.4%. A portion of the overall increase as a percentage of revenue was the result of reduced collectibility within the Company's contingent revenue stream. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining its performance for its clients, the Company had to increase spending for direct costs of collection. These costs included telephone, letter writing and postage, third party servicing fees, credit reporting, skiptracing, and legal and forwarding fees. In addition, the Company incurred $1.8 million of one-time charges during the second quarter of 2001 related to a comprehensive streamlining of its expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily related to real estate obligations for closed facilities and equipment rental obligations.

         Depreciation and amortization. Depreciation and amortization increased to $18.6 million for the six months ended June 30, 2001 from $15.5 million for the comparable period in 2000. This increase consisted of depreciation resulting from normal capital expenditures made in the ordinary course of business during 2000 and 2001. These capital expenditures included purchases associated with our planned migration towards a single, integrated information technology platform, and predictive dialers and other equipment required to expand our infrastructure to handle future growth.

         Other income (expense). Interest and investment income increased $838,000 to $1.8 million for the six months ended June 30, 2001 over the comparable period in 2000. This increase was primarily attributable to increases in operating cash and funds held on behalf of clients, and the implementation of our new cash investment strategy. Interest expense increased to $14.7 million for the six months ended June 30, 2001, from $12.8 million for the comparable period in 2000. This increase was partially attributable to the Portfolio Management division borrowing $36.3 million in connection with the February 2001 acquisition of Creditrust Corporation ("Creditrust"). In addition, a portion of the increase was attributable to interest from securitized debt that was assumed as part of the Creditrust acquisition. A portion of these increases was offset by a decrease in interest rates and debt repayments made during 2000 and the first half of 2001. In addition, a portion of these increases was offset by the April 2001 sale of $125.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006. The net proceeds of $121.3 million were used to repay debt under the revolving credit agreement. During the six months ended June 30, 2000, the Company recorded insurance proceeds of approximately $1.3 million for flood and telephone outages experienced in the fourth quarter of 1999.

         Income tax expense. Income tax expense for the six months ended June 30, 2001 decreased to $12.4 million, or 39.8% of income before income tax expense, from $16.8 million, or 42.2% of income before income tax expense, for the comparable period in 2000. A portion of the decrease was attributable to the expansion of the Portfolio Management division, which has a lower effective tax rate than the remainder of the Company. The lower effective tax rate of the Portfolio Management division had a larger impact on the overall effective tax rate for the six months ended June 30, 2001 due to the $12.5 million of one-time charges incurred during the second quarter of 2001 by the remainder of the Company. In addition, a portion of the decrease was the result of the implementation of certain tax savings initiatives during the fourth quarter of 2000.

         Discontinued operations. The Market Strategy division had a loss from operations of $975,000 for the period from January 1, 2000 to the Measurement Date. For the six months ended June 30, 2000, the Company recorded a $20.8 million expected loss on the disposal of the Market Strategy division. The expected loss on disposal included the estimated operations for the period from the Measurement Date to the expected disposal date. The Company completed the divestiture of the Market Strategy division on October 26, 2000.

         Liquidity and Capital Resources

         Historically, the Company's primary sources of cash have been bank borrowings, public offerings, and cash flows from operations. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of receivables, and working capital to support the Company's growth.

         Cash Flows from Operating Activities. Cash provided by operating activities was $37.5 million for the six months ended June 30, 2001, compared to $16.2 million for the comparable period in 2000. The increase in cash provided by operations was primarily attributable to the net effect of the one-time charges incurred during the second quarter of 2001, a smaller decrease in corporate taxes payable, and an increase in long-term liabilities compared to a decrease in the comparable period of 2000. The smaller decrease in corporate taxes payable was the result of larger tax payments during the first six months of 2000 and the implementation of certain tax savings initiatives during the fourth quarter of 2000. The change in long-term liabilities was due to the reduction of acquisition related liabilities during the six months ended June 30, 2000. The increase in cash provided by operating activities was also attributable to an increase in depreciation expense, and the restricted cash and minority interest resulting from the Creditrust acquisition.

         Cash Flows from Investing Activities. Cash used in investing activities was $32.3 million for the six months ended June 30, 2001, compared to $37.1 million for the comparable period in 2000. The decrease was due primarily to an increase in collections applied to the principal of purchased accounts receivable and a decrease in the purchase of property and equipment. These decreases were partially offset by an increase in the purchase of delinquent receivables.

         Capital expenditures were $13.5 million for the six months ended June 30, 2001, compared to $15.9 million for the same period in 2000.

         Cash Flows from Financing Activities. Cash provided by financing activities was $1.7 million for the six months ended June 30, 2001, compared to cash used in financing activities of $9.8 million for the same period in 2000. During the first quarter of 2001, the primary source of cash from financing activities was the borrowings under the revolving credit facility made in connection with the Creditrust acquisition that were used to repay the acquired notes payable, finance purchased accounts receivable, and repay other acquisition related liabilities. During the second quarter of 2001, the Company received $121.3 million of net proceeds from the issuance of convertible debt. These net proceeds were used for the repayment of borrowings under the revolving credit agreement.

         Credit Facility. The Company has a credit agreement with Mellon Bank, N.A. ("Mellon Bank"), for itself and as administrative agent for other participating lenders, that originally provided for borrowings up to $350.0 million, structured as a revolving credit facility. The borrowing capacity of the revolving credit facility is subject to mandatory reductions including quarterly reductions of $6.3 million beginning on March 31, 2001 and 50 percent of the net proceeds received from any offering of debt or equity. As of June 30, 2001, the maximum borrowing capacity of the revolving credit agreement was $276.9 million.

         At the Company's option, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 0.25% to 0.50% that is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization, also referred to as EBITDA, ratio (Mellon Bank's prime rate was 6.75% at June 30, 2001), or the London InterBank Offered Rate, also referred to as LIBOR, plus a margin of 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 3.84% at June 30, 2001). As of June 30, 2001, there was $64.1 million available on the revolving credit facility.

         In connection with the merger of Creditrust into NCO Portfolio, the Company amended its revolving credit facility to allow the Company to provide NCO Portfolio with a $50 million revolving line of credit in the form of a sub-facility under its existing credit facility. At the option of NCO, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 1.25% to 1.50% that is determined quarterly based upon the Company's consolidated funded debt to EBITDA ratio, or LIBOR plus a margin of 2.25% to 3.25% depending on the Company's consolidated funded debt to EBITDA ratio. As of June 30, 2001, there was $6.8 million available on the NCO Portfolio sub-facility.

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

         In April 2001, the Company completed the sale of $125.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006 ("Notes") in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are convertible into NCO common stock at an initial conversion price of $32.92 per share. The Company used the $121.3 million of net proceeds from this offering to repay debt under its revolving credit agreement. In accordance with the terms of the credit agreement, 50% of the net proceeds from the Notes permanently reduced the maximum borrowings available under the revolving credit facility.

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

         Market Risk

         The Company is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, and changes in corporate tax rates. A 25 basis-point increase in interest rates could increase annual interest expense by $250,000 for each $100 million of variable debt outstanding for the entire year. The Company employs risk management strategies that may include the use of derivatives such as interest rate swap agreements, interest rate ceilings and floors, and foreign currency forwards and options to manage these exposures. The fair value of the interest rate collar agreements was determined to be immaterial at December 31, 2000 and June 30, 2001.

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

         As of June 30, 2001, the Company's balance sheet included goodwill that represented approximately 56.5% of total assets and 128.6% of shareholders' equity.

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

         Recent Accounting Pronouncement:

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. FASB 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test will use a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. FASB 142 does not require that goodwill be tested for impairment upon adoption unless an indicator of impairment exists at that date. However, it would require that a benchmark assessment be performed for all existing reporting units within six months of the date of adoption. The new goodwill model would applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded. The Company will adopt FASB 142 in the first quarter of 2002. The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations.

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

Item 3.  Defaults Upon Senior Securities

     None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders

         The Annual Meeting of Shareholders of the Company was held on May 15, 2001. At the Annual Meeting, the shareholders elected William C. Dunkelberg and Allen F. Wise as directors for a term of three years as described below:

                                    Number of Votes
                                -------------------------
                                                Withhold
     Name                       For             Authority
     ----                       ---             ---------
     William C. Dunkelberg      23,119,174      278,670
     Allen F. Wise              23,117,674      280,170

         In addition, the terms of the following directors continued after the Annual Meeting: Michael J. Barrist, Charles C. Piola, Jr., Leo J. Pound, Eric S. Siegel, and Stuart Wolf.

         At the Annual Meeting, the shareholders also approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares by 12,500,000 as follows:

            For             Against        Abstain           Broker Non-Vote
            ---             -------        -------           ---------------
         22,295,800        1,081,023        21,021           0

         At the Annual Meeting, the shareholders also approved an amendment to the 1996 Stock Option Plan as follows:

            For             Against        Abstain           Broker Non-Vote
            ---             -------        -------           ---------------
         17,424,486        5,859,398       113,960           0

Item 5.  Other Information

     None - not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     3.1  Amendment to Amended and Restated Articles of Incorporation

     99.1 Consolidating Schedule

(b)  Reports on Form 8-K

     Date of Report     Item Reported

     4/10/01            Item 5 - Issuance of Convertible Debt

     5/4/01             Item 7 - Creditrust Corporation acquisition

     5/25/01            Item 7 - Consent of Independent Auditors for Creditrust
                                 Corporation Financial Statements

     7/24/01            Item 5 - Press release commenting on preliminary results
                                 for the second quarter of 2001

     8/10/01            Item 5 - Press release and conference call transcript
                                 from the earnings release for the second quarter of 2001

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 2001                     By: /s/ Michael J. Barrist
                                              ----------------------
                                              Michael J. Barrist
                                              Chairman of the Board, President
                                              and Chief Executive Officer
                                              (principal executive officer)



Date: August 14, 2001                     By: /s/ Steven L. Winokur
                                              ---------------------
                                              Steven L. Winokur
                                              Executive Vice President, Finance,
                                              Chief Financial Officer and
                                              Treasurer