Form 10-Q
period 2001-09-30
NCO GROUP INC
filed 2001-11-14
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2001, or

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
                                     Yes X   No
                                        ---     ---

         The number of shares outstanding of each of the issuer's classes of common stock was 25,811,338 shares common stock, no par value, outstanding as of November 13, 2001.

                                 NCO GROUP, INC.
                                      INDEX

                                                                                       PAGE

PART I - FINANCIAL INFORMATION

     Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
                  December 31, 2000 and September 30, 2001                              1

              Consolidated Statements of Income -
                  Three months and nine months ended September 30, 2000 and 2001        2

              Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2000 and 2001                         3

              Notes to Consolidated Financial Statements                                4

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          14

     Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                                      21

PART II - OTHER INFORMATION                                                            22

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Shareholders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K


Part 1 - Financial Information
Item 1 - Financial Statements

                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                                September 30,
                                                                              December 31,           2001
                                               ASSETS                             2000           (Unaudited)
                                                                               ---------          ---------
Current assets:
     Cash and cash equivalents                                                 $  13,490          $  27,693
     Restricted cash                                                                --                1,125
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $7,080 and $6,478, respectively                    93,971            103,577
     Purchased accounts receivable, current portion                               10,861             45,765
     Deferred income taxes                                                         2,287              5,751
     Other current assets                                                          7,925             13,598
                                                                               ---------          ---------
          Total current assets                                                   128,534            197,509

Funds held on behalf of clients

Property and equipment, net                                                       66,401             69,324

Other assets:
     Intangibles, net of accumulated amortization                                536,750            526,895
     Purchased accounts receivable, net of current portion                        23,614             98,104
     Notes receivable                                                             18,250             18,250
     Other assets                                                                 10,457             19,720
                                                                               ---------          ---------
           Total other assets                                                    589,071            662,969
                                                                               ---------          ---------
Total assets                                                                   $ 784,006          $ 929,802
                                                                               =========          =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                           $     642          $  23,954
     Corporate taxes payable                                                       1,328                782
     Accounts payable                                                             12,360             11,711
     Accrued expenses                                                             19,168             41,504
     Accrued compensation and related expenses                                    15,304             17,647
                                                                               ---------          ---------
          Total current liabilities                                               48,802             95,598

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                      303,920            366,061
     Deferred income taxes                                                        40,549             36,440
     Other long-term liabilities                                                   4,309              5,471

Minority interest                                                                   --               19,924

Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized,
         no shares issued and outstanding                                           --                 --
     Common stock,  no par value, 37,500 and 50,000 shares authorized,
         25,627 and 25,811 shares issued and outstanding, respectively           316,372            320,918
     Other comprehensive loss                                                     (1,525)            (3,867)
     Retained earnings                                                            71,579             89,257
                                                                               ---------          ---------
           Total shareholders' equity                                            386,426            406,308
                                                                               ---------          ---------
Total liabilities and shareholders' equity                                     $ 784,006          $ 929,802
                                                                               =========          =========

                            See accompanying notes.

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                         For the Three Months          For the Nine Months
                                                          Ended September 30,           Ended September 30,
                                                       ------------------------      ------------------------
                                                          2000           2001           2000           2001
                                                       ---------      ---------      ---------      ---------
Revenue                                                $ 153,858      $ 174,347      $ 451,904      $ 528,651

Operating costs and expenses:
     Payroll and related expenses                         74,892         85,305        219,380        267,692
     Selling, general, and administrative expenses        44,878         69,027        132,571        178,314
     Depreciation and amortization expense                 8,253          9,774         23,771         28,351
                                                       ---------      ---------      ---------      ---------
          Total operating costs and expenses             128,023        164,106        375,722        474,357
                                                       ---------      ---------      ---------      ---------

Income from operations                                    25,835         10,241         76,182         54,294

Other income (expense):
     Interest and investment income                          609            763          1,575          2,567
     Interest expense                                     (6,450)        (6,627)       (19,265)       (21,343)
     Other income                                           --             --            1,313           --
                                                       ---------      ---------      ---------      ---------
          Total other income (expense)                    (5,841)        (5,864)       (16,377)       (18,776)
                                                       ---------      ---------      ---------      ---------

Income before income tax expense                          19,994          4,377         59,805         35,518

Income tax expense                                         8,447          2,435         25,242         14,820
                                                       ---------      ---------      ---------      ---------

Income from continuing operations before
  minority interest                                       11,547          1,942         34,563         20,698

Minority interest                                           --             (990)          --           (3,020)
                                                       ---------      ---------      ---------      ---------

Income from continuing operations                         11,547            952         34,563         17,678

Discontinued operations, net of income taxes:
     Loss from discontinued operations                      --             --             (975)          --
     Loss on disposal of discontinued operations          (2,365)          --          (23,179)          --
                                                       ---------      ---------      ---------      ---------

Net income                                             $   9,182      $     952      $  10,409      $  17,678
                                                       =========      =========      =========      =========

Income from continuing operations per share:
     Basic                                             $    0.45      $    0.04      $    1.35      $    0.69
     Diluted                                           $    0.45      $    0.04      $    1.34      $    0.67

Net income per share:
     Basic                                             $    0.36      $    0.04      $    0.41      $    0.69
     Diluted                                           $    0.36      $    0.04      $    0.40      $    0.67

Weighted average shares outstanding:
     Basic                                                25,610         25,811         25,576         25,760
     Diluted                                              25,704         25,957         25,826         28,651

                            See accompanying notes.

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                    --------------------------------
                                                                                       2000                  2001
                                                                                    ---------              ---------
Cash flows from operating activities:
  Income from continuing operations                                                 $  34,563              $  17,678
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
      Depreciation                                                                     10,924                 14,882
      Amortization of intangibles                                                      12,847                 13,469
      Net loss on property and equipment disposed of in connection
        with the flood/corporate headquarters relocation                                 --                      827
      Provision for doubtful accounts                                                   3,421                  2,585
      Impairment of purchased accounts receivable                                        --                    1,785
      Minority interest                                                                  --                    3,020
      Changes in operating assets and liabilities, net of acquisitions:
          Restricted cash                                                                --                    2,555
          Accounts receivable, trade                                                  (25,419)               (12,374)
          Deferred income taxes                                                        10,703                  4,408
          Other assets                                                                 (8,215)                (6,935)
          Accounts payable and accrued expenses                                         3,909                 17,854
          Corporate taxes payable                                                      (8,260)                   369
          Other long-term liabilities                                                  (4,404)                 1,162
                                                                                    ---------              ---------
             Net cash provided by continuing operating activities                      30,069                 61,285

          Net cash provided by discontinued
            operating activities                                                        1,597                   --
                                                                                    ---------              ---------
             Net cash provided by operating activities                                 31,666                 61,285

Cash flows from investing activities:
  Acquisition of purchased accounts receivable                                        (20,901)               (39,533)
  Collections applied to principal of purchased accounts receivable                     2,633                 26,775
  Purchase of property and equipment                                                  (24,348)               (20,513)
  Insurance proceeds from involuntary conversion of
    property and equipment                                                               --                      560
  Investment in consolidated subsidiary by minority interest                             --                    2,320
  Net cash paid for pre-acquisition liabilities and
    acquisition related costs                                                         (10,000)               (11,077)
                                                                                    ---------              ---------
             Net cash used in investing activities                                    (52,616)               (41,468)

Cash flows from financing activities:
  Repayment of notes payable                                                           (1,635)               (16,782)
  Repayment of acquired notes payable                                                    --                  (20,084)
  Borrowings under revolving credit agreement                                            --                   65,230
  Repayment of borrowings under revolving credit agreement                            (15,000)              (157,350)
  Payment of fees to acquire new debt                                                    --                   (5,127)
  Proceeds from issuance of convertible debt                                             --                  125,000
  Issuance of common stock, net                                                         1,013                  3,652
                                                                                    ---------              ---------
             Net cash used in financing activities                                    (15,622)                (5,461)

Effect of exchange rate on cash                                                           (90)                  (153)
                                                                                    ---------              ---------

Net (decrease) increase in cash and cash equivalents                                  (36,662)                14,203

Cash and cash equivalents at beginning of period                                       50,513                 13,490
                                                                                    ---------              ---------

Cash and cash equivalents at end of period                                          $  13,851              $  27,693
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

2.   Accounting Policies:

     Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2001.

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

The static pools of purchased accounts receivable are comprised of distressed debt. Collection results are not guaranteed until received; accordingly, for tax purposes, any gain on a particular static pool is deferred until the full cost of its acquisition is recovered. Revenue for financial reporting purposes is recognized ratably over the life of the static pool. Deferred tax liabilities arise from income tax deferrals created during the early stages of the static pool. These deferrals reverse after the cost basis of the static pool is recovered. The creation of new tax deferrals from future purchases of static pools are expected to offset the reversal of the deferrals from static pools where the collections have become fully taxable.

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

Significant estimates have been made by management with respect to the amount of future cash flows of purchased accounts receivable. The estimated future cash flows of the portfolios are used to recognize revenue and amortize the carrying values of the purchased accounts receivable. Actual results could differ from these estimates, making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimate of future collections, and it is reasonably possible that its assessment may change based on actual results and other factors. The change could be material.

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

The following summary of the Market Strategy division's operations prior to the Measurement Date have been presented net in the Company's consolidated statement of income for the nine months ended September 30, 2000 (amounts in thousands):

                                                          Nine months ended
                                                         September 30, 2000
                                                        ----------------------

      Revenue                                              $ 7,802
                                                           =======
      Loss from discontinued operations
        before income tax benefit                          $(1,498)
      Income tax benefit                                      (523)
                                                           -------

      Loss from discontinued operations,
        net of income tax benefit                          $  (975)
                                                           =======

During the nine months ended September 30, 2000, the Company recorded a $23.2 million loss (net of a tax benefit of $4.3 million), or $0.90 loss per share on a diluted basis, on the disposal of the Market Strategy division. This loss reflected management's estimate of the difference between the net assets of the Market Strategy division over the proceeds from the divestiture and the estimated operating losses from the Measurement Date through the completion of the divestiture.

4.   Acquisition:

In February 2001, the Company merged NCO Portfolio Management, Inc. ("NCO Portfolio"), its wholly owned subsidiary, with Creditrust Corporation ("Creditrust") to form a new public entity focused on the purchase of accounts receivable. After the merger, the Company owned approximately 63% of the outstanding stock of NCO Portfolio, subject to certain adjustments. The Company's contribution to the NCO Portfolio merger consisted of $25.0 million of purchased accounts receivable, net of deferred tax liabilities. The purchase price allocation of the fair market value to the acquired assets and liabilities was based on preliminary estimates and may be subject to change. As part of the acquisition, NCO Portfolio signed a ten-year service agreement that appointed the Company as the sole provider of collection services to NCO Portfolio. The Company has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. In connection with the acquisition, NCO Group amended its credit agreement with Mellon Bank, N.A., for itself and as administrative agent for other participating lenders, to make $50.0 million of its credit facility available for the use of NCO Portfolio. Upon completion of the acquisition, NCO Group borrowed $36.3 million for NCO Portfolio under this credit facility.

The following summarizes the unaudited pro forma results of operations for the nine months ended September 30, 2000 and 2001, assuming the Creditrust acquisition occurred as of the beginning of the respective periods. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands):

                                             For the nine months ended
                                                   September 30,
                                            -----------------------------

                                               2000              2001
                                            -------------   -------------
      Revenue                                 $ 487,259         $532,231

      Net (loss) income                       $ (27,217)        $  7,710
      (Loss) earnings per share - basic          $(1.06)           $0.30
      (Loss) earnings per share - diluted        $(1.06)           $0.29

5.   Comprehensive Income:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity. The Company's comprehensive income for the three months and nine months ended September 30, 2000 and 2001 was as follows (amounts in thousands):

                                                    For the three months      For the nine months
                                                     ended September 30,      ended September 30,
                                                --------------------------    --------------------------
                                                  2000              2001        2000              2001
                                                --------          --------    --------          --------
Net income                                      $  9,182          $    952    $ 10,409          $ 17,678
Foreign currency translation adjustment             (944)           (1,911)     (1,583)           (2,342)
                                                --------          --------    --------          --------
Comprehensive income (loss)                     $  8,238          $   (959)   $  8,826          $ 15,336
                                                ========          ========    ========          ========


6.   Purchased Accounts Receivable:

The Company purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in purchased accounts receivable for the year ended December 31, 2000 and for the nine months ended September 30, 2001:

                                                    December 31,  September 30,
                                                        2000          2001
                                                     ---------     ---------
Balance, at beginning of period                      $   6,719     $  34,475


Purchased accounts receivable acquired
  from Creditrust                                         --          98,988

Purchases of accounts receivable                        32,961        39,533
Collections on purchased accounts receivable           (20,495)      (74,599)
Revenue recognized                                      15,411        47,304
Impairment of purchased accounts receivable               --          (1,784)
Foreign currency translation adjustment                   (121)          (48)
                                                     ---------     ---------
Balance, at end of period                            $  34,475     $ 143,869
                                                     =========     =========

To the extent that the carrying amount of a static pool exceeds its fair value, an impairment would be recognized as a charge to earnings. After the impairment of a static pool, no revenue is recognized on that static pool, and all collections are treated as a return of capital. During the second and third quarters of 2001, impairments of $463,000 and $1.3 million, respectively, were recorded as the carrying value of six and ten static pools, respectively, exceeded their fair value. No revenue will be recorded on these static pools until their carrying amounts have been fully recovered. The combined carrying amounts on these static pools after impairment totaled approximately $4.7 million as of September 30, 2001, representing their net realizable value.

7.   Funds Held on Behalf of Clients:

In the course of the Company's regular business activities as a provider of accounts receivable management services, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $54.1 million and $57.5 million at December 31, 2000 and September 30, 2001, respectively, have been shown net of their offsetting liability for financial statement presentation.

8.   Long-Term Debt:

Long-term debt consisted of the following at December 31, 2000 and September 30, 2001 (amounts in thousands):

                                                    December 31,  September 30,
                                                        2000           2001
                                                     ---------      ---------
Revolving credit loan                                $ 303,750      $ 211,630

Convertible debt                                          --          125,000

Securitized debt                                          --           49,940

Subordinated seller notes payable; interest rate
  of 7.16%, due May 2001                                   130           --
Capital leases                                             682          3,445
Less current portion                                      (642)       (23,954)
                                                     ---------      ---------
                                                     $ 303,920      $ 366,061
                                                     =========      =========
     Revolving Credit Facility

The Company has a credit agreement with Mellon Bank, N.A. ("Mellon Bank"), for itself and as administrative agent for other participating lenders, that originally provided for borrowings up to $350.0 million, structured as a revolving credit facility. The borrowing capacity of the revolving credit facility is subject to mandatory reductions including a quarterly reduction of $6.3 million on March 31, 2001, subsequent quarterly reductions of $5.2 million until maturity, and 50 percent of the net proceeds received from any offering of debt or equity. As of September 30, 2001, the maximum borrowing capacity of the revolving credit agreement was $272.7 million.

At the option of NCO, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 0.25% to 0.50% that is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Mellon Bank's prime rate was 6.00% at September 30, 2001), or the London InterBank Offered Rate ("LIBOR") plus a margin of 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 2.64% at September 30, 2001). The Company is charged a fee on the unused portion of the credit facility ranging from 0.13% to 0.38% depending on the Company's consolidated funded debt to EBITDA ratio.

In connection with the merger of Creditrust into NCO Portfolio, the Company amended its revolving credit facility to allow the Company to provide NCO Portfolio with a $50 million revolving line of credit in the form of a sub-facility under its existing credit facility. If the borrowing capacity of the sub-facility has not been reduced to $25 million by March 31, 2002, then the sub-facility will be subject to mandatory quarterly reductions including four quarterly reductions beginning March 31, 2002 of $2.5 million and then quarterly reductions $3.75 million, thereafter, until the earlier of maturity or until the borrowing capacity has been reduced to $25 million. At the option of NCO, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 1.25% to 1.50% that is determined quarterly based upon the Company's consolidated funded debt to EBITDA ratio, or LIBOR plus a margin of 2.25% to 3.25% depending on the Company's consolidated funded debt to EBITDA ratio. As of September 30, 2001, NCO Portfolio had $47.1 million outstanding under the sub-facility.

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

     Securitized Debt

NCO Portfolio has assumed three securitized notes payable in connection with the acquisition of Creditrust. These notes payable were originally established to fund the purchase of accounts receivable. Each of the notes payable is non-recourse to the Company and NCO Portfolio, secured by a pool of purchased accounts receivable, and is bound by an indenture and servicing agreement. Pursuant to the acquisition, the trustee appointed NCO as the successor servicer for each pool of purchased accounts receivable. When the notes payable were established, a separate special purpose finance subsidiary was created to hold the assets and debt.

The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of LIBOR plus 0.65% per annum, and the final due date of all payments under the facility is March 2005. A $900,000 liquidity reserve is included in restricted cash as of September 30, 2001, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $266,000 and $739,000 for the three months ended September 30, 2001 and the period from February 21, 2001 to September 30, 2001, respectively. As of September 30, 2001, the amount outstanding on the facility was $18.5 million. The note issuer, Asset Guaranty Insurance Company, has been guaranteed against loss by NCO Portfolio for up to $4.5 million, which will be reduced if and when reserves and residual cash flows from another securitization are posted as additional collateral for this facility.

The second securitized note ("SPV99-1 Financing") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 Financing carries interest at 9.43% per annum, with a final payment date of August 2004. A $225,000 liquidity reserve is included in restricted cash as of September 30, 2001, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $177,000 and $575,000 for the three months ended September 30, 2001 and the period from February 21, 2001 to September 30, 2001, respectively. As of September 30, 2001, the amount outstanding on the facility was $6.5 million.

The third securitized note ("SPV99-2 Financing") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 Financing carries interest at 15.00% per annum, with a final payment date of December 2004. Interest expense, trustee fees and guarantee fees aggregated $960,000 and $2.4 million for the three months ended September 30, 2001 and the period from February 21, 2001 to September 30, 2001, respectively. As of September 30, 2001, the amount outstanding on the facility was $25.0 million.

9.   Earnings Per Share:

Basic earnings per share ("EPS") were computed by dividing the income from continuing operations and the net income for the three months and nine months ended September 30, 2000 and 2001, by the weighted average number of common shares outstanding. Diluted EPS were computed by dividing the income from continuing operations and the net income for the three months and nine months ended September 30, 2000 and 2001, by the weighted average number of common shares outstanding plus all common equivalent shares. Outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive. For the three months ended September 30, 2001, the common stock to be issued assuming the conversion of the 4.75% convertible notes issued in April 2001 was antidilutive and, therefore, was excluded from computing diluted EPS.

The reconciliation of basic to diluted weighted average shares outstanding for the three months and nine months ended September 30, 2000 and 2001 was as follows (amounts in thousands):

                                         For the three months ended    For the nine months ended
                                                 September 30,                September 30,
                                            ---------------------         ---------------------

                                             2000           2001           2000           2001
                                            ------         ------         ------         ------
Basic                                       25,610         25,811         25,576         25,760
Dilutive effect of convertible debt           --             --             --            2,476
Dilutive effect of options                      17             82             85            297
Dilutive effect of warrants                     77             64            165            118
                                            ------         ------         ------         ------

Diluted                                     25,704         25,957         25,826         28,651
                                            ======         ======         ======         ======

10.  Interest Rate Collars:

As of December 31, 2000, the Company was party to three interest rate collar agreements that consisted of LIBOR ceilings and floors that are based on different notional amounts. The first interest rate collar agreement consisted of a ceiling portion with a rate of 7.75%, covering a notional amount of $30.0 million, and a floor portion with a rate of 4.75%, covering a notional amount of $15.0 million. This interest rate collar agreement expired in September of 2001. The other two interest rate collar agreements consisted of a ceiling portion with a rate of 7.50% and a floor portion with a rate of 5.50%, covering a total notional amount of $120.0 million. These interest rate collar agreements expired in October of 2001. The notional amounts of these interest rate collar agreements are used to measure the interest to be paid or received and do not represent the amount of exposure due to credit loss. The net cash amounts paid or received on the interest rate collar agreements are accrued and recognized as an adjustment to interest expense. The fair value of the interest rate collar instruments was determined to be immaterial at December 31, 2000.

11.  Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the nine months ended September 30, 2000 and 2001 (amounts in thousands):

                                                            2000        2001
                                                         ----------  ----------
         Non-cash investing and financing activities:
              Fair value of assets acquired                $ -        $123,491
              Liabilities assumed from acquisitions          -         108,908

12.  Segment Reporting:

During the first nine months of 2000, the Company was organized into operating divisions that were focused on the operational delivery of services. The Company's focus on the operational delivery of services allowed it to take advantage of significant cross-selling opportunities and enhance the level of service provided to its clients. The operating divisions during the first nine months of 2000 included Accounts Receivable Management Services, Technology-Based Outsourcing, and International Operations. During 2000, the continued integration of the Company's infrastructure facilitated the further reduction of the operating divisions from three to two. Effective October 1, 2000, the new operating divisions included U.S. Operations (formerly Accounts Receivable Management Services and Technology-Based Outsourcing) and International Operations. Each of these divisions will maintain industry specific functional groups including healthcare, commercial, banking, retail, education, utilities, telecommunications, and government. The Company created the Portfolio Management division as a result of the February 2001 acquisition of Creditrust. Prior to the acquisition, NCO's portfolio business was part of the U.S. Operations division. The segment information for the three months and nine months ended September 30, 2000, has been restated to reflect the three continuing operating segments.

The accounting policies of the segments are the same as those described in Note 2, "Accounting Policies."

The U.S Operations division provides accounts receivable management services to consumer and commercial accounts for all market segments, serving clients of all sizes in local, regional and national markets. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, delivering cost-effective receivables and customer relationship management solutions to all market segments, serving clients of all sizes in local, regional and national markets. The U.S. Operations division is the exclusive provider of accounts receivable management services to the Portfolio Management division. U.S. Operations had total assets, net of any intercompany balances, of $704.5 million and $727.9 million at December 31, 2000 and September 30, 2001, respectively.

The Portfolio Management division purchases and manages defaulted consumer receivables from credit grantors, including banks, finance companies, retail merchants and other service providers. Portfolio Management had total assets, net of any intercompany balances, of $32.1 million and $154.7 million at December 31, 2000 and September 30, 2001, respectively.

The International Operations division provides accounts receivable management services across Canada and the United Kingdom. U.S. Operations uses International Operations as a sub-contractor to perform accounts receivable management services to some of its clients. International Operations had total assets, net of any intercompany balances, of $47.4 million and $47.2 million at December 31, 2000 and September 30, 2001, respectively.

The following tables represent the revenue, payroll and related expenses, selling, general, and administrative expenses, and earnings before interest, taxes, depreciation, and amortization ("EBITDA") for each segment for the three months and nine months ended September 30, 2000 and 2001. EBITDA is used by the Company's management to measure the segments' operating performance and is not intended to report the segments' operating results in conformity with accounting principles generally accepted in the United States (amounts in thousands).

                                            For the three months ended September 30, 2000
                                 ------------------------------------------------------------------
                                                   Payroll and     Selling, General
                                                     Related           and Admin.
                                  Revenue            Expenses           Expenses            EBITDA
                                 ---------          ---------          ---------          ---------
U.S. Operations                  $ 143,550          $  70,542         $  42,505          $  30,503
Portfolio Management                 3,985                 74             1,818              2,093
International Operations             8,106              4,276             2,338              1,492
Eliminations                        (1,783)              --              (1,783)              --
                                 ---------          ---------         ---------          ---------
Total                            $ 153,858          $  74,892         $  44,878          $  34,088
                                 =========          =========         =========          =========


                                             For the three months ended September 30, 2001
                                  -----------------------------------------------------------------
                                                   Payroll and     Selling, General
                                                     Related           and Admin.
                                  Revenue            Expenses           Expenses            EBITDA
                                 ---------          ---------          ---------          ---------
U.S. Operations                  $ 157,337          $  80,810          $  64,713          $  11,814
Portfolio Management                16,189                525              9,080              6,584
International Operations             9,724              5,526              2,581              1,617
Eliminations                        (8,903)            (1,556)            (7,347)              --
                                 ---------          ---------          ---------          ---------
Total                            $ 174,347          $  85,305          $  69,027          $  20,015
                                 =========          =========          =========          =========

                                              For the nine months ended September 30, 2000
                                 ------------------------------------------------------------------
                                                   Payroll and     Selling, General
                                                     Related           and Admin.
                                  Revenue            Expenses           Expenses            EBITDA
                                 ---------          ---------          ---------          ---------
U.S. Operations                  $ 424,073          $ 206,373         $ 125,471          $  92,229
Portfolio Management                 7,712                222             3,359              4,131
International Operations            23,421             12,785             7,043              3,593
Eliminations                        (3,302)              --              (3,302)              --
                                 ---------          ---------         ---------          ---------
Total                            $ 451,904          $ 219,380         $ 132,571          $  99,953
                                 =========          =========         =========          =========


                                             For the nine months ended September 30, 2001
                                 ------------------------------------------------------------------
                                                   Payroll and     Selling, General
                                                     Related           and Admin.
                                  Revenue            Expenses           Expenses            EBITDA
                                 ---------          ---------          ---------          ---------
U.S. Operations                  $ 477,951          $ 253,432          $ 166,991          $  57,528
Portfolio Management                46,723              1,333             23,984             21,406
International Operations            27,768             16,325              7,732              3,711
Eliminations                       (23,791)            (3,398)           (20,393)              --
                                 ---------          ---------          ---------          ---------
Total                            $ 528,651          $ 267,692          $ 178,314          $  82,645
                                 =========          =========          =========          =========

13. Net Loss Due to Flood and Relocation of Corporate Headquarters:

In June of 2001, the entire first floor of the Company's Fort Washington, PA headquarters was severely damaged by a flood caused by remnants of tropical storm Allison. During the third quarter of 2001, the Company decided to abandon the Fort Washington facilities and move its corporate headquarters to Horsham, PA. The Company has currently filed a lawsuit against its landlord to terminate the leases for the Fort Washington facilities. Due to the uncertainty of the outcome of the lawsuit, the Company has recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001. The Company has also recorded other expenses and expected insurance proceeds during the third quarter of 2001 in connection with the flood and the relocation of the corporate headquarters. The net effect of the charges and the gain from the insurance proceeds included in selling, general, and administrative expenses during the third quarter of 2001 was $11.2 million.

Item 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations, the Company's growth strategy, the Company's internet and e-commerce strategy, the effects of the terrorist attacks and the economy on the Company's business, expected increases in operating efficiencies, anticipated trends in the accounts receivable management industry, estimate of future cash flows of purchased accounts receivable, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with the recent expansion of NCO Portfolio Management, Inc., risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks related to purchased accounts receivable, risks associated with technology, the internet and the Company's e-commerce strategy, risks related to past or possible future terrorist attacks, risks related to the economy, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, filed March 16, 2001, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Steven L. Winokur, Executive Vice President, Finance/CFO, NCO Group, Inc., 515 Pennsylvania Avenue, Fort Washington, PA 19034.

     Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

     Revenue. Revenue increased $20.4 million, or 13.3%, to $174.3 million for the three months ended September 30, 2001, from $153.9 million for the comparable period in 2000. The U.S. Operations, Portfolio Management, and International Operations divisions accounted for $157.3 million, $16.2 million, and $9.7 million, respectively, of the revenue for the three months ended September 30, 2001. The U.S. Operations' revenue included $7.3 million of revenue earned on services performed for the Portfolio Management division that was eliminated upon consolidation. The International Operations' revenue included $1.6 million of revenue earned on services performed for the U.S. Operations division that was eliminated upon consolidation.

     U.S. Operations' revenue increased $13.7 million, or 9.6%, to $157.3 million for the three months ended September 30, 2001, from $143.6 million for the comparable period in 2000. This increase in the U.S. Operations' revenue was attributable to the addition of new clients and the growth in business from existing clients. However, the growth in revenue was hindered by the loss of revenue from client-mandated calling restrictions and lower collections due to diminished consumer payments following the September 11, 2001 terrorist attacks.

     Portfolio Management's revenue increased $12.2 million, or 306.4%, to $16.2 million for the three months ended September 30, 2001, from $4.0 million for the comparable period in 2000. This increase in the Portfolio Management's revenue was primarily attributable to the acquisition of Creditrust in February 2001. The remainder of the increase was attributable to an increase in acquisitions of purchased accounts receivable. However, the growth in revenue was hindered by lower than projected collections due to diminished consumer payments following the September 11, 2001 terrorist attacks.

     International Operations' revenue increased $1.6 million, or 20.0%, to $9.7 million for the three months ended September 30, 2001, from $8.1 million for the comparable period in 2000. This increase in the International Operations' revenue was primarily attributable to new services provided for U.S. Operations.

     Payroll and related expenses. Payroll and related expenses increased $10.4 million to $85.3 million for the three months ended September 30, 2001, from $74.9 million for the comparable period in 2000, and increased as a percentage of revenue to 48.9% from 48.7%.

     The payroll and related expenses of the U.S Operations division increased $10.3 million to $80.8 million for the three months ended September 30, 2001, from $70.5 million for the comparable period in 2000, and increased as a percentage of revenue to 51.4% from 49.1%. The increase as a percentage of revenue was primarily the result of reduced collectibility within the U.S. Operations' contingent revenue stream due to the effects of the difficult collection environment. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining its performance for its clients, the U.S. Operations had to increase spending for payroll costs. The effects of the difficult collection environment were amplified by diminished consumer payment patterns following the September 11, 2001 terrorist attacks.

     The payroll and related expenses of the Portfolio Management division increased $451,000 to $525,000 for the three months ended September 30, 2001, from $74,000 for the comparable period in 2000, and increased as a percentage of revenue to 3.2% from 1.9%. The Portfolio Management division outsources all of its collection services to the U.S. Operations division and, therefore, has a relatively small fixed payroll cost structure. However, due to the expansion of this division and the February 2001 acquisition of Creditrust, the Portfolio Management division required additional employees to operate NCO Portfolio Management, Inc. as a separate public company.

     The payroll and related expenses of the International Operations division increased $1.2 million to $5.5 million for the three months ended September 30, 2001, from $4.3 million for the comparable period in 2000, and increased as a percentage of revenue to 56.8% from 52.8%. A portion of the increase as a percentage of revenue was the result of upfront costs related to new projects started in the third quarter of 2001. The increase was also attributable to the increase in outsourcing services since these services typically have a higher payroll cost structure than the remainder of the International Operations' business.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $24.1 million to $69.0 million for the three months ended September 30, 2001, from $44.9 million for the comparable period in 2000, and increased as a percentage of revenue to 39.6% from 29.2%. The increase as a percentage of revenue was primarily attributable to the $11.2 million of one-time charges incurred during the third quarter of 2001. These one-time charges were incurred in connection with the June 2001 flood of the Company's Fort Washington, PA corporate headquarters and the resultant decision to relocate the corporate headquarters to Horsham, PA. The remainder of the increase was attributable to reduced collectibility within the Company's contingent revenue stream due to the effects of the difficult collection environment. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining its performance for its clients, the Company had to increase spending for direct costs of collections. The effects of the difficult collection environment were amplified by diminished consumer payment patterns following the September 11, 2001 terrorist attacks. These costs included telephone, letter writing and postage, third party servicing fees, credit reporting, skiptracing, and legal and forwarding fees.

     Depreciation and amortization. Depreciation and amortization increased to $9.8 million for the three months ended September 30, 2001 from $8.3 million for the comparable period in 2000. This increase consisted of depreciation resulting from normal capital expenditures made in the ordinary course of business during 2000 and 2001. These capital expenditures included purchases associated with our planned migration towards a single, integrated information technology platform, and predictive dialers and other equipment required to expand our infrastructure to handle future growth.

     Other income (expense). Interest and investment income increased $154,000 to $763,000 for the three months ended September 30, 2001 over the comparable period in 2000. This increase was primarily attributable to increases in operating cash and funds held on behalf of clients. Interest expense increased to $6.6 million for the three months ended September 30, 2001, from $6.5 million for the comparable period in 2000. This increase was partially attributable to the Portfolio Management division borrowing $36.3 million in connection with the February 2001 acquisition of Creditrust Corporation ("Creditrust") and its subsequent borrowings used to purchase accounts receivable portfolios. In addition, a portion of the increase was attributable to interest from securitized debt that was assumed as part of the Creditrust acquisition. A portion of these increases was offset by a decrease in interest rates and debt repayments made during 2000 and the first nine months of 2001. In addition, a portion of these increases was offset by the April 2001 sale of $125.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006. The net proceeds of $121.3 million were used to repay debt under the revolving credit agreement.

     Income tax expense. Income tax expense for the three months ended September 30, 2001 decreased to $2.4 million, or 55.6% of income before income tax expense, from $8.4 million, or 42.2% of income before income tax expense, for the comparable period in 2000. The Company's original 2001 tax planning strategy was based upon an annual effective tax rate of approximately 40%. As a result, the effective tax rate for the six months ended June 30, 2001 was estimated using an effective tax rate of 40%. The Company's year-to-date earnings as of September 30, 2001 were much lower than anticipated and the effective tax rate was adjusted in the third quarter of 2001 to an amount sufficient to bring the tax rate for the first half of the year in line with the estimate of the Company's new effective tax rate for 2001 as of the end of the third quarter. The Company currently estimates that its effective tax rate for 2001 will be approximately 42% to 43%. However, this estimate is extremely sensitive to even small changes in the company's earnings outlook for the year and the rate would change rapidly if the earnings outlook changes.

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

     Nine months Ended September 30, 2001, Compared to Nine months Ended September 30, 2000

     Revenue. Revenue increased $76.8 million, or 17.0%, to $528.7 million for the nine months ended September 30, 2001, from $451.9 million for the comparable period in 2000. The U.S. Operations, Portfolio Management, and International Operations divisions accounted for $478.0 million, $46.7 million, and $27.8 million, respectively, of the revenue for the nine months ended September 30, 2001. The U.S. Operations' revenue included $20.4 million of revenue earned on services performed for the Portfolio Management division that was eliminated upon consolidation. The International Operations' revenue included $3.4 million of revenue earned on services performed for the U.S. Operations division that was eliminated upon consolidation.

     U.S. Operations' revenue increased $53.9 million, or 12.7%, to $478.0 million for the nine months ended September 30, 2001, from $424.1 million for the comparable period in 2000. This increase in the U.S. Operations' revenue was attributable to the addition of new clients and the growth in business from existing clients.

     Portfolio Management's revenue increased $39.0 million, or 505.9%, to $46.7 million for the nine months ended September 30, 2001, from $7.7 million for the comparable period in 2000. This increase in the Portfolio Management's revenue was partially attributable to an increase in acquisitions of purchased accounts receivable. The remainder of the increase was attributable to the acquisition of Creditrust in February 2001.

     International Operations' revenue increased $4.4 million, or 18.6%, to $27.8 million for the nine months ended September 30, 2001, from $23.4 million for the comparable period in 2000. A portion of this increase in the International Operations' revenue was attributable to new services provided for U.S. Operations. Additionally, a portion of the increase was attributable to the addition of new clients and growth in business from existing clients.

     Payroll and related expenses. Payroll and related expenses increased $48.3 million to $267.7 million for the nine months ended September 30, 2001, from $219.4 million for the comparable period in 2000, and increased as a percentage of revenue to 50.6% from 48.5%. A portion of the overall increase as a percentage of revenue was the result of reduced collectibility within the Company's contingent revenue stream due to the difficult collection environment. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining its performance for its clients, the Company had to increase spending for payroll costs. The effects of the difficult collection environment were amplified by diminished consumer payment patterns following the September 11, 2001 terrorist attacks. In addition, the Company incurred $10.7 million of one-time charges during the second quarter of 2001 related to a comprehensive streamlining of its expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations, severance costs related to terminated employees, and costs related to a decision to change the structure of our healthcare benefit programs from a large, singular benefit platform to individual plans across the country. A portion of these increases was offset by an increase in productivity that was achieved through the expansion of predictive dialing equipment and the result of spreading the fixed portion of the payroll cost structure over a larger revenue base. In addition, a portion of these increases was offset by the increase in the size of the Portfolio Management division, which has a lower payroll cost structure than the remainder of the Company.

     The payroll and related expenses of the U.S. Operations division increased $47.1 million to $253.4 million for the nine months ended September 30, 2001, from $206.4 million for the comparable period in 2000, and increased as a percentage of revenue to 53.0% from 48.7%. A portion of the overall increase as a percentage of revenue was the result of reduced collectibility within the U.S Operations' contingent revenue stream due to the difficult collection environment. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining its performance for its clients, the U.S. Operations had to increase spending for payroll costs. The effects of the difficult collection environment were amplified by diminished consumer payment patterns following the September 11, 2001 terrorist attacks. In addition, the U.S. Operations incurred $10.0 million of one-time charges during the second quarter of 2001 related to a comprehensive streamlining of its expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations, severance costs related to terminated employees, and costs related to a decision to change the structure of our healthcare benefit programs from a large, singular benefit platform to individual plans across the country. A portion of these increases was offset by an increase in productivity that was achieved through the expansion of predictive dialing equipment and the result of spreading the fixed portion of the payroll cost structure over a larger revenue base.

     The payroll and related expenses of the Portfolio Management division increased $1.1 million to $1.3 million for the nine months ended September 30, 2001, from $222,000 for the comparable period in 2000, but remained constant as a percentage of revenue at 2.9%. The Portfolio Management division outsources all of its collection services to the U.S. Operations division and, therefore, has a relatively small fixed payroll cost structure.

     The payroll and related expenses of the International Operations division increased $3.5 million to $16.3 million for the nine months ended September 30, 2001, from $12.8 million for the comparable period in 2000, and increased as a percentage of revenue to 58.8% from 54.6%. A portion of the increase as a percentage of revenue was the result of upfront costs related to new projects started in the second and third quarter of 2001. The increase was also attributable to the increase in outsourcing services since these services typically have a higher payroll cost structure than the remainder of the International Operations' business. In addition, the increase was attributable to the $736,000 of the one-time charges incurred during the second quarter of 2001 related to a comprehensive streamlining of its expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations and, severance costs related to terminated employees.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $45.7 million to $178.3 million for the nine months ended September 30, 2001, from $132.6 million for the comparable period in 2000, and increased as a percentage of revenue to 33.7% from 29.3%. A portion of the overall increase as a percentage of revenue was the result of $11.2 million of one-time charges incurred during the third quarter of 2001. These one-time charges were incurred in connection with the June 2001 flood of the Company's Fort Washington, PA corporate headquarters and the resultant decision to relocate the corporate headquarters to Horsham, PA. The increase was also attributable to the reduced collectibility within the Company's contingent revenue stream due to a difficult collection environment. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining its performance for its clients, the Company had to increase spending for direct costs of collection. These costs included telephone, letter writing and postage, third party servicing fees, credit reporting, skiptracing, and legal and forwarding fees. The effects of the difficult collection environment were amplified by diminished consumer payment patterns following the September 11, 2001 terrorist attacks. In addition, the Company incurred $1.8 million of one-time charges during the second quarter of 2001 related to a comprehensive streamlining of its expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily related to real estate obligations for closed facilities and equipment rental obligations.

     Depreciation and amortization. Depreciation and amortization increased to $28.4 million for the nine months ended September 30, 2001 from $23.8 million for the comparable period in 2000. This increase consisted of depreciation resulting from normal capital expenditures made in the ordinary course of business during 2000 and 2001. These capital expenditures included purchases associated with our planned migration towards a single, integrated information technology platform, and predictive dialers and other equipment required to expand our infrastructure to handle future growth.

     Other income (expense). Interest and investment income increased
$992,000 to $2.6 million for the nine months ended September 30, 2001 over the comparable period in 2000. This increase was primarily attributable to increases in operating cash and funds held on behalf of clients, and the implementation of our new cash investment strategy. Interest expense increased to $21.3 million for the nine months ended September 30, 2001, from $19.3 million for the comparable period in 2000. This increase was partially attributable to the Portfolio Management division borrowing $36.3 million in connection with the February 2001 acquisition of Creditrust Corporation ("Creditrust") and its subsequent borrowings used to purchase accounts receivable portfolios. In addition, a portion of the increase was attributable to interest from securitized debt that was assumed as part of the Creditrust acquisition. A portion of these increases was offset by a decrease in interest rates and debt repayments made during 2000 and the first nine months of 2001. In addition, a portion of these increases was offset by the April 2001 sale of $125.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006. The net proceeds of $121.3 million were used to repay debt under the revolving credit agreement. During the nine months ended September 30, 2000, the Company recorded insurance proceeds of approximately $1.3 million for flood and telephone outages experienced in the fourth quarter of 1999.

     Income tax expense. Income tax expense for the nine months ended September 30, 2001 decreased to $14.8 million, or 41.7% of income before income tax expense, from $25.2 million, or 42.2% of income before income tax expense, for the comparable period in 2000. The effective tax rates were comparable despite the one-time charges incurred during the second and third quarter of 2001. This was partially attributable to the expansion of the Portfolio Management division, which has a lower effective tax rate than the remainder of the Company and helped to mitigate the impact of the one-time charges. In addition, the impact of the one-time charges was also mitigated by the implementation of certain tax savings initiatives during the fourth quarter of 2000.

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

     Cash Flows from Operating Activities. Cash provided by operating activities was $61.3 million for the nine months ended September 30, 2001, compared to $31.7 million for the comparable period in 2000. The increase in cash provided by operations was primarily attributable to the net effect of the one-time charges incurred during the second and third quarters of 2001, a smaller increase in accounts receivable, and a small increase in corporate taxes payable compared to a decrease in the comparable period of 2000. The increase in corporate taxes payable compared to the decrease was the result of tax payments during the first nine months of 2000 and the implementation of certain tax savings initiatives during the fourth quarter of 2000. The increase in cash provided by operating activities was also attributable to an increase in depreciation expense, and the restricted cash and minority interest resulting from the Creditrust acquisition.

     Cash Flows from Investing Activities. Cash used in investing activities was $41.5 million for the nine months ended September 30, 2001, compared to $52.6 million for the comparable period in 2000. The decrease was due primarily to an increase in collections applied to the principal of purchased accounts receivable and a decrease in the purchase of property and equipment. These decreases were partially offset by an increase in the purchase of delinquent receivables.

     Capital expenditures were $20.5 million for the nine months ended September 30, 2001, compared to $24.3 million for the same period in 2000.

     Cash Flows from Financing Activities. Cash used in financing activities was $5.5 million for the nine months ended September 30, 2001, compared to $15.6 million for the same period in 2000. During the nine months ended September 30, 2001, the Company received cash from borrowings under the revolving credit facility made in connection with the Creditrust acquisition that were used to repay the acquired notes payable, finance purchased accounts receivable, and repay other acquisition related liabilities. Additionally, the Company received $121.3 million of net proceeds from the issuance of convertible debt. These net proceeds were used for the repayment of borrowings under the revolving credit agreement. The Company also used cash to repay a portion of its borrowings under the revolving credit facility and to repay a portion of the securitized debt assumed as part of the Creditrust acquisition.

     Credit Facility. The Company has a credit agreement with Mellon Bank, N.A. ("Mellon Bank"), for itself and as administrative agent for other participating lenders, that originally provided for borrowings up to $350.0 million, structured as a revolving credit facility. The borrowing capacity of the revolving credit facility is subject to mandatory reductions including quarterly reductions beginning on March 31, 2001 and 50 percent of the net proceeds received from any offering of debt or equity. The first quarterly reduction on March 31, 2001 was $6.25 million and all subsequent reductions will be $5.2 million. As of September 30, 2001, the maximum borrowing capacity of the revolving credit agreement was $272.7 million.

     At the Company's option, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 0.25% to 0.50% that is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization, also referred to as EBITDA, ratio (Mellon Bank's prime rate was 6.00% at September 30, 2001), or the London InterBank Offered Rate, also referred to as LIBOR, plus a margin of 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 2.64% at September 30, 2001). As of September 30, 2001, there was $61.1 million available on the revolving credit facility.

     In connection with the merger of Creditrust into NCO Portfolio, the Company amended its revolving credit facility to allow the Company to provide NCO Portfolio with a $50 million revolving line of credit in the form of a sub-facility under its existing credit facility. If the borrowing capacity of the sub-facility has not been reduced to $25 million by March 31, 2002, then the sub-facility will be subject to mandatory quarterly reductions including four quarterly reductions beginning March 31, 2002 of $2.5 million and then quarterly reductions $3.75 million, thereafter, until the earlier of maturity or until the borrowing capacity has been reduced to $25 million. At the option of NCO, the borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin of 1.25% to 1.50% that is determined quarterly based upon the Company's consolidated funded debt to EBITDA ratio, or LIBOR plus a margin of 2.25% to 3.25% depending on the Company's consolidated funded debt to EBITDA ratio. As of September 30, 2001, there was $2.9 million available on the NCO Portfolio sub-facility.

     Borrowings under the credit facility with Mellon Bank are collateralized by substantially all the assets of the Company, including the common stock of NCO Portfolio, and certain assets of NCO Portfolio. The balance under the revolving credit facility shall become due on May 20, 2004. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions and distributions to shareholders.

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

     Stock Repurchase Plan

     In September 2001, the Company's Board of Directors and its lendor group have authorized the repurchase of up to $15.0 million of its currently issued common stock, subject to a limit of one million shares. The share purchases may be made from time to time, depending on market conditions. Shares may be purchased either in the open market or through privately negotiated transactions. The repurchase program does not obligate the Company to acquire any specific number of shares and may be discontinued at any time. As of September 30, 2001, the Company had not repurchased any shares under the Stock Repurchase Plan.

     Market Risk

     The Company is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, and changes in corporate tax rates. A 25 basis-point increase in interest rates could increase annual interest expense by $250,000 for each $100 million of variable debt outstanding for the entire year. The Company employs risk management strategies that may include the use of derivatives such as interest rate swap agreements, interest rate collar agreements, and foreign currency forwards and options to manage these exposures. The fair value of the interest rate collar agreements was determined to be immaterial at December 31, 2000 and September 30, 2001. One of the Company's interest rate collar agreements expired during September 2001. The remaining two interest collar agreements expired during October 2001.

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

     As of September 30, 2001, the Company's balance sheet included goodwill that represented approximately 55.8% of total assets and 127.6% of shareholders' equity.

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

     Recent Accounting Pronouncement:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. FASB 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test will use a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. FASB 142 does not require that goodwill be tested for impairment upon adoption unless an indicator of impairment exists at that date. However, it would require that a benchmark assessment be performed for all existing reporting units within nine months of the date of adoption. The new goodwill model would applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded. The Company will adopt FASB 142 in the first quarter of 2002. The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations.

Item 3
           Quantitative and Qualitative Disclosures about Market Risk

     Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Part II.  Other Information


Item 1.  Legal Proceedings

         The discussions concerning the Company's litigation with the landlord of its Fort Washington facilities contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are incorporated herein by reference.

         AssetCare, Inc., a subsidiary of the Company acquired as part of Medaphis Services Corporation, has been identified in an administrative order issued by the State of California as a party that is partially responsible for cleanup costs associated with a former scrap recycling facility next to Humboldt Bay in California. The subsidiary was identified as a successor-in-interest to a former operator of the facility. The subsidiary has also been named in a civil proceeding brought by the owner of the property as a party that is responsible for the costs that will be incurred by the owner for complying with the terms of the order. Although the Company is still investigating these claims and cannot predict the outcome of the proceedings or quantify the ultimate liability of the subsidiary in light of the early stage of the litigation, based upon: (i) the fact that the former operator conducted scrap recycling operations for a four-year period during the 100-year operational history of the site; and
     (ii) the existence of indemnification and contribution claims against other entities, any costs incurred or assessed against the subsidiary are not expected to have a materially adverse effect on the financial condition or results of operations of the Company. The subsidiary intends to vigorously defend these matters.

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

     None - not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits

              99.1     Consolidating Schedule

     (b)      Reports on Form 8-K

              Date of Report     Item Reported
              --------------     -------------

              10/1/01            Item 5 - Press release commenting on
                                          preliminary results for the third
                                          quarter of 2001

              11/14/01           Item 5 - Press release and conference call
                                          transcript from the earnings release
                                          for the third quarter of 2001

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2001                  By: /s/ Michael J. Barrist
                                             ----------------------
                                             Michael J. Barrist
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (principal executive officer)



Date: November 14, 2001                  By: /s/ Steven L. Winokur
                                             ---------------------
                                             Steven L. Winokur
                                             Executive Vice President, Finance,
                                             Chief Financial Officer and
                                             Treasurer