Form 10-K
period 2001-12-31
NCO GROUP INC
filed 2002-03-19
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
  (Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2001

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                           Commission File No. 0-21639

                                 NCO GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Pennsylvania                                 23-2858652
------------                                 ----------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)

507 Prudential Road
Horsham, Pennsylvania                        19044
---------------------                        ----------
(Address of principal                        (Zip Code)
executive offices)

Registrant's Telephone Number, Including Area Code (215) 441-3000
                                                   --------------


Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

      Common stock, no par value           25,874,000
      --------------------------           -----------------------------
      (Title of Class)                     (Number of Shares Outstanding
                                           as of March 18, 2002)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant is approximately $529,637,000(1)

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement to be filed in connection with its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. Other documents incorporated by reference are listed in the
Exhibit Index.


                                -----------------

(1) The aggregate market value of the voting stock set forth equals the number of shares of the Company's common stock outstanding, reduced by the amount of common stock held by officers, directors and shareholders owning 10% or more of the Company's common stock, multiplied by $27.370, the last reported sale price for the Company's common stock on March 18, 2002. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                TABLE OF CONTENTS


                                                                                                Page
                                                                                                ----
                                     PART I

Item 1.       Business.                                                                           1
Item 2.       Properties.                                                                        19
Item 3.       Legal Proceedings.                                                                 20
Item 4.       Submission of Matters to a Vote of Security Holders.                               20
Item 4.1      Executive Officers of the Registrant who are not also Directors.                   20

                                     PART II

Item 5.       Market for Registrant's Common Stock and                                           22
              Related Shareholder Matters.
Item 6.       Selected Financial Data.                                                           23
Item 7.       Management's Discussion and Analysis of Financial                                  24
                  Condition and Results of Operations.
Item 7a       Quantitative and Qualitative Disclosures about Market Risk.                        38
Item 8.       Financial Statements and Supplementary Data.                                       38
Item 9.       Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosures.                                                     38

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.                                39
Item 11.      Executive Compensation.                                                            39
Item 12.      Security Ownership of Certain Beneficial Owners and Management.                    39
Item 13.      Certain Relationships and Related Transactions.                                    39

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                  40
              Signatures.                                                                        46

              Index to Consolidated Financial Statements and Financial
                  Statement Schedule.                                                            F-1


     As used in this Annual Report on Form 10-K, unless the context otherwise requires, "we,""us," "our,""Company" or "NCO" refers to NCO Group, Inc. and its subsidiaries.

Forward-Looking Statements

     Certain statements included in this Annual Report on Form 10-K, including without limitation statements in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations, the Company's growth strategy, the Company's internet and e-commerce strategy, the effects of the terrorist attacks and the economy on the Company's business, expected increases in operating efficiencies, anticipated trends in the accounts receivable management industry, estimates of future cash flows of purchased accounts receivable, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with the recent expansion of NCO Portfolio Management, Inc. ("NCO Portfolio"), risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks related to purchased accounts receivable, risks associated with technology, the Internet and the Company's e-commerce strategy, risks related to past or possible future terrorist attacks, risks related to the economy, and other risks described under Item 1. "Business
- Investment Considerations" or in the Company's other filings made from time to time with the Securities and Exchange Commission, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.


                                     PART I

Item 1.  Business.

General

     We believe we are the largest provider of outsourced accounts receivable management and collection services in the world, serving a wide range of clients in North America and abroad. Our extensive industry knowledge, technological expertise, management depth, and long-standing client relationships enable us to deliver customized solutions that improve our clients' accounts receivable recovery rates, thus improving their financial performance. Our services are provided through the utilization of sophisticated technologies including advanced workstations, leading-edge client interface systems, and call management systems comprised of predictive dialers, automated call distribution systems, digital switching and customized computer software. We have approximately 9,000 employees who provide our services through the operation of 80 centers.

Industry Background

     Increasingly, companies are outsourcing many non-core functions to focus on revenue-generating activities, reduce costs and improve productivity. In particular, many large corporations are recognizing the advantages of outsourcing accounts receivable management and collection. This trend is being driven by a number of industry-specific factors:


     o First, the complexity of accounts receivable management and collection functions in certain industries has increased dramatically in recent years. For example, with the increasing popularity of health maintenance organizations, or HMOs, and preferred provider organizations, or PPOs, healthcare institutions now face the challenge of billing not only large insurance companies but also individuals who are required to pay small, one-time co-payments.
     o Second, the increasing complexity of the collection process that requires sophisticated call management and database systems for efficient collections.
     o Third, the trend in certain industries to outsource non-core functions, due to competitive pressures, changing regulations and/or required capital expenditures.
     o Fourth, the increased focus by credit grantors on early identification and intervention in pre-delinquent debt (i.e., debt with an average age of less than 90 days).

     We operate in a large industry with positive growth dynamics. Growth in our industry is fundamentally driven by the continuing growth in consumer and commercial debt. According to The Kaulkin Report, an industry publication, overall consumer debt in 2000 exceeded $8.3 trillion. Approximately $135 billion of delinquent consumer debt was estimated to have been placed for collection with third-party collection agencies during 2000, nearly double the $73 billion placed in 1990 according to The Kaulkin Report. The primary market sectors within our industry are financial services, healthcare, and retail and commercial. Other important market sectors include telecommunications, utilities, and government.

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

     Expand our relationships with clients - A significant amount of our growth stems from the expansion of existing client relationships. These relationships and the resulting opportunities continue to grow in scale, complexity and profit potential. Over time, we believe these relationships should transition from the operational delivery of services to the strategic development of long-term, goal-oriented partnerships where we are sharing in the improved profitability and operational efficiencies created for our clients.

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

     Enhance our technology capabilities - We will continue to enhance our technology platform as well as continue to update and modernize our equipment, including the workstations and predictive dialers used by account representatives. In addition, we will continue to update and refine our NCO ACCESS(TM) interface, which translates client account information into a standard presentation format that provides our account representatives with a common visual interface that links directly into disparate client host systems.

     The Internet offers the potential for significant operational benefits. There are a variety of cost-reducing applications available, such as improved data exchange capabilities and the replacement of direct mail with e-mail. We are creating client-specific web pages that will facilitate reporting of payments and account activity, online tracking of collection results, and online statistical modeling.

     Expand internationally - We believe that business process outsourcing is gaining widespread acceptance throughout Canada, Europe and Australasia. Our international expansion strategy is designed to capitalize on each of these markets in the near term, as well as continue to monitor all developing opportunities to determine the timing of entry into new markets. We operate in Canada and the United Kingdom through wholly owned subsidiaries and are one of the largest providers of consumer collection services in both of these markets. We expect to further penetrate these markets through increased sales of accounts receivable management and collection services. Additionally, we expect to pursue direct investments, strategic alliances and partnerships as well as further explore acquisitions in these markets. For example, we formed strategic alliances with Receivables Management Group Pty Ltd. in 2000 and MIRARE Credit Information Services in 2001 to provide an entree into the Australasian and Korean markets, respectively. These alliances enhance our service offerings as well as increase the awareness of NCO as a global provider of accounts receivable management and collection services.

     We also provide our domestic clients with a cost-effective option of using foreign labor markets such as India to provide effective services at a reduced price. We currently have approximately 150 telephone representatives working in India for our U.S clients. We expect to expand our presence in India as well as explore new opportunities in other labor markets such as Australia.

     Increase purchases of delinquent accounts receivable through NCO Portfolio
- Since 1991, we have purchased, collected and managed portfolios of purchased accounts receivable. These portfolios have consisted primarily of delinquent accounts receivable. Due to the profitability of these purchases, we expanded our presence in this marketplace in 1999 and determined that it would be beneficial to further expand our presence, while at the same time limiting our exposure to credit risk. Through the merger of our subsidiary NCO Portfolio with Creditrust in February 2001, we have created one of the only publicly traded companies purchasing delinquent accounts receivable. Under the terms of our credit agreement, our investment in NCO Portfolio currently is limited to our $25.0 million equity investment and a $50.0 million credit sub-facility. During 2001, NCO Portfolio invested $574,000 for a 50% ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture") with IMNV Holdings, LLC ("Marlin"). The Joint Venture was set up to purchase utility, medical and other various small balance accounts receivable. The Joint Venture is accounted for using the equity method of accounting. The Joint Venture has access to capital through a specialty finance lender who, at its option, lends 90% of the value of the purchased accounts receivable to the Joint Venture. The debt is cross-collateralized by all static pools in which the lender participates, and is non-recourse to NCO Portfolio. In the future, NCO Portfolio may develop additional growth opportunities including partnerships with banks, commercial lenders, and other investors who will provide additional funding sources for purchases of delinquent accounts receivable. By utilizing such risk sharing partnerships, we will gain access to capital while limiting both our and NCO Portfolio's exposure to credit risk.

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

Services

     Accounts Receivable Management and Collection

     We provide a wide range of accounts receivable management and collection services to our clients by utilizing an extensive technological infrastructure. Although most of our accounts receivable management and collection services to date have focused on the recovery of traditional delinquent accounts, we do engage in the recovery of current accounts receivable and early stage delinquencies (generally, accounts which are 90 days or less past due). We generate approximately 60% of our revenue from the recovery of delinquent accounts receivable on a contingency fee basis. In addition, we generate revenue from fixed fees for certain accounts receivable management and collection and other related services. We seek to be a low cost provider and, as such, our contingent fees typically range from 15% to 35% of the amounts recovered on behalf of our clients. However, fees can range from 6% for the management of accounts placed early in the accounts receivable cycle to 50% for accounts that have been serviced extensively by the client or by third-party providers. Our average fee across all industries was approximately 19% during 2001, as compared to 19% during 2000.

     Accounts receivable management and collection services typically include the following activities:

     Management Planning. Our approach to accounts receivable management and collection for each client is determined by a number of factors including account size and demographics, the client's specific requirements and management's estimate of the collectibility of the account. We have developed a library of standard processes for accounts receivable management and collection, which is based upon our accumulated experience. We integrate these processes with our client's requirements to create a customized recovery solution. In many instances, the approach will evolve and change as the relationship with the client develops and both parties evaluate the most effective means of recovering accounts receivable. Our standard approach, which may be tailored to the specialized requirements of each client, defines and controls the steps that will be undertaken by us on behalf of the client and the manner in which we will report data to the client. Through our systematic approach to accounts receivable management and collection, we remove most decision making from the recovery staff and ensure uniform, cost-effective performance.

     Once the approach has been defined, we electronically or manually transfer pertinent client data into our information system. When the client's records have been established in our system, we begin the recovery process.

     Skiptracing. In cases where the customer's telephone number or address is unknown, we systematically search the U.S. Post Office National Change of Address service, consumer databases, electronic telephone directories, credit agency reports, tax assessor and voter registration records, motor vehicle registrations, military records and other sources. The geographic expansion of banks, credit card companies, national and regional telecommunications companies, and managed healthcare providers, along with the mobility of consumers, has increased the demand for locating the client's customers. Once we have located the customer, the notification process can begin.

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

     Delinquency Management

     We provide pre-charge-off delinquency management services that enable clients to manage their at-risk customers and quickly restore the relationships to a current payment status. We mail reminder letters and make first-party calls to the clients' customers, reminding them of the past due balance and encouraging them to make immediate repayment using pay-by-phone direct debit checks or, in certain cases, credit cards. Our services include responding to inbound calls seven days a week. We apply our extensive database and predictive modeling techniques to the customer's profile, assigning more intense efforts to higher risk customers.

     Customer Service and Support

     We utilize our communications and information system infrastructure to supplement or replace the customer service function of our clients. For example, we are currently engaged by a large regional utility company to provide customer service functions for a segment of the utility's customer base that is delinquent. For other clients, we provide a wide range of specialized services such as fraud prevention, over-limit calling, inbound calling for customer credit application and approval processes, and general back-office support. We can provide customer contact through inbound or outbound calling, or customized web-enabled functions.

     Billing

     We complement existing service lines by offering adjunct billing services to clients as an outsourcing option. Additionally, we can assist healthcare clients in the billing and management of third-party insurance.

     Additional Services

     We selectively provide other related services that complement our traditional accounts receivable management and collection business and leverage our technological infrastructure. We believe that the following services will provide additional growth opportunities for us:

     Attorney Network Services. We coordinate litigation undertaken on behalf of our clients through a nationwide network of more than 150 law firms whose attorneys specialize in collection litigation. Our collection support staff manages the attorney relationships and facilitates the transfer of all necessary documentation.

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

Technology and Infrastructure

     We have made a substantial investment in our information systems such as "thin client" network computing devices, predictive dialers, automated call distribution systems, digital switching and customized computer software, including the NCO ACCESS interface product. As a result, we believe we are able to address accounts receivable management and collection activities more reliably and more efficiently than our competitors. Our systems also permit network access to enable clients to electronically communicate with us and monitor operational activity on a real-time basis. We provide our services through the operation of 80 centers that are electronically linked through an international wide area network, with the exception of our two United Kingdom centers.

     We also utilize a custom-developed NCO ACCESS interface product that leverages industry standard visual basic and thin client server technology in order to facilitate the critical process of "real-time" translation of account data from our clients' host systems to our system. The NCO ACCESS interface product set allows rapid ramp up of new client projects and the ability to work online with client host systems while completely integrating and leveraging the power of our base accounts receivable management software infrastructure. Additionally, this technology allows sophisticated reporting capabilities that are not always available on clients' host systems. The NCO ACCESS interface product translates client account information into a standard presentation format that provides our account representatives with a common visual interface that links directly into disparate client host systems. Key benefits of the NCO ACCESS interface include dramatic reduction in project ramp-up time, reduction in training costs, and an overall increase in account representative productivity.

     Our call centers utilize predictive dialers with over 4,200 stations to address our low balance, high-volume accounts. These systems scan our databases, simultaneously initiate calls on all available telephone lines and determine if a live connection is made. Upon determining that a live connection has been made, the computer immediately switches the call to an available representative and instantaneously displays the associated account record on the representative's workstation. Calls that reach other signals, such as a busy signal, telephone company intercept or no answer, are tagged for statistical analysis and placed in priority recall queues or multiple-pass calling cycles. The system also automates virtually all record keeping and follow-up activities including letter and report generation. Our automated method of operations dramatically improves the productivity of our collection staff.

     Our MIS staff is comprised of approximately 240 employees led by a Chief Information Officer. We maintain disaster recovery contingency plans and have implemented procedures to protect against the loss of data resulting from power outages, fire and other casualties. We have implemented a security system to protect the integrity and confidentiality of our computer systems and data and maintain comprehensive business interruption and critical systems insurance on our telecommunications and computer systems.

Sales and Marketing

     Our sales force is organized at the corporate level to address clients by need, based upon their respective complexity, geography and industry. We utilize a focused and professional direct selling effort in which sales representatives personally cultivate relationships with prospective and existing clients. Our sales effort consists of an approximately 60-person direct sales force, and for the commercial sector, approximately 330 telephone sales representatives. Each sales representative is charged with identifying leads, qualifying prospects and closing sales. When appropriate, our operating personnel will join in the sales effort to provide detailed information and advice regarding our operational capabilities. We supplement our direct sales effort with print media and attendance at trade shows.

     Many of our prospective clients issue a request for proposal as part of the contract award process. We have a staff of technical writers for the purpose of preparing detailed, professional responses to requests for proposals.

Quality Assurance and Client Service

     Our reputation for quality service is critical to acquiring and retaining clients. Therefore, we and our clients monitor our representatives for strict compliance with the clients' specifications and our policies. We regularly measure the quality of our services by capturing and reviewing such information as the amount of time spent talking with clients' customers, level of customer complaints and operating performance. In order to provide ongoing improvement to our telephone representatives' performance and to ensure compliance with our policies and standards, quality assurance personnel monitor each telephone representative on a frequent basis and provide ongoing training to the representative based on this review. Our information systems enable us to provide clients with reports on a real-time basis as to the status of their accounts and clients can choose to network with our computer system to access such information directly.

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

Client Relationships

     Our client base currently includes over 50,000 companies in the financial services, healthcare, retail and commercial, utilities, education, telecommunications, and government sectors. Our 10 largest clients in 2001 accounted for approximately 28% of our revenue. In 2001, no client accounted for more than 6% of total revenue. In 2001, we derived 34.4% of our revenue, excluding purchased accounts receivable, from financial services (which included the banking and insurance sectors), 25.5% from healthcare organizations, 21.3% from retail and commercial entities, 6.4% from utilities, 5.6% from educational organizations, 5.1% from telecommunications companies, and 1.7% from government entities.

     We enter into contracts with most of our clients that define, among other things, fee arrangements, scope of services and termination provisions. Clients may usually terminate such contracts on 30 or 60 days notice. In the event of termination, however, clients typically do not withdraw accounts referred to us prior to the date of termination, thus providing us with an ongoing stream of revenue from such accounts, which diminish over time. Under the terms of our contracts, clients are not required to place accounts with us but do so on a discretionary basis.

Personnel and Training

     Our success in recruiting, hiring and training a large number of employees is critical to our ability to provide high quality accounts receivable management and collection, customer support and teleservices programs to our clients. We seek to hire personnel with previous experience in accounts receivable management and collection or as telephone representatives. We generally offer competitive compensation and benefits and offer internal promotion opportunities.

     All our collection personnel receive comprehensive training that consists of a combination of classroom and practical experience. Prior to customer contact, new employees receive one week of training in our operating systems, procedures and telephone techniques and instruction in applicable federal and state regulatory requirements. Our personnel also receive a wide variety of continuing professional education consisting of both classroom and role-playing sessions.

     As of December 31, 2001, we had a total of approximately 8,100 full-time employees and 900 part-time employees, of which 7,400 are telephone representatives. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Competition

     The accounts receivable management and collection industry is highly competitive. We compete with a large number of providers, including large national corporations such as Outsourcing Solutions, Inc., IntelliRisk Management Corporation, Risk Management Alternatives, Inc., and GC Services LP, as well as many regional and local firms. Some of our competitors may offer more diversified services and/or operate in broader geographic areas than we do. In addition, many companies perform the accounts receivable management and collection services offered by us in-house. Moreover, many larger clients retain multiple accounts receivable management and collection providers, which exposes us to continuous competition in order to remain a preferred vendor. We believe that the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client's requirements, personalized service, sophisticated call and information systems, and price.

Regulation

     The accounts receivable management and collection industry is regulated both at the federal and state level. The Federal Fair Debt Collection Practices Act regulates any person who regularly collects or attempts to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. The Fair Debt Collection Practices Act establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The Fair Debt Collection Practices Act also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. Additionally, the Fair Debt Collection Practices Act contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. We are also subject to the Fair Credit Reporting Act, which regulates the consumer credit reporting industry and which may impose liability on us to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. The Federal Trade Commission has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. The accounts receivable management and collection business is also subject to state regulation. Some states require that we be licensed as a debt collection company. We believe that we currently hold applicable licenses from all states where required.

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

History of Acquisitions

     The following is a summary of the acquisitions we completed since 1994 (dollars in thousands):


                                                                                               Revenue for the
                                       Date                                    Value of       Fiscal Year Prior
                                     Acquired           Business            Purchase Price     to Acquisition
                                    ----------- ------------------------- ------------------- ------------------
Creditrust Corporation               2/20/01    Purchased A/R               $      25,000 (1)   $      36,491

Compass International Services       8/20/99    A/R Management and                104,100             105,800 (2)
  Corporation                                   Telemarketing

Co-Source Corporation                5/21/99    Commercial A/R                    124,600              61,100
                                                Management

JDR Holdings, Inc.                   3/31/99    Technology-Based                  103,100              51,000
                                                Outsourcing, A/R
                                                Management and
                                                Telemarketing

Medaphis Services Corporation        11/30/98   Healthcare A/R                    117,500              96,700
                                                Management

MedSource, Inc.                       7/1/98    Healthcare A/R                     35,700 (3)          22,700
                                                Management

FCA International Ltd.                5/5/98    A/R Management                     69,900              62,800

The Response Center                   2/6/98    Market Research                    15,000               8,000

Collections Division of American      1/1/98    A/R Management                      1,700               1,700
  Financial Enterprises, Inc.

ADVANTAGE Financial                  10/1/97    A/R Management                      5,000               5,100
  Services, Inc.

Credit Acceptance Corporation        10/1/97    A/R Management                      1,800               2,300

Collections Division of CRW           2/2/97    A/R Management                     12,800              25,900
  Financial, Inc.

CMS A/R Services                     1/31/97    A/R Management                      5,100              6,800

Tele-Research Center, Inc.           1/30/97    Market Research and                 2,200              1,800
                                                Telemarketing

Goodyear & Associates, Inc.          1/22/97    A/R Management                      5,400              5,500

Management Adjustment                 9/5/96    A/R Management                      9,000             13,500
  Bureau, Inc.

Collections Division of Trans         1/3/96    A/R Management                      4,800              7,000
  Union Corporation

Eastern Business Services, Inc.       8/1/95    A/R Management                      2,000              2,000

B. Richard Miller, Inc.              4/29/94    A/R Management                      1,400              1,300

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

Investment Considerations

     You should carefully consider the risks described below. If any of the risks actually occur, our business, financial condition or results of future operations could be materially adversely affected. This Annual Report on Form 10-K contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

     Terrorist attacks and threats of war may negatively impact our results of operations, revenue, and stock price.

     Terrorist attacks and threats of war may negatively impact our results of operations, revenue, and stock price. Recent terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against United States targets and threats of war or actual conflicts involving the United States or its allies, may impact our operations, including affecting our ability to collect our clients' accounts receivable. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the economy. They could also result in the deepening of the economic recession in the United States. Any of these occurrences could have a material adverse effect on our operating results, collections and revenue and may result in the volatility of the market price for our common stock.

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

     Our ability to attract new clients is subject to a number of risks, including:

     o    the market acceptance of our service offerings;
     o    the quality and effectiveness of our sales force; and
     o the competitive factors within the accounts receivable management and collection industry.

     If our efforts to retain and expand our client relationships and to attract new clients do not prove effective it could have a materially adverse effect on our business, results of operations and financial condition.

     If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive.

     Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to identify and contact large numbers of debtors and to record the results of collection efforts. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We have made a significant investment in technology to remain competitive and we anticipate that it will be necessary to continue to do so in the future. Computer and telecommunications technologies are changing rapidly and are characterized by short product life cycles, so that we must anticipate technological developments. If we are not successful in anticipating, managing, or adopting technological changes on a timely basis or if we do not have the capital resources available to invest in new technologies, our business would be materially adversely affected.

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

     We currently utilize three computer hardware systems and are in the process of transitioning to one system. If we do not succeed in that transition, our business may be materially adversely affected.

     We compete with a large number of providers in the accounts receivable management and collection industry. This competition could have a materially adverse effect on our future financial results.

     We compete with a large number of companies in providing accounts receivable management and collection services. We compete with other sizable corporations in the United States and abroad such as Outsourcing Solutions, Inc., IntelliRisk Management Corporation, Risk Management Alternatives, Inc., and GC Services LP, as well as many regional and local firms. We may lose business to competitors that offer more diversified services and/or operate in broader geographic areas than we do. We may also lose business to regional or local firms who are able to use their proximity to or contacts at local clients as a marketing advantage. In addition, many companies perform the accounts receivable management and collection services offered by us in-house. Many larger clients retain multiple accounts receivable management and collection providers, which exposes us to continuous competition in order to remain a preferred provider. Because of this competition, in the future we may have to reduce our collection fees to remain competitive and this competition could have a materially adverse effect on our future financial results.

     Many of our clients are concentrated in the financial services, healthcare, and retail and commercial sectors. If any of these sectors performs poorly or if there are any adverse trends in these sectors it could materially adversely affect us.

     For the year ended December 31, 2001, we derived approximately 34.4% of our revenue, excluding purchased accounts receivable, from clients in the financial services sector, approximately 25.5% of our revenue from clients in the healthcare sector and approximately 21.3% of our revenue from clients in the retail and commercial sectors. If any of these sectors performs poorly, clients in these sectors may have fewer or smaller accounts to refer to us, or they may elect to perform accounts receivable management and collection services in-house. If there are any trends in any of these sectors to reduce or eliminate the use of third-party accounts receivable management and collection services, the volume of referrals to us could decrease.

     Most of our contracts do not require clients to place accounts with us, they may be terminated on 30 or 60 days notice, and they are on a contingent fee basis. We cannot guarantee that existing clients will continue to use our services at historical levels, if at all.

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

     We are subject to risks as a result of our investment in NCO Portfolio, including:


     o The operations of NCO Portfolio could divert management's attention from our daily operations, particularly that of Michael J. Barrist, our Chairman, President and Chief Executive Officer, who is also serving in the same capacities for NCO Portfolio, and otherwise require the use of other of our management, operational and financial resources.
     o Our investment in NCO Portfolio currently is limited to our $25.0 million equity investment and a $50.0 million credit sub-facility. If NCO Portfolio defaults on that credit, it would be a default under our credit agreement with our lenders, or if the value of our investment is impaired, it would have a material adverse effect on us.

     NCO Portfolio will have additional business risks that may have an adverse effect on our combined financial results.

     NCO Portfolio is subject to additional business-related risks common to the purchase and management of defaulted consumer accounts receivable business. The results of NCO Portfolio will be consolidated into our results. To the extent that those risks have an adverse effect on NCO Portfolio, they will have an adverse effect on our combined financial results. Some of those risks are:

o Collections may not be sufficient to recover the cost of investments in purchased accounts receivable and support operations - NCO Portfolio purchases delinquent accounts receivable generated primarily by consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. The accounts receivable are purchased from consumer creditors such as banks, finance companies, retail merchants and other consumer oriented companies. Substantially all of the accounts receivable consist of account balances that the credit grantor has made numerous attempts to collect, has subsequently deemed uncollectible, and charged-off its books. After purchase, collections on accounts receivable could be reduced by consumer bankruptcy filings, which have been on the rise. The accounts receivable are purchased at a significant discount to the amount the customer owes and, although the belief is that the recoveries on the accounts receivable will be in excess of the amount paid for the accounts receivable, actual recoveries on the accounts receivable may vary and may be less than the amount expected. The timing or amounts to be collected on those accounts receivable cannot be assured. If cash flows from operations are less than anticipated as a result of our inability to collect NCO Portfolio's accounts receivable, NCO Portfolio will not be able to purchase new accounts receivable after it has exhausted the availability under the sub-facility, and its future growth and profitability will be materially adversely affected. There can be no assurance that NCO Portfolio's operating performance will be sufficient to service debt on the sub-facility or finance the purchase of new accounts receivable.
 o Use of estimates in reporting results - NCO Portfolio's revenue is recognized based on estimates of future collections on static pools of accounts receivable purchased. Although estimates are based on statistical analysis, the actual amount collected on these static pools and the timing of those collections may differ materially from NCO Portfolio's estimates. If collections on static pools are materially less than estimated, NCO Portfolio will be required to record impairment expenses that will reduce earnings and could materially adversely affect earnings, financial condition, and creditworthiness.
o Possible shortage of accounts receivable for purchase at favorable prices - The availability of portfolios of delinquent accounts receivable for purchase at favorable prices depends on a number of factors outside of NCO Portfolio's control, including the continuation of the current growth trend in consumer debt and competitive factors affecting potential purchasers and sellers of portfolios of accounts receivable. The growth in consumer debt may also be affected by changes in credit grantors' underwriting criteria and regulations governing consumer lending. Any slowing of the consumer debt growth trend could result in less credit being extended by credit grantors. Consequently, fewer delinquent accounts receivable could be available at prices that NCO Portfolio finds attractive. If competitors raise the prices they are willing to pay for portfolios of accounts receivable above those NCO Portfolio wishes to pay, NCO Portfolio may be unable to buy delinquent accounts receivable at prices consistent with its historic return targets. In addition, NCO Portfolio may overpay for portfolios of delinquent accounts receivable, which may have a materially adverse effect on our combined financial results.
o Government regulation of NCO Portfolio operations - Federal and state consumer protection and related laws and regulations govern the relationship of a customer and a creditor. Significant laws include the Fair Debt Collection Practices Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Electronic Funds Transfer Act, and various federal regulations that relate to these acts, as well as comparable statutes in the states where account debtors reside or where credit grantors are located. Some of these laws may apply to NCO Portfolio's activities. If credit grantors who sell accounts receivable to NCO Portfolio fail to comply with these laws, NCO Portfolio's ability to collect on those accounts receivable could be limited regardless of any act or omission on its part. NCO Portfolio's failure to comply with these laws may also limit its ability to collect on the accounts receivable.

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

     We may have to borrow money or incur liabilities, or sell stock, to pay for future acquisitions and we may not be able to do so at all or on terms favorable to us. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources. If we issue stock for all or a portion of the purchase price for future acquisitions, our shareholders' ownership interest may be diluted. If the price of our common stock decreases or potential sellers are not willing to accept our common stock as payment for the sale of their businesses, we may be required to use more of our cash resources, if available, in order to continue our acquisition program.

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

     Factors that could cause quarterly fluctuations include, among other things, the following:

     o the timing of our clients' accounts receivable management and collection programs and the commencement of new contracts and termination of existing contracts;
     o    the timing and amount of collections on purchased accounts receivable;
     o customer contracts that require us to incur costs in periods prior to recognizing revenue under those contracts;
     o    the effects of a change of business mix on profit margins;
     o the timing of additional selling, general, and administrative expenses to support new business;
     o    the costs and timing of completion and integration of acquisitions;
          and
     o that our business tends to be slower in the third and fourth quarters of the year due to the summer and holiday seasons.

     If we do not achieve the results projected in our public forecasts, it could have a materially adverse effect on the market price of our common stock.

     We have publicly announced our investor guidance concerning our expected results of operations for the first and second quarters of 2002. Our investor guidance contains forward-looking statements and may be affected by various factors discussed in "Risk Factors" and elsewhere in this Annual Report on Form 10-K that may cause actual results to differ materially from the results discussed in the investor guidance. Our investor guidance reflects numerous assumptions, including our anticipated future performance, general business and economic conditions and other matters, some of which are beyond our control. In addition, unanticipated events and circumstances may affect our actual financial results. Our investor guidance is not a guarantee of future performance and the actual results throughout the periods covered by the investor guidance may vary from the projected results. If we do not achieve the results projected in our investor guidance, it could have a materially adverse effect on the market price of our common stock.

     Goodwill represented 55.3% of our total assets at December 31, 2001. Effective January 1, 2002, we were required to adopt the Financial Accounting Standards Board's ("FASB") SFAS No. 142, "Goodwill and Other Intangibles." If the goodwill is deemed to be impaired under FASB 142, we may need to take a charge to earnings to write-down the goodwill to its fair value.

     Our balance sheet includes amounts designated as intangibles, which predominantly consist of "goodwill." Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition.

     Effective January 1, 2002, we were required to adopt the Financial Accounting Standards Board's ("FASB") SFAS No. 142, "Goodwill and Other Intangibles." FASB 142 concluded that purchased goodwill will not be amortized but will be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test will use a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired.

     As of December 31, 2001, our balance sheet included goodwill that represented 55.3% of total assets and 124.3% of shareholders' equity. If the goodwill is deemed to be impaired under FASB 142, we may need to take a charge to earnings to write-down the goodwill to its fair value.

     Investors should be aware that our earnings for periods beginning after December 31, 2001 will not include charges for the amortization of goodwill and should consider this when comparing such earnings with historical earnings for periods ended on or before December 31, 2001, which included goodwill amortization charges.

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

     Sales of our common stock could adversely affect the market price of our common stock and could impair our future ability to raise capital through the sale of equity securities or make acquisitions for stock. As of March 18, 2002, there were 25,874,000 shares of our common stock outstanding. Most of these shares are available for resale in the public market without restriction, except for shares held by our affiliates. Generally, our affiliates may either sell their shares under a registration statement or in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

     In addition, as of March 18, 2002, we had the authority to issue up to approximately 4,730,000 shares of our common stock under our stock option plans. We also had outstanding notes convertible into an aggregate of 3,797,000 shares of our common stock at a conversion price of $32.92 per share. Additionally, we had outstanding warrants to purchase approximately 22,000 shares of our common stock.

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

Item 2.  Properties.

     We currently lease 77 offices throughout North America, two offices in the United Kingdom and one office in Puerto Rico. The leases of these facilities expire between 2002 and 2016, and most contain renewal options.

     Effective March 11, 2002, we relocated our corporate headquarters to 507 Prudential Road, Horsham, PA 19044.

     We believe that our facilities are adequate for our current operations, but additional facilities may be required to support growth. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

Item 3.           Legal Proceedings.

     The discussions concerning our litigation with the landlord of our Fort Washington facilities contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are incorporated herein by reference.

     AssetCare, Inc., our subsidiary acquired as part of Medaphis Services Corporation, has been identified in an administrative order issued by the State of California as a party that is partially responsible for cleanup costs and natural resource damages associated with a former scrap recycling site next to Humboldt Bay in California. The subsidiary was identified as a successor-in-interest to a former scrap recycler who conducted limited operations at the site. The subsidiary has also been named in a civil proceeding brought by one of the owners of the site as a party that is responsible for the costs that will be incurred by the owner for complying with the terms of the order. Although we are still investigating these claims and cannot predict the outcome of the proceedings or quantify the ultimate liability of the subsidiary in light of the early stage of the litigation, based upon: (i) the fact that the former scrap recycler conducted scrap recycling operations for a four-year period during the 100-year operational history of the site; and (ii) the possibility of indemnification and contribution claims against other entities, any costs incurred or assessed against the subsidiary are not expected to have a materially adverse effect on our financial condition or results of operations. The subsidiary intends to vigorously defend these matters.

     We are involved in other legal proceedings from time to time in the ordinary course of our business. Our management believes that none of these legal proceedings will have a materially adverse effect on our financial condition or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders.

     None.

Item 4.1          Executive Officers of the Registrant who are not Directors.


                      Name                               Age                           Position
--------------------------------------------------     --------     ------------------------------------------------
Stephen W. Elliott.....................                  40         Executive Vice President, Information
                                                                    Technology and Chief Information Officer

Joshua Gindin, Esq.....................                  45         Executive Vice President and General Counsel

Steven Leckerman.......................                  49         Executive Vice President, U.S. Operations

Paul E. Weitzel, Jr....................                  43         Executive Vice President, Corporate
                                                                    Development and International Operations

Steven L. Winokur......................                  42         Executive Vice President, Finance; Chief
                                                                    Financial Officer; and Treasurer

     Stephen W. Elliott - Mr. Elliott joined us in 1996 as Senior Vice President, Technology and Chief Information Officer after having provided consulting services to us for the year prior to his arrival. Mr. Elliott became an Executive Vice President in February 1999. Prior to joining us, Mr. Elliott was employed by Electronic Data Systems, a computer services company, for almost 10 years, most recently as Senior Account Manager.

     Joshua Gindin, Esq. - Mr. Gindin joined us in May 1998. Prior to joining us, Mr. Gindin was a partner in the law firm of Kessler & Gindin, which served as our legal counsel since 1986.

     Steven Leckerman - Mr. Leckerman joined us in 1995 as Senior Vice President, Collection Operations, and became Executive Vice President, U.S. Operations in January 2001. From 1982 to 1995, Mr. Leckerman was employed by Allied Bond Corporation, a division of Union Corporation, where he served as manager of dialer and special projects.

     Paul E. Weitzel, Jr. - Mr. Weitzel joined us through the acquisition of MedSource, Inc. in July 1998. Prior to joining us, Mr. Weitzel was Chairman and Chief Executive Officer of MedSource, Inc. since 1997. Prior to joining MedSource, Inc., Mr. Weitzel was with MedQuist, Inc., a medical transcription company, for four years, most recently as President and Chief Executive Officer. Mr. Weitzel is a Certified Public Accountant.

     Steven L. Winokur - Mr. Winokur joined us in December 1995. Prior to that, Mr. Winokur acted as a part-time consultant to us since 1986. From February 1992 to December 1995, Mr. Winokur was the principal of Winokur & Associates, a certified public accounting firm. From March 1981 to February 1992, Mr. Winokur was with Gross & Company, a certified public accounting firm, where he most recently served as Administrative Partner. Mr. Winokur is a Certified Public Accountant.

                                     PART II


Item 5.  Market for the Registrant's Common Stock and
         Related Shareholder Matters.

     The Company's common stock is listed on the Nasdaq National Market under the symbol "NCOG." The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices for the common stock, as reported by Nasdaq.


                                                 High          Low
                                                 ----          ---

2000
           First Quarter                       $ 31.94       $ 18.13
           Second Quarter                        34.38         21.06
           Third Quarter                         27.00         11.88
           Fourth Quarter                        30.94         12.69

2001
           First Quarter                       $ 34.48       $ 25.56
           Second Quarter                        32.70         23.25
           Third Quarter                         29.73         12.02
           Fourth Quarter                        24.50         13.45


    On March 18, 2002, the last reported sale price of our common stock as reported on The Nasdaq National Market was $27.37 per share. On March 18, 2002, there were approximately 70 holders of record of our common stock.

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

Item 6.     Selected Financial Data.

                           SELECTED FINANCIAL DATA (1)
                  (Amounts in thousands, except per share data)

                                                                          For the years ended December 31,
                                                    --------------------------------------------------------------------------
                                                       1997           1998            1999            2000           2001
                                                    -----------    ------------    ------------    -----------    ------------
Statement of Income Data:
Revenue                                               $ 99,720       $ 209,947       $ 460,311      $ 605,884       $ 701,506
Operating costs and expenses:
     Payroll and related expenses                       51,493         106,787         237,709        293,292         350,634
     Selling, general and administrative expenses       34,379          61,607         128,177        179,924         237,690
     Depreciation and amortization expense               4,052           8,615          21,805         32,360          38,205
     Nonrecurring acquisition costs                          -               -           4,601              -               -
                                                    -----------    ------------    ------------    -----------    ------------
Income from operations                                   9,796          32,938          68,019        100,308          74,977
Other income (expense)                                    (419)         (1,794)        (16,899)       (22,126)        (23,335)
                                                    -----------    ------------    ------------    -----------    ------------
Income before provision for income taxes                 9,377          31,144          51,120         78,182          51,642
Income tax expense                                       4,638          12,881          22,821         32,042          21,463
                                                    -----------    ------------    ------------    -----------    ------------
Income from continuing operations before
  minority interest                                      4,739          18,263          28,299         46,140          30,179
Minority interest                                            -               -               -              -          (4,310)
                                                    -----------    ------------    ------------    -----------    ------------
Income from continuing operations                        4,739          18,263          28,299         46,140          25,869
Accretion of preferred stock to redemption value        (1,617)         (1,604)           (377)             -               -
                                                    -----------    ------------    ------------    -----------    ------------
Income from continuing operations applicable
  to common shareholders                                 3,122          16,659          27,922         46,140          25,869
Discontinued operations, net of taxes:
     (Loss) income from discontinued operations           (148)             82           1,067           (975)              -
     Loss on disposal of discontinued operations             -               -               -        (23,179)              -
                                                    -----------    ------------    ------------    -----------    ------------
Net income applicable to common shareholders           $ 2,974        $ 16,741        $ 28,989       $ 21,986        $ 25,869
                                                    ===========    ============    ============    ===========    ============

Income from continuing operations applicable
  to common shareholders per share:
     Basic                                              $ 0.23          $ 0.91          $ 1.22         $ 1.80          $ 1.00
                                                    ===========    ============    ============    ===========    ============
     Diluted                                            $ 0.21          $ 0.84          $ 1.17         $ 1.79          $ 0.99
                                                    ===========    ============    ============    ===========    ============

Net income applicable to common shareholders per share:
     Basic                                              $ 0.22          $ 0.91          $ 1.27         $ 0.86          $ 1.00
                                                    ===========    ============    ============    ===========    ============
     Diluted                                            $ 0.20          $ 0.85          $ 1.22         $ 0.85          $ 0.99
                                                    ===========    ============    ============    ===========    ============

Weighted average shares outstanding:
     Basic                                              13,736          18,324          22,873         25,587          25,773
                                                    ===========    ============    ============    ===========    ============
     Diluted                                            14,808          19,758          23,799         25,842          28,897
                                                    ===========    ============    ============    ===========    ============

Other Financial Data:
EBITDA (2)                                            $ 13,848        $ 41,553        $ 89,824      $ 132,668       $ 113,182

                                                                                      December 31,
                                                    --------------------------------------------------------------------------
                                                       1997           1998            1999            2000           2001
                                                    -----------    ------------    ------------    -----------    ------------
Balance Sheet Data:
Cash and cash equivalents                             $ 30,194        $ 22,528        $ 50,513       $ 13,490        $ 32,161
Working capital                                         37,825          31,517          65,937         79,732         112,373
Net assets of discontinued operations                    9,484          27,740          41,492              -               -
Total assets                                           129,301         410,992         791,692        784,006         931,025
Long-term debt, net of current portion                  14,940         143,831         323,949        303,920         357,868
Minority interest                                            -               -               -              -          21,213
Redeemable preferred stock                               6,522          11,882               -              -               -
Shareholders' equity                                    94,336         199,465         364,888        386,426         414,095

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

(2) Earnings before interest, taxes, depreciation, and amortization, referred to as EBITDA, is used by management to measure results of operations and is not intended to report results of operations in conformity with generally accepted accounting principles.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


     Overview

     We believe we are the largest outsourced accounts receivable management and collection company in the world, serving a wide range of clients in North America and abroad. We generate approximately 60% of our revenue from the recovery of delinquent accounts receivable on a contingency fee basis. Our contingency fees typically range from 15% to 35% of the amount recovered on behalf of our clients. However, fees can range from 6% for the management of accounts placed early in the accounts receivable cycle to 50% for accounts that have been serviced extensively by the client or by third-party providers. Our average fee across all industries was approximately 19% during 2001, as compared to 19% during 2000. In addition, we generate revenue from fixed fee services for certain accounts receivable management and collection services. Revenue is earned and recognized upon collection of accounts receivable for contingency fee services and as work is performed for fixed fee services. We enter into contracts with most of our clients that define, among other things, fee arrangements, scope of services and termination provisions. Clients typically have the right to terminate their contracts on 30 or 60 days notice.

     Our operating costs consist principally of payroll and related costs; selling, general, and administrative costs; and depreciation and amortization. Payroll and related expenses consist of wages and salaries, commissions, bonuses, and benefits for all of our employees, including management and administrative personnel. Selling, general, and administrative expenses include telephone, postage and mailing costs and other collection costs as well as expenses that directly support operations including facilities costs, equipment maintenance, sales and marketing, data processing, professional fees, and other management costs.

     We have grown rapidly, through both internal growth as well as acquisitions. To date, all of our acquisitions, except the acquisition in 1999 of JDR Holdings, Inc., referred to as JDR, have been accounted for under the purchase method of accounting with the results of the acquired companies included in our operating results beginning on the date of acquisition. JDR was accounted for under the pooling-of-interests method of accounting.

     On April 14, 2000, our Board of Directors approved a plan to divest our Market Strategy division. The Market Strategy division provided market research and telemarketing services and was divested as part of our strategic plan to increase long-term shareholder value by focusing on our core accounts receivable management and collection services business. The Market Strategy division's operations for all periods presented prior to April 14, 2000, have been presented separately as income or loss from discontinued operations in our consolidated statements of income. We completed the divestiture in October 2000 and recorded a loss of $23.2 million. This loss reflects the difference between the net assets and the proceeds from the divestiture as well as the operating losses from April 14, 2000, through the completion of the divestiture.

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

     In February 2001, the Portfolio Management division was created after we completed the merger of our subsidiary, NCO Portfolio Management, Inc., referred to as NCO Portfolio, with Creditrust Corporation, referred to as Creditrust. As a result of the merger, referred to as the Creditrust Merger, our results of operations are more significantly impacted by purchases of and collections on delinquent accounts receivable. NCO Portfolio recognizes revenue based on estimates of future portfolio collections and the timing of these collections. On a periodic basis, NCO Portfolio reviews and adjusts the amount and timing of expected future collections, based on the performance of the portfolio to date. We own approximately 63% of NCO Portfolio after the Creditrust Merger. The results of NCO Portfolio are consolidated into our results, with a charge for minority interest and elimination of significant intercompany transactions.

     Critical Accounting Policies

     General

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations.

     Revenue Recognition for Purchased Accounts Receivable

     In the ordinary course of accounting for purchased accounts receivable, estimates have been made by management as to the amount of future cash flows expected from each static pool. The estimated future cash flow of each static pool is used to compute the internal rate of return, referred to as IRR, for each static pool. The IRR is used to allocate cash flow between revenue and amortization of the carrying values of the purchased accounts receivable.

     On an ongoing basis, we compare the historical trends of each static pool to projected collections. The future projections are then increased or decreased, within parameters, in accordance with the historical trend. The results are further reviewed by management with a view towards specifically addressing any particular static pool's performance. Actual results will differ from these estimates and a material change in these estimates could occur within one year.

     Total cash flow for the year ended December 31, 2001 was unaffected by the change in future estimates. The result of the change in future estimates was a reduction in revenue and an increase in the amount of collections applied to the principal of purchased accounts receivable. The differences between actual and estimated collections on existing static pools as of the beginning of 2001 resulted in a reduction in net income and earnings per share $980,000 and $0.04 per diluted share, respectively for the year ended December 31, 2001.

     Bad Debts

     We maintain an allowance for doubtful accounts for estimated losses resulting from the non-payment of our trade accounts receivable. If our estimate is not sufficient to cover actual losses, we would be required to take additional charges to our earnings.

     Deferred Taxes

     Income taxes or tax benefits have been provided in the results of operations based on the statutory federal and state rates of 37.5% of pre-tax income for NCO Portfolio. For financial reporting purposes, revenue is recognized over the life of the static pool. Because the static pools of purchased accounts receivable are comprised of distressed debt and collection results are not guaranteed until received, for tax purposes, any gain on a particular static pool is deferred until the full cost of the static pool is recovered (cost recovery method). Temporary differences arise because revenue is recognized on the cost recovery method for income tax purposes. Permanent differences between the statutory rates and actual rates are minimal. Temporary differences in recognition of revenue on purchased accounts receivable have resulted in deferred tax liabilities. Assumed utilization of net operating losses acquired in the Creditrust Merger has resulted in deferred tax assets. Our deferred tax liabilities grew significantly through 2001 as a result of the increase in purchased accounts receivable, providing us with additional liquidity. As of December 31, 2001, NCO Portfolio's net deferred tax asset of $1 million was the result of the combination of deferred tax assets generated principally by the assumed utilization of net operating loss carryforwards from the Creditrust Merger, offset by the deferred tax liabilities arising from book tax differences on purchased accounts receivable, including the purchased accounts receivable acquired in the Creditrust Merger. The utilization of net operating loss carryforwards is an estimate based on a number of factors beyond our control including the level of taxable income available from successful operations in the future. The utilization of net operating losses have been further impacted by Tax Law provisions that limit the amount of net operating loss carryforwards that can be utilized subsequent to a change in control such as the Creditrust Merger.

         Results of Operations

     The following table sets forth selected historical income statement data (amounts in thousands):


                                                       For the years ended December 31,
                                  --------------------------------------------------------------------------
                                          1999 (1)                   2000                      2001
                                  -----------------------   ----------------------   -----------------------
                                     Amount        Ratio       Amount       Ratio       Amount       Ratio
                                  ------------   --------   -----------   --------   -----------   ---------
Revenue                                $460,311      100.0%     $605,884      100.0%     $701,506       100.0%

Payroll and related expenses            237,709       51.6       293,292       48.4       350,634        50.0
Selling, general, and
administrative
  expenses                              128,177       27.9       179,924       29.7       237,690        33.9
Nonrecurring acquisition costs            4,601        1.0             -         -              -         -
                                     ----------   --------      --------    -------     ---------     -------

EBITDA (2)                               89,824       19.5       132,668       21.9       113,182        16.1

Depreciation and amortization            21,805        4.7        32,360        5.3        38,205         5.4
Other expense                            16,899        3.7        22,126        3.7        23,335         3.3
Income tax expense                       22,821        5.0        32,042        5.3        21,463         3.1
Minority interest                            -          -              -         -          4,310         0.6
                                     ----------   --------      --------    -------     ---------     -------

Income from continuing operations      $ 28,299        6.1%     $ 46,140        7.6%     $ 25,869         3.7%
                                     ==========    =======      ========    =======     =========     =======

(1) Gives effect to the restatement of our historical financial statements for the treatment of the Market Strategy division as discontinued operations. We divested our Market Strategy division in October 2000.

(2) Earnings before interest, taxes, depreciation, and amortization ("EBITDA") is used by management to measure results of operations and is not intended to report results of operations in conformity with generally accepted accounting principles.

Year ended December 31, 2001 Compared to Year ended December 31, 2000

     Revenue. Revenue increased $95.6 million, or 15.8%, to $701.5 million for the year ended December 31, 2001, from $605.9 million for the comparable period in 2000. Our U.S. Operations, Portfolio Management, and International Operations divisions represented $633.4 million, $62.9 million, and $37.8 million, respectively, of the 2001 revenue. The U.S. Operations' revenue included $27.5 million of revenue earned on services performed for the Portfolio Management division that was eliminated upon consolidation. The International Operations' revenue included $5.1 million of revenue earned on services performed for the U.S. Operations division that was eliminated upon consolidation. Our U.S. Operations, Portfolio Management, and International Operations divisions represented $566.8 million, $13.2 million and $31.7 million, respectively, of the revenue for 2000. The U.S. Operations' revenue included $5.8 million of revenue earned on services performed for the Portfolio Management division that was eliminated upon consolidation.

     U.S. Operation's revenue increased $66.6 million, or 11.8%, to $633.4 million in 2001, from $566.8 million in 2000. The increase in our U.S. Operations division's revenue was attributable to the addition of new clients and the growth in business from existing clients.

     Portfolio Management's revenue increased $49.7 million, or 378.5%, to $62.9 million in 2001, from $13.2 million in 2000. This increase in the Portfolio Management's revenue was partially attributable to an increase in purchases of accounts receivable. The remainder of the increase was attributable to purchased accounts receivable obtained from the Creditrust Merger in February 2001.

     International Operation's revenue increased $6.1 million, or 19.2%, to $37.8 million in 2001, from $31.7 million in 2000. This increase in our International Operations division's revenue was primarily attributable to new services provided for our U.S. Operations, the addition of new clients, and growth in business from existing clients.

     Payroll and related expenses. Payroll and related expenses increased $57.3 million to $350.6 million for the year ended December 31, 2001, from $293.3 million for the comparable period in 2000, and increased as a percentage of revenue to 50.0% from 48.4%. The majority of the increase in the percentage of revenue was attributable to $10.7 million of one-time charges incurred during the second quarter of 2001 related to a comprehensive streamlining of our expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations, severance costs related to terminated employees, and costs related to a decision to change the structure of our healthcare benefit program. Excluding the one-time charges, payroll and related expenses as a percentage of revenue was 48.5% for 2001. During 2001, we experienced reduced collectibility within our contingent revenue stream due to the difficult collection environment. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining performance for our clients, we increased payroll costs. The effects of the difficult collection environment were exasperated by diminished consumer payment patterns following the September 11, 2001 terrorist attacks. The increase in payroll costs, excluding one-time charges, did not translate into a significant increase in the percentage of payroll and related expenses to revenue due to an increase in productivity that was achieved through the expansion of predictive dialing equipment and the result of spreading the fixed portion of the payroll cost structure over a larger revenue base. In addition, a portion of these increases was offset by the increase in the size of our Portfolio Management division, which has a lower payroll cost structure than the remainder of our business.

     The payroll and related expenses of our U.S Operations division increased $56.8 million to $332.5 million in 2001, from $275.7 million in 2000, and increased as a percentage of revenue to 52.5% from 48.6%. A portion of the increase in the percentage of revenue was attributable to $10.0 million of one-time charges incurred during the second quarter of 2001 related to a comprehensive streamlining of the expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations, severance costs related to terminated employees, and costs related to a decision to change the structure of our healthcare benefit programs from a large, singular benefit platform to individual plans across the country. Excluding the one-time charges, payroll and related expenses as a percentage of revenue was 50.9% for 2001. During 2001, we experienced reduced collectibility within our contingent revenue stream due to the difficult collection environment. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining performance for our clients, we increased payroll costs. The effects of the difficult collection environment were exasperated by diminished consumer payment patterns following the September 11, 2001, terrorist attacks. The increase in payroll costs, excluding one-time charges, did not translate into a significant increase in the percentage of payroll and related expenses to revenue due to an increase in productivity that was achieved through the expansion of predictive dialing equipment and the result of spreading the fixed portion of the payroll cost structure over a larger revenue base.

     The increase as a percentage of revenue, excluding the one-time charges, was primarily the result of reduced collectibility within our U.S. Operations division's contingent revenue stream due to the difficult collection environment. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining performance for our clients, we increased spending for payroll costs. The effects of the difficult collection environment were exasperated by diminished consumer payment patterns following the September 11, 2001 terrorist attacks. A portion of these increases was offset by an increase in productivity that was achieved through the expansion of predictive dialing equipment and the result of spreading the fixed portion of the payroll cost structure over a larger revenue base.

     The payroll and related expenses of our Portfolio Management division increased $1.3 million to $1.6 million in 2001, from $327,000 in 2000, and increased as a percentage of revenue to 2.6% from 2.5%. Our Portfolio Management division outsources all of the collection services to our U.S. Operations division and, therefore, has a relatively small fixed payroll cost structure. However, due to the expansion of this division and the February 2001 Creditrust Merger, our Portfolio Management division required additional employees to operate NCO Portfolio as a separate public company.

     The payroll and related expenses of our International Operations division increased $4.5 million to $21.7 million in 2001, from $17.2 million in 2000, and increased as a percentage of revenue to 57.4% from 54.4%. The increase in the percentage of revenue was attributable to the $736,000 of the one-time charges incurred during the second quarter of 2001 related to a comprehensive streamlining of the expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations and severance costs related to terminated employees.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $57.8 million to $237.7 million in 2001 from $179.9 million in 2000. Selling, general and administrative expenses increased as a percentage of revenue to 33.9% in 2001 from 29.7% in 2000. A portion of the overall increase as a percentage of revenue was the result of $13.0 million of one-time charges incurred during the second and third quarters of 2001. Approximately $11.2 million of these one-time charges were incurred in connection with the June 2001 flood of our Fort Washington, PA, corporate headquarters and the resultant decision to relocate the corporate headquarters to Horsham, PA. The remaining $1.8 million of one-time charges related to a comprehensive streamlining of our expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily related to real estate obligations for closed facilities and equipment rental obligations. Excluding the one-time charges, selling, general, and administrative expenses as a percentage of revenue was 32.0% for 2001. The increase as a percentage of revenue, excluding the one-time charges, was primarily the result of the reduced collectibility within our contingent revenue stream due to a difficult collection environment. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining performance for our clients, we had to increase spending for direct costs of collection. These costs included telephone, letter writing and postage, third party servicing fees, credit reporting, skiptracing, and legal and forwarding fees. The effects of the difficult collection environment were exasperated by diminished consumer payment patterns following the September 11, 2001, terrorist attacks.

     Depreciation and amortization. Depreciation and amortization increased to $38.2 million in 2001 from $32.4 million in 2000. This increase consisted of depreciation resulting from normal capital expenditures made in the ordinary course of business during 2000 and 2001. These capital expenditures included purchases associated with predictive dialers and other equipment required to expand our infrastructure to handle future growth and our planned migration towards a single, integrated information technology platform.

     Other income (expense). Interest and investment income increased $1.1 million to $3.6 million for 2001 compared to 2000. This increase was primarily attributable to interest income from the notes receivable received in connection with the divestiture of the Market Strategy division in October 2000. Interest expense increased to $27.0 million for 2001, from $25.9 million for 2000. This increase was partially attributable to the Portfolio Management division borrowing $36.3 million in connection with the February 2001 Creditrust Merger and subsequent borrowings used to purchase accounts receivable portfolios. In addition, a portion of the increase was attributable to interest from securitized debt that was assumed as part of the Creditrust Merger. A portion of these increases was offset by a decrease in interest rates and debt repayments made during 2000 and 2001. In addition, a portion of these increases was offset by the April 2001 sale of $125.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006. The net proceeds of $121.3 million were used to repay debt under the revolving credit agreement. During 2000, we received insurance proceeds of approximately $1.3 million for flood and telephone outages experienced in the fourth quarter of 1999.

     Income tax expense. Income tax expense for 2001 decreased to $21.5 million, or 41.6% of income before income tax expense, from $32.0 million, or 41.0% of income before income tax expense, for 2000. The effective tax rates were relatively comparable despite the one-time charges incurred during the second and third quarters of 2001. The one-time charges lowered pretax income and increased the impact of the nondeductible goodwill related to certain acquisitions. The effect of the one-time charges was partially offset by the expansion of the Portfolio Management division, which has a lower effective tax rate than the remainder of our business. In addition, the impact of the one-time charges was also mitigated by the implementation of certain tax savings initiatives during the fourth quarter of 2000.

     Discontinued operations. The Market Strategy division had a net loss from operations of $975,000 for the period from January 1, 2000 to April 14, 2000. For the year ended December 31, 2000, we recorded a $23.2 million net loss on the disposal of the Market Strategy division. The loss on disposal included the operations for the period from April 14, 2000 to completion of the divestiture. We completed the divestiture of the Market Strategy division on October 26, 2000.

Year ended December 31, 2000 Compared to Year ended December 31, 1999

     Revenue. Revenue increased $145.6 million, or 31.6%, to $605.9 million in 2000, from $460.3 million in 1999. Our U.S. Operations, Portfolio Management, and International Operations divisions represented $566.8 million, $13.2 million and $31.7 million, respectively, of the revenue for 2000. The U.S. Operations' revenue included $5.8 million of revenue earned on services performed for the Portfolio Management division that was eliminated upon consolidation. Our U.S. Operations, Portfolio Management, and International Operations divisions represented $428.3 million, $2.0 million and $31.0 million, respectively, of the revenue for 1999. The U.S. Operations' revenue included $981,000 of revenue earned on services performed for the Portfolio Management division that was eliminated upon consolidation.

     U.S. Operation's revenue increased $138.5 million, or 32.3%, to $566.8 million in 2000, from $428.3 million in 1999. A full year of revenue from the acquisitions of Compass International Services Corporation, referred to as Compass, on August 20, 1999 and Co-Source Corporation, referred to as Co-Source, on May 21, 1999 represented $42.5 million and $33.5 million of this increase, respectively. The remainder of the increase in our U.S. Operations division's revenue was attributable to the addition of new clients and the growth in business from existing clients.

     Portfolio Management's revenue increased $11.2 million, or 571.3%, to $13.2 million in 2000, from $2.0 million in 1999. This increase in the Portfolio Management's revenue was attributable to an increase in purchases of accounts receivable.

     International Operation's revenue increased $665,000, or 2.1%, to $31.7 million in 2000, from $31.0 million in 1999. This increase in our International Operations division's revenue was primarily attributable to the addition of new clients and growth in business from existing clients. However, the growth was limited due to the effects of a weak Canadian economy.

     Payroll and related expenses. Payroll and related expenses increased $55.6 million to $293.3 million in 2000, from $237.7 million in 1999, but decreased as a percentage of revenue to 48.4% from 51.6%.

     The payroll and related expenses of our U.S Operations division increased $55.8 million to $275.7 million in 2000, from $219.9 million in 1999, but decreased as a percentage of revenue to 48.6% from 51.4%. This decrease as a percentage of revenue was partially attributable to the continuing process of rationalizing staff levels in both our U.S. Operations division's acquired and existing businesses, as well as an increase in productivity that was achieved through the expansion of our use of predictive dialing equipment. The remaining portion of the percentage decrease was the result of spreading the fixed portion of our payroll cost structure over a larger revenue base.

     The payroll and related expenses of our Portfolio Management division increased $147,000 to $327,000 in 2000, from $180,000 in 1999, but decreased as a percentage of revenue to 2.5% from 9.2%. The Portfolio Management division outsources all of its collection services to the U.S. Operations division and, therefore, has a relatively small fixed payroll cost structure. The decrease in the percentage of revenue was attributable to spreading the fixed payroll costs over a larger revenue base.

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

     Other income (expense). Interest and investment income increased $1.1 million to $2.5 million for 2000 over the comparable period in 1999. This increase was primarily attributable to an increase in funds held on behalf of clients and the implementation of our new cash investment strategy. Interest expense increased to $25.9 million for the year ended December 31, 2000, from $18.3 million for the comparable period in 1999. The increase was primarily attributable to our financing the May 1999 Co-Source acquisition with borrowings of $122.7 million under the revolving credit facility. Additionally, a portion of the increase was attributable to borrowings under the revolving credit facility of $29.5 million that were used to repay debt that was assumed as a result of the August 1999 acquisition of Compass. The remainder of the increase was attributable to an increase in interest rates that was partially offset by repayments of debt made during 2000. In addition, we received insurance proceeds of approximately $1.3 million during 2000 for flood and telephone outages experienced in the fourth quarter of 1999.

     Income tax expense. Income tax expense for 2000 increased to $32.0 million, or 41.0% of income before income tax expense, from $22.8 million, or 44.6% of income before income tax expense, for 1999. The decrease in the effective tax rate was primarily attributable to the nondeductible portion of the $4.6 million of nonrecurring acquisition costs incurred during the first quarter of 1999 in connection with the JDR acquisition. A portion of the decrease was attributable to higher revenues diluting the impact of the nondeductible goodwill related to certain acquisitions. In addition, as the result of tax savings initiatives implemented during 2000, we were able to utilize, on a one-time basis, previously generated tax benefits of $850,000.

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

     Quarterly Results of Operations (Unaudited)

     The following table sets forth selected historical financial data for the calendar quarters of 2000 and 2001. This quarterly information is Unaudited, but has been prepared on a basis consistent with our audited financial statements presented elsewhere herein and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                                      2000 Quarters Ended
                                                    ------------------------------------------------------
                                                      Mar. 31       June 30       Sept. 30       Dec. 31
                                                    -----------   -----------   -----------    -----------
                                                         (Amounts in thousands, except per share data)
Revenue                                              $  143,998      $ 154,048     $ 153,858      $ 153,980
Income from operations                                   24,249         26,098        25,835         24,126
Income from continuing operations                        11,393         11,623        11,547         11,577
Loss from discontinued operations, net of taxes          21,718             71         2,365            -
Net (loss) income                                       (10,325)        11,552         9,182         11,577

Income from continuing operations per share:
    Basic                                                $ 0.45         $ 0.45        $ 0.45         $ 0.45
    Diluted                                              $ 0.44         $ 0.45        $ 0.45         $ 0.45

Net (loss) income per share:
    Basic                                               $ (0.40)        $ 0.45        $ 0.36         $ 0.45
    Diluted                                             $ (0.40)        $ 0.45        $ 0.36         $ 0.45


                                                                      2001 Quarters Ended
                                                    ------------------------------------------------------
                                                      Mar. 31       June 30       Sept. 30       Dec. 31
                                                    -----------   -----------   -----------    -----------
                                                         (Amounts in thousands, except per share data)
Revenue                                                $ 171,029     $ 183,275     $ 174,347      $ 172,855
Income from operations                                    28,040        16,013        10,241         20,683
Net income                                                12,277         4,449           952          8,191

Net income per share:
    Basic                                                $ 0.48         $ 0.17        $ 0.04         $ 0.32
    Diluted                                              $ 0.47         $ 0.17        $ 0.04         $ 0.31


     We have experienced and expect to continue to experience quarterly variations in operating results as a result of many factors, including:

     - the timing of our clients' accounts receivable management and collection programs and the commencement of new contracts and termination of existing contracts
     -    the timing and amount of collections on purchased accounts receivable
     - customer contracts that require us to incur costs in periods prior to recognizing revenue under those contracts
     -    the effect of a change of business mix on profit margins
     - the timing of additional selling, general, and administrative expenses to support new business
     - the costs and timing of completion and integration of acquisitions, and
     - that our business tends to be slower in the third and fourth quarters of the year due to the summer and holiday seasons.

     Additionally, our planned operating expenditures are based on revenue forecasts, and, if revenue is below expectations in any given quarter, operating results would likely be materially adversely affected.

Liquidity and Capital Resources

     Historically, our primary sources of cash have been bank borrowings, public offerings, and cash flows from operations. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

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

     The cash flow from our contingency collection business and our purchased portfolio business is dependent upon our ability to collect from consumers and businesses. Many factors, including the economy and our ability to hire and retain qualified collectors and managers, are essential to our ability to generate cash flows. Fluctuations in these trends that cause a negative impact on our business could have a material impact on our expected future cash flows.

     Cash Flows from Operating Activities. Cash provided by operating activities was $85.9 million in 2001, compared to $52.3 million in 2000. The increase in cash provided by operations was primarily attributable to the net effect of the one-time charges incurred during the second and third quarters of 2001, a smaller increase in accounts receivable, and a smaller decrease in income taxes payable. The smaller increase in accounts receivable was attributable to a reallocation of internal resources to focus on the collection of client accounts receivable. The smaller decrease in income taxes payable was the result of tax payments made during the first nine months of 2000 and the implementation of certain tax savings initiatives during the fourth quarter of 2000.

     Cash provided by operating activities was $52.3 million in 2000, compared to $47.7 million in 1999. The increase in cash provided by operations was primarily due to the increase in income from continuing operations to $46.1 million in 2000 from $28.3 million in 1999 and the increase in non-cash charges, depreciation and amortization, to $32.4 million in 2000 from $21.8 million in 1999. A portion of these increases was offset by the $14.8 million increase in accounts receivable and the $8.2 million decrease in other long-term liabilities.

     Cash Flows from Investing Activities. Cash used in investing activities was $51.5 million in 2001, compared to $69.6 million in 2000. The decrease was due primarily to an increase in collections applied to the principal of purchased accounts receivable. This decrease was partially offset by an increase in the purchase of delinquent accounts receivable.

     Cash used in investing activities was $69.6 million in 2000, compared to $170.0 million in 1999. The decrease was due primarily to cash paid in 1999 to acquire Co-Source and Compass. We financed these acquisitions with borrowings under our revolving credit agreement. This increase was partially offset by a $25.3 million increase in the purchase of delinquent accounts receivable.

     Capital expenditures were $27.9 million, $31.0 million, and $29.6 million in 2001, 2000, and 1999, respectively.

     Cash Flows from Financing Activities. Cash used in financing activities was $15.5 million in 2001, compared to $19.8 million in 2000. During 2001, we received cash from borrowings under the revolving credit facility made in connection with the Creditrust Merger that were used to repay the acquired notes payable, finance purchased accounts receivable, and repay other acquisition related liabilities. Additionally, we received $121.3 million of net proceeds from the issuance of convertible notes. These net proceeds were used for the repayment of borrowings under the revolving credit facility. We also used cash to repay a portion of our borrowings under the revolving credit facility and to repay a portion of the securitized debt assumed as part of the Creditrust Merger.

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

     Credit Facility. We have a credit agreement with Citizens Bank of Pennsylvania, formerly Mellon Bank, N.A., ("Citizens Bank"), for itself and as administrative agent for other participating lenders, that originally provided for borrowings up to $350 million, structured as a revolving credit facility. The balance under the revolving credit facility shall become due on May 20, 2004 (the "Maturity Date"). The borrowing capacity of the revolving credit facility is subject to mandatory reductions including a quarterly reduction of $6.3 million on March 31, 2001, subsequent quarterly reductions of $5.2 million until the Maturity Date, and 50 percent of the net proceeds received from any offering of debt or equity. As of December 31, 2001, there was $58.3 million available under the revolving credit facility.

     At our option, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 0.25% to 0.50%, which is determined quarterly based upon our consolidated funded debt to earnings before interest, taxes, depreciation, and amortization, also referred to as EBITDA, ratio (Citizens Bank's prime rate was 4.75% at December 31, 2001), or the London InterBank Offered Rate, also referred to as LIBOR, plus a margin of 1.25% to 2.25% depending on our consolidated funded debt to EBITDA ratio (LIBOR was 1.88% at December 31, 2001).

     In connection with the Creditrust Merger, we amended our revolving credit facility to allow us to provide NCO Portfolio with a $50 million revolving line of credit in the form of a sub-facility under our existing revolving credit facility. The borrowing capacity of the sub-facility is subject to mandatory reductions including four quarterly reductions of $2.5 million beginning March 31, 2002 through December 31, 2002. Effective March 31, 2003, quarterly reductions of $3.75 million are required until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25 million. At our option, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 1.25% to 1.50% that is determined quarterly based upon our consolidated funded debt to EBITDA ratio, or LIBOR plus a margin of 2.25% to 3.25% depending on our consolidated funded debt to EBITDA ratio. As of December 31, 2001, there was $2.9 million available under the NCO Portfolio sub-facility.

     During February 2002, we entered into interest rate swap agreements to reduce the impact of changes in LIBOR on a portion of the debt borrowed from our revolving credit facility. The interest rate swap agreements fixed LIBOR at a rate of 2.82%. The initial notional amount of the interest rate swap agreements is $102.0 million. The notional amount of the interest rate swap agreements is subject to scheduled quarterly reductions. The interest rate swap agreements expire in September 2003.

     Borrowings under the revolving credit facility are collateralized by substantially all of our assets, including the common stock of NCO Portfolio, and certain assets of NCO Portfolio. The balance under the revolving credit facility will become due on May 20, 2004. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of December 31, 2001, we were in compliance with all required financial covenants.

     Convertible Notes. In April 2001, we completed the sale of $125.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006 ("Notes") in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are convertible into our common stock at an initial conversion price of $32.92 per share. We used the $121.3 million of net proceeds from this offering to repay debt under our revolving credit agreement. In accordance with the terms of the credit agreement, 50% of the net proceeds from the Notes permanently reduced the maximum borrowings available under the revolving credit facility.

     Off-Balance Sheet Arrangements

     NCO Portfolio owns a 100% retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC, which was acquired as part of the merger with Creditrust. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized. This securitization issued a note that is due in January 2004 and had a balance of $5.5 million as of December 31, 2001. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid plus a cash reserve. As of December 31, 2001, the investment in securitization was $7.3 million, comprised of $4.0 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues non-cash income at a rate of 8% per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid, after which the collections are split between income and amortization of the investment in securitization based on the discounted cash flows. NCO Portfolio recorded $211,000 of income on this investment for the period from February 21, 2001 to December 31, 2001. The cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received after the securitization note has been repaid have been pledged as collateral against another securitized note.

     NCO Portfolio has a 50% ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture") with IMNV Holdings, LLC ("Marlin"). The Joint Venture was set up to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. As of December 31, 2001, both Joint Venture members have each invested $574,000 for the purchase of accounts receivable. Included in the Statement of Income, in "other income," was $118,000 representing NCO Portfolio's 50% share of operating income from this unconsolidated subsidiary for the year ended December 31, 2001. The Joint Venture has access to capital through a specialty finance lender who, at its option, lends 90% of the value of the purchased accounts receivable to the Joint Venture. The debt is cross-collateralized by all static pools in which the lender participates, and is non-recourse to NCO Portfolio.

     Stock Repurchase Plan

     In September 2001, our Board of Directors and our lender group authorized the repurchase of up to $15.0 million of our currently issued common stock, subject to a limit of one million shares. The share purchases may be made from time to time, depending on market conditions, until March 31, 2002. Shares may be purchased either in the open market or through privately negotiated transactions. The repurchase program did not obligate us to acquire any specific number of shares and could be discontinued at any time. As of December 31, 2001, we had not repurchased any shares under the stock repurchase plan.

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

     Goodwill

     Our balance sheet includes amounts designated as intangibles, which predominantly consist of "goodwill." Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition.

     Effective January 1, 2002, we are required to adopt the Financial Accounting Standards Board's ("FASB") SFAS No. 142, "Goodwill and Other Intangibles. "FASB 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test will use a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired.

     As of December 31, 2001, our balance sheet included goodwill that represented 55.3% of total assets and 124.3% of shareholders' equity. During the year ended December 31, 2001, our statement of income included $15.7 million of goodwill amortization charges that will not be incurred after the adoption of FASB 142 on January 1, 2002. If the goodwill is deemed to be impaired under FASB 142, we may need to take a charge to earnings to write-down the goodwill to its fair value.

     Impact of Recently Issued and Proposed Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after July 1, 2001, to be accounted for using the purchase method. FASB 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test will use a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. FASB 142 does not require that goodwill be tested for impairment upon adoption unless an indicator of impairment exists at that date. However, it would require that a benchmark assessment be performed for all existing reporting units within six months of the date of adoption. The new goodwill model applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded. We adopted FASB 142 in the first quarter of 2002. We are in the process of determining the impact of these pronouncements on our financial position and results of operations.

     During 2001, the Accounting Staff Executive Committee approved an exposure draft on a proposed Statement of Position, "Accounting for Discounts Related to Credit Quality" ("SOP"). The proposed SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a static pool's initial cost of accounts receivable acquired. The proposed SOP would require that the excess of the contractual cash flows over expected future cash flows not be recognized as an adjustment of revenue, expense or on the balance sheet. The proposed SOP would freeze the internal rate of return ("IRR") originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a static pool would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a static pool's remaining life. The exposure draft provides that previously issued annual financial statements would not need to be restated. Until final issuance of this SOP, we cannot ascertain its effect on our reporting.

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

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

     Incorporated by reference from the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K, except information concerning certain executive officers of the Company which is set forth in Section 4.1 of this Annual Report on Form 10-K.

Item 11.      Executive Compensation.

     Incorporated by reference from the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference from the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 13.      Certain Relationships and Related Transactions.

     Incorporated by reference from the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

Item 14.      Exhibits, Financial Statements and Reports on Form 8-K.

              (a). Documents filed as part of this report:

         1. List of Consolidated Financial Statements. The following consolidated financial statements and the accompanying notes of NCO Group, Inc., have been included in this Report on Form 10-K beginning on page F-1:

     Report of Independent Auditors
     Report of Independent Accountants
     Consolidated Balance Sheets as of December 31, 2000 and 2001
     Consolidated Statements of Income for each of the three years in the period ended December 31, 2001
     Consolidated Statements of Redeemable Preferred Stock and Shareholders'
        Equity for each of the three years in the period ended December 31, 2001 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001
     Notes to Consolidated Financial Statements
     Consolidating Statement of Income for the year ended December 31, 2001
        (Unaudited)

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

         3. List of Exhibits filed in accordance with Item 601 of Regulation S-K. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K. Management contracts and compensatory plans, contracts and arrangements are indicated by "*":

     Exhibit No.                                                Description
--------------------     ----------------------------------------------------------------------------------------
        2.1(5)           Agreement and Plan of Reorganization, dated November 2, 1998, among JDR Holdings, Inc.,
                         NCO Group, Inc., and JDR Acquisition Inc. NCO will furnish to the Securities and
                         Exchange Commission a copy of any omitted schedules upon request.
        2.2(5)           Agreement and Plan of Merger, dated November 2, 1998, among JDR Holdings, Inc., NCO
                         Group, Inc. and JDR Acquisition Inc. NCO will furnish to the Securities and Exchange
                         Commission a copy of any omitted schedules upon request.
        2.3(7)           Stock Purchase Agreement dated April 17, 1999, among Co-Source Corporation, its shareholders and option holders, H.I.G.-DCI Investments, L.P. and NCO Group,
                         Inc. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.
        2.4(8)           Agreement and Plan of Merger dated May 12, 1999, by and among Compass International
                         Services Corporation, NCO Group, Inc. and Cardinal Acquisition Corporation. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.
        2.5(13)          Asset Purchase Agreement dated October 26, 2000, among TRC Holdings, Inc., and NCO
                         Group, Inc. and its wholly owned subsidiary, NCO Teleservices, Inc. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.
        2.6(13)          Asset Purchase Agreement dated September 29, 2000, among Creative Marketing Strategies,
                         Inc. and NCO Group, Inc. and its wholly owned subsidiary, NCO Teleservices, Inc. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.
        2.7(12)          Second Amended and Restated Agreement and Plan of Merger dated September 20, 2000, by and among Creditrust Corporation, and NCO Group, Inc. and its wholly owned subsidiaries,
                         NCO Portfolio Funding, Inc. and NCO Financial Systems, Inc. NCO will furnish to the
                         Securities and Exchange Commission a copy of any omitted schedules upon request.
        3.1(1)           The Company's amended and restated Articles of Incorporation.
        3.2(2)           Amendment to Amended and Restated Articles of Incorporation.
        3.3(15)          Amendment to Amended and Restated Articles of Incorporation.
        3.4(4)           The Company's amended and restated Bylaws.
        4.1(1)           Specimen of Common Stock Certificate.
        4.2(7)           Form of warrant to purchase NCO Group, Inc. common stock.
        4.3(14)          Purchase Agreement dated as of March 29, 2001, between NCO Group, Inc. and Deutsche Bank
                         Alex. Brown Inc.
        4.4(14)          Indenture dated as of April 4, 2001, between NCO Group, Inc. and Bankers Trust Company, as Trustee
        4.5(14)          Registration Rights Agreement dated as of April 4, 2001, between NCO Group, Inc. and
                         Deutsche Bank Alex. Brown Inc.
        4.6(14)          Global Note dated April 4, 2001 of NCO Group, Inc.
       *10.1(1)          Employment Agreement, dated September 1, 1996, between the Company and Michael J.
                         Barrist.

     Exhibit No.                                                Description
--------------------     ----------------------------------------------------------------------------------------

       *10.2(9)          Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Michael J. Barrist.
       *10.3(1)          Employment Agreement, dated September 1, 1996, between the Company and Steven L.
                         Winokur.
       *10.4(9)          Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Steven L. Winokur.
       *10.5(13)         Employment Agreement, dated June 5, 1998, between the Company and Joshua Gindin.
       *10.6(13)         Addendum, dated January 1, 1999, to the Employment Agreement, dated June 5, 1998, between the Company and Joshua Gindin.
       *10.7(11)         Employment Agreement, dated May 2, 1998, between the Company and Paul E. Weitzel, Jr.
       *10.8(11)         Addendum, dated January 1, 1999, to the Employment Agreement, dated May 2, 1998, between the Company and Paul E. Weitzel, Jr.
       *10.9(1)          Amended and Restated 1995 Stock Option Plan.
       *10.10(4)         1996 Stock Option Plan, as amended.
       *10.11(4)         1996 Non-Employee Director Stock Option Plan, as amended.
       10.12(1)          Distribution and Tax Indemnification Agreement
       10.13(1)          Irrevocable Proxy Agreement by and between Michael J. Barrist and Annette H. Barrist.
       10.14(2)          Nontransferable Common Stock Purchase Warrant dated February 2, 1997, issued to CRW
                         Financial, Inc.
       10.15(2)          Registration Rights Agreement dated February 2, 1997, between NCO and CRW Financial, Inc.
       10.16(11)         Fifth Amended and Restated Credit Agreement dated as of December 31, 1999, by and among
                         NCO Group, Inc., as Borrower, Mellon Bank, N.A., as Administrative Agent and a Lender,
                         and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange
                         Commission a copy of any omitted schedules upon request.
       10.17(3)          Executive Salary Continuation Agreement.
       10.18(9)          Transfer Agreement dated January 26, 1998, among NCO, CRW Financial, Inc. and Swiss Bank
                         Corporation.
      *10.19(6)          Compass International Services Corporation Employee Incentive Compensation Plan
      *10.20(10)         JDR 1997 Option Plan


     Exhibit No.                        Description
--------------------     -------------------------------------------------------
       10.21(13)         First Amendment, dated March 24, 2000, to the Fifth
                         Amended and Restated Credit Agreement dated as of
                         December 31, 1999, by and among NCO Group, Inc., as
                         Borrower, Mellon Bank, N.A., as Administrative Agent
                         and a Lender, and the Financial Institutions identified
                         therein as Lenders and such other Agents as may be
                         appointed from time to time. NCO will furnish to the
                         Securities and Exchange Commission a copy of any
                         omitted schedules upon request.
       10.22(13)         Second Amendment and Waiver, dated October 26, 2000, to
                         the Fifth Amended and Restated Credit Agreement dated
                         as of December 31, 1999, by and among NCO Group, Inc.,
                         as Borrower, Mellon Bank, N.A., as Administrative Agent
                         and a Lender, and the Financial Institutions identified
                         therein as Lenders and such other Agents as may be
                         appointed from time to time. NCO will furnish to the
                         Securities and Exchange Commission a copy of any
                         omitted schedules upon request.
       10.23(13)         Third Amendment, dated December 15, 2000, to the Fifth
                         Amended and Restated Credit Agreement dated as of
                         December 31, 1999, by and among NCO Group, Inc., as
                         Borrower, Mellon Bank, N.A., as Administrative Agent
                         and a Lender, and the Financial Institutions identified
                         therein as Lenders and such other Agents as may be
                         appointed from time to time. NCO will furnish to the
                         Securities and Exchange Commission a copy of any
                         omitted schedules upon request.
       10.24(13)         Fourth Amendment, dated January 23, 2001, to the Fifth
                         Amended and Restated Credit Agreement dated as of
                         December 31, 1999 by and among NCO Group, Inc., as
                         Borrower, Mellon Bank, N.A., as Administrative Agent
                         and a Lender, and the Financial Institutions identified
                         therein as Lenders and such other Agents as may be
                         appointed from time to time. NCO will furnish to the
                         Securities and Exchange Commission a copy of any
                         omitted schedules upon request.
       10.25(13)         Fifth Amendment, dated February 20, 2001, to the Fifth
                         Amended and Restated Credit Agreement dated as of
                         December 31, 1999 by and among NCO Group, Inc., as
                         Borrower, Mellon Bank, N.A., as Administrative Agent
                         and a Lender, and the Financial Institutions identified
                         therein as Lenders and such other Agents as may be
                         appointed from time to time. NCO will furnish to the
                         Securities and Exchange Commission a copy of any
                         omitted schedules upon request.
       10.26(13)         Credit Agreement, dated as of February 20, 2001, by and
                         between NCO Portfolio Management, Inc., as Borrower,
                         and NCO Group, Inc., as Lender.
       10.27(13)         Note Receivable, dated October 27, 2000, from Creative
                         Marketing Strategies, Inc. for the original principal
                         amount of $6.0 million, as payment of the purchase
                         price for the acquisition of certain assets of NCO
                         Teleservices, Inc.
       10.28(13)         Note Receivable, dated October 26, 2000, from TRC
                         Holdings, Inc. for the principal amount of $11.25
                         million, as payment of the purchase price for the
                         acquisition of certain assets of NCO Teleservices, Inc.

     Exhibit No.                        Description
--------------------     -------------------------------------------------------
       *10.29            Employment Agreement, dated January 31, 2002, between
                         the Company and Stephen W. Elliott.
       *10.30            Employment Agreement, dated November 21, 2001, between
                         the Company and Steven Leckerman.
        10.31            Sixth Amendment, dated March 14, 2001, to the Fifth
                         Amended and Restated Credit Agreement dated as of
                         December 31, 1999 by and among NCO Group, Inc., as
                         Borrower, Mellon Bank, N.A., as Administrative Agent
                         and a Lender, and the Financial Institutions identified
                         therein as Lenders and such other Agents as may be
                         appointed from time to time. NCO will furnish to the
                         Securities and Exchange Commission a copy of any
                         omitted schedules upon request.
        10.32            Seventh Amendment, dated September 24, 2001, to the
                         Fifth Amended and Restated Credit Agreement dated as of
                         December 31, 1999 by and among NCO Group, Inc., as
                         Borrower, Mellon Bank, N.A., as Administrative Agent
                         and a Lender, and the Financial Institutions identified
                         therein as Lenders and such other Agents as may be
                         appointed from time to time. NCO will furnish to the
                         Securities and Exchange Commission a copy of any
                         omitted schedules upon request.
        21.1             Subsidiaries of the Registrant.
        23.1             Consent of Ernst & Young LLP.
        23.2             Consent of PricewaterhouseCoopers LLP.

---------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-11745), as amended, filed with the Securities and Exchange Commission on September 11, 1996.

(2) Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21639) filed with the Securities and Exchange Commission on February 18, 1997.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 0-21639), filed with the Securities and Exchange Commission on May 4, 1998.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-21639), filed with the Securities and Exchange Commission on August 14, 1998.

(5) Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-73087), as amended, filed with the Securities and Exchange Commission on February 26, 1998.

(6) Incorporated by reference to Compass International Service Corporation's Registration Statement on Form S-1 (Registration No. 333-50021), as amended, filed with the Securities and Exchange Commission on April 13, 1998.

(7) Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21639) filed with the Securities and Exchange Commission on August 4, 1999.

(8) Incorporated by reference to the Company's Proxy/Registration Statement on Form-S-4 (Registration No. 333-83229) filed with the Securities and Exchange Commission on July 20, 1999.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-21639), as amended, filed with the Securities and Exchange Commission on March 31, 1999.

(10) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities and Exchange Commission on April 15, 1999.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-21639), as amended, filed with the Securities and Exchange Commission on March 27, 2000.

(12) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities and Exchange Commission on March 5, 2001.

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-21639), as amended, filed with the Securities and Exchange Commission on March 16, 2001.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.


         (b). Reports on Form 8-K

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


                                       NCO GROUP, INC.

    Date:  March 19, 2002              By: /s/ Michael J. Barrist
                                           ----------------------------
                                           Michael J. Barrist, Chairman of the
                                           Board, President and Chief
                                           Executive Officer

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


              SIGNATURE                                       TITLE(S)                                DATE
              ---------                                       --------                                ----
/s/ Michael J. Barrist                      Chairman of the Board, President and Chief       March 19, 2002
-------------------------------             Executive Officer (principal executive
Michael J. Barrist                          officer)

/s/ Steven L. Winokur                       Executive Vice President, Finance; Chief         March 19, 2002
-------------------------------             Financial Officer; and Treasurer (principal
Steven L. Winokur                           financial and accounting officer)

/s/ William C. Dunkelberg                   Director                                         March 19, 2002
-------------------------------
William C. Dunkelberg

/s/ Charles C. Piola, Jr.                   Director                                         March 19, 2002
-------------------------------
Charles C. Piola, Jr.

/s/ Leo J. Pound                            Director                                         March 19, 2002
-------------------------------
Leo J. Pound

/s/ Eric S. Siegel                          Director                                         March 19, 2002
-------------------------------
Eric S. Siegel

/s/ Allen F. Wise                           Director                                         March 19, 2002
-------------------------------
Allen F. Wise

/s/ Stuart Wolf                             Director                                         March 19, 2002
-------------------------------
Stuart Wolf


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


Financial Statements:

Report of Independent Auditors...............................................F-2

Report of Independent Accountants............................................F-3

Consolidated Balance Sheets as of December 31, 2000 and 2001 ................F-4

Consolidated Statements of Income for each of the three years in the period ended December 31, 2001...................................F-5

Consolidated Statements of Redeemable Preferred Stock and
     Shareholders' Equity for each of the three years
     in the period ended December 31, 2001...................................F-6

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001...................................F-7

Notes to Consolidated Financial Statements...................................F-8

Consolidating Statement of Income for the year ended
     December 31, 2001 (Unaudited)..........................................F-29

Financial Statement Schedule:

For the years ended December 31, 1999, 2000 and 2001:

    II - Valuation and Qualifying Accounts...................................S-1

                         Report of Independent Auditors


To the Board of Directors and
Shareholders of NCO Group, Inc.


We have audited the accompanying consolidated balance sheets of NCO Group, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of income, redeemable preferred stock and shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule for the years ended December 31, 2000 and 2001 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCO Group, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2000 and 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also audited the reclassification of the 1999 consolidated statements of income and cash flows as a result of the discontinued operations described in
Note 3. In our opinion, the reclassification adjustments are appropriate and have been properly applied.


                                        /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 12, 2002

                        Report of Independent Accountants


To the Board of Directors
and Shareholders of NCO Group, Inc.:

In our opinion the consolidated statements of income, redeemable preferred stock and shareholders' equity and of cash flows present fairly, in all material respects, the results of the operations and cash flows of NCO Group, Inc. and its subsidiaries for the year ended December 31, 1999 prior to their restatement for discontinued operations (and, therefore, are not presented herein) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, Schedule II - Valuation and Qualifying Accounts (the financial statement schedule) presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1999 prior to its restatement for discontinued operations (and, therefore, is not presented herein) when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule (prior to their restatement) based on our audits. The consolidated financial statements and financial statement schedule give retroactive effect to the merger of JDR Holdings, Inc. on March 31, 1999 in a transaction accounted for as a pooling of interests, as described in Note 4 to the consolidated financial statements. We conducted our audits of these statements (prior to restatement) in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Philadelphia, PA
February 16, 2000

Part 1 - Financial Information
Item 1 - Financial Statements

                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                               December 31,
                                                                         ----------------------
                       ASSETS                                               2000         2001
                                                                         ---------    ---------
Current assets:
     Cash and cash equivalents                                           $  13,490    $  32,161
     Restricted cash                                                          --          1,125
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $7,080 and $5,311, respectively              93,971       99,055
     Purchased accounts receivable, current portion                         10,861       47,341
     Deferred income taxes                                                   2,287        8,336
     Other current assets                                                    7,925       14,784
                                                                         ---------    ---------
          Total current assets                                             128,534      202,802

Funds held on behalf of clients

Property and equipment, net                                                 66,401       71,457

Other assets:
     Intangibles, net of accumulated amortization                          536,750      522,090
     Purchased accounts receivable, net of current portion                  23,614       92,660
     Notes receivable                                                       18,250       18,250
     Other assets                                                           10,457       23,766
                                                                         ---------    ---------
           Total other assets                                              589,071      656,766
                                                                         ---------    ---------
Total assets                                                             $ 784,006    $ 931,025
                                                                         =========    =========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                     $     642    $  21,922
     Income taxes payable                                                    1,328          176
     Accounts payable                                                       12,360       12,164
     Accrued expenses                                                       19,168       39,382
     Accrued compensation and related expenses                              15,304       16,785
                                                                         ---------    ---------
          Total current liabilities                                         48,802       90,429

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                303,920      357,868
     Deferred income taxes                                                  40,549       42,855
     Other long-term liabilities                                             4,309        4,565

Minority interest                                                             --         21,213

Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized,
         no shares issued and outstanding                                     --           --
     Common stock,  no par value, 37,500 and 50,000 shares authorized,
         25,627 and 25,816 shares issued and outstanding, respectively     316,372      320,993
     Other comprehensive loss                                               (1,525)      (4,346)
     Retained earnings                                                      71,579       97,448
                                                                         ---------    ---------
           Total shareholders' equity                                      386,426      414,095
                                                                         ---------    ---------
Total liabilities and shareholders' equity                               $ 784,006    $ 931,025
                                                                         =========    =========

                            See accompanying notes.

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)



                                                               For the Years Ended December 31,
                                                             -----------------------------------
                                                               1999         2000         2001
                                                             ---------    ---------    ---------
Revenue                                                      $ 460,311    $ 605,884    $ 701,506

Operating costs and expenses:
     Payroll and related expenses                              237,709      293,292      350,634
     Selling, general, and administrative expenses             128,177      179,924      237,690
     Depreciation and amortization expense                      21,805       32,360       38,205
     Nonrecurring acquisition costs                              4,601         --           --
                                                             ---------    ---------    ---------
          Total operating costs and expenses                   392,292      505,576      626,529
                                                             ---------    ---------    ---------
Income from operations                                          68,019      100,308       74,977

Other income (expense):
     Interest and investment income                              1,363        2,503        3,627
     Interest expense                                          (18,262)     (25,942)     (26,962)
     Other income                                                 --          1,313         --
                                                             ---------    ---------    ---------
          Total other income (expense)                         (16,899)     (22,126)     (23,335)
                                                             ---------    ---------    ---------
Income before income tax expense                                51,120       78,182       51,642

Income tax expense                                              22,821       32,042       21,463
                                                             ---------    ---------    ---------

Income from continuing operations before minority interest      28,299       46,140       30,179

Minority interest                                                 --           --         (4,310)
                                                             ---------    ---------    ---------

Income from continuing operations                               28,299       46,140       25,869

Accretion of preferred stock to redemption value                  (377)        --           --
                                                             ---------    ---------    ---------

Income from continuing operations applicable to
  common shareholders                                           27,922       46,140       25,869

Discontinued operations, net of income taxes:
     Income (loss) from discontinued operations                  1,067         (975)        --
     Loss on disposal of discontinued operations                  --        (23,179)        --
                                                             ---------    ---------    ---------

Net income applicable to common shareholders                 $  28,989    $  21,986    $  25,869
                                                             =========    =========    =========

Income from continuing operations applicable to
  common shareholders per share:
     Basic                                                   $    1.22    $    1.80    $    1.00
     Diluted                                                 $    1.17    $    1.79    $    0.99

Net income applicable to common shareholders per share:
     Basic                                                   $    1.27    $    0.86    $    1.00
     Diluted                                                 $    1.22    $    0.85    $    0.99

Weighted average shares outstanding:
     Basic                                                      22,873       25,587       25,773
     Diluted                                                    23,799       25,842       28,897

                            See accompanying notes.

                                 NCO GROUP, INC.
              Consolidated Statements of Redeemable Preferred Stock
                            and Shareholders' Equity
              For the Years Ended December 31, 1999, 2000 and 2001
                             (Amounts in thousands)

                                                                                          Shareholders' Equity
                                                                                       ---------------------------
                                                       Redeemable Preferred Stock            Preferred Stock
                                                     -------------------------------   ---------------------------
                                                        Number of                        Number of
                                                         Shares           Amount           Shares        Amount
                                                     ---------------  --------------   --------------  -----------
 Balance, January 1, 1999                                       785       $  11,882              149      $ 1,853

 Issuance of common stock                                         -               -                -            -
 Issuance of warrants in conjunction with
   acquisitions                                                   -               -                -            -
 Accretion of preferred to redemption value                      93             349               15           28
 Exchange of redeemable preferred stock
   for common stock                                            (878)        (12,231)               -            -
 Exchange of convertible preferred stock
   for common stock                                               -               -             (164)      (1,881)
 Retirement of treasury stock                                     -               -                -            -
 Comprehensive income, net of tax:
   Net income                                                     -               -                -            -
   Other comprehensive income:
     Foreign currency translation adjustment                      -               -                -            -

       Total comprehensive income
                                                     ---------------  --------------   --------------  -----------

 Balance, December 31, 1999                                       -               -                -            -

 Issuance of common stock                                         -               -                -            -
 Comprehensive income, net of tax:
   Net income                                                     -               -                -            -
   Other comprehensive income:
     Foreign currency translation adjustment                      -               -                -            -

       Total comprehensive income
                                                     ---------------  --------------   --------------  -----------

 Balance, December 31, 2000                                       -               -                -            -

 Issuance of common stock                                         -               -                -            -
 Comprehensive income, net of tax:
   Net income                                                     -               -                -            -
   Other comprehensive income:
     Foreign currency translation adjustment                      -               -                -            -

       Total comprehensive income
                                                     ---------------  --------------   --------------  -----------

Balance, December 31, 2001                                        -       $       -                -      $     -
                                                     ===============  ==============   ==============  ===========

                                                                                    Shareholders' Equity
                                                     ----------------------------------------------------------------------
                                                              Common Stock                       Treasury Stock
                                                      --------------------------------   ----------------------------------
                                                        Number of                           Number of
                                                          Shares           Amount             Shares            Amount
                                                      --------------  ----------------   ----------------  ----------------
 Balance, January 1, 1999                                    19,744         $ 183,285                356          $ (4,108)

 Issuance of common stock                                     4,747           119,387                  -                 -
 Issuance of warrants in conjunction with
   acquisitions                                                   -             1,925                  -                 -
 Accretion of preferred to redemption value                       -                 -                  -                 -
 Exchange of redeemable preferred stock
   for common stock                                             878            12,231                  -                 -
 Exchange of convertible preferred stock
   for common stock                                             164             1,881                  -                 -
 Retirement of treasury stock                                     -            (4,108)              (356)            4,108
 Comprehensive income, net of tax:
   Net income                                                     -                 -                  -                 -
   Other comprehensive income:
     Foreign currency translation adjustment                      -                 -                  -                 -

       Total comprehensive income
                                                      --------------  ----------------   ----------------  ----------------

 Balance, December 31, 1999                                  25,533           314,601                  -                 -

 Issuance of common stock                                        94             1,771                  -                 -
 Comprehensive income, net of tax:
   Net income                                                     -                 -                  -                 -
   Other comprehensive income:
     Foreign currency translation adjustment                      -                 -                  -                 -

       Total comprehensive income
                                                      --------------  ----------------   ----------------  ----------------

 Balance, December 31, 2000                                  25,627           316,372                  -                 -

 Issuance of common stock                                       189             4,621                  -                 -
 Comprehensive income, net of tax:
   Net income                                                     -                 -                  -                 -
   Other comprehensive income:
     Foreign currency translation adjustment                      -                 -                  -                 -

       Total comprehensive income
                                                      --------------  ----------------   ----------------  ----------------

Balance, December 31, 2001                                    25,816        $ 320,993                  -          $      -
                                                      ==============  =================  ================  ================


[RESTUBBED TABLE]

                                                                                  Shareholders' Equity
                                                      -------------------------------------------------------------------------
                                                             Other
                                                         Comprehensive       Retained        Comprehensive
                                                         Income (Loss)       Earnings           Income               Total
                                                      -------------------  -------------  -------------------   ---------------
 Balance, January 1, 1999                                       $ (2,169)      $ 20,604                              $ 199,465

 Issuance of common stock                                              -              -                                119,387
 Issuance of warrants in conjunction with
   acquisitions                                                        -              -                                  1,925
 Accretion of preferred to redemption value                            -           (377)                                  (349)
 Exchange of redeemable preferred stock
   for common stock                                                    -              -                                 12,231
 Exchange of convertible preferred stock
   for common stock                                                    -              -                                      -
 Retirement of treasury stock                                          -              -                                      -
 Comprehensive income, net of tax:
   Net income                                                          -         29,366             $ 29,366            29,366
   Other comprehensive income:
     Foreign currency translation adjustment                       2,863              -                2,863             2,863
                                                                                          -------------------
       Total comprehensive income                                                                   $ 32,229
                                                      -------------------  -------------  ===================   ---------------

 Balance, December 31, 1999                                          694         49,593                                364,888

 Issuance of common stock                                              -              -                                  1,771
 Comprehensive income, net of tax:
   Net income                                                          -         21,986             $ 21,986            21,986
   Other comprehensive income:
     Foreign currency translation adjustment                      (2,219)             -               (2,219)           (2,219)
                                                                                          -------------------
       Total comprehensive income                                                                   $ 19,767
                                                      -------------------  -------------  ===================   ---------------

 Balance, December 31, 2000                                       (1,525)        71,579                                386,426

 Issuance of common stock                                              -              -                                  4,621
 Comprehensive income, net of tax:
   Net income                                                          -         25,869             $ 25,869            25,869
   Other comprehensive income:
     Foreign currency translation adjustment                      (2,821)             -               (2,821)           (2,821)
                                                                                          -------------------
       Total comprehensive income                                                                   $ 23,048
                                                      -------------------  -------------  ===================   ---------------

Balance, December 31, 2001                                      $  (4,346)     $ 97,448                              $ 414,095
                                                      ===================  =============                        ===============




                            See accompanying notes.

                     NCO GROUP, INC
          Consolidated Statements of Cash Flows
                 (Amounts in thousands)


                                                                                            For the Years Ended December 31,
                                                                          --------------------------------------------------------
                                                                               1999                2000                2001
                                                                          -----------------   ----------------    ----------------
Cash flows from operating activities:
  Income from continuing operations                                             $ 28,299           $ 46,140            $ 25,869
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
      Depreciation                                                                 8,342             15,180              20,142
      Amortization of intangibles                                                 13,463             17,180              18,063
      Net loss on property and equipment disposed of in connection
        with the flood/corporate headquarters relocation                               -                  -                 827
      Write-off of deferred financing costs                                          353                  -                   -
      Provision for doubtful accounts                                              2,553              5,906               4,250
      Impairment of purchased accounts receivable                                      -                  -               2,738
      Minority interest                                                                -                  -               4,310
      Compensation expense on stock options granted                                   34                  -                   -
      Changes in operating assets and liabilities, net of acquisitions:
          Restricted cash                                                              -                  -               2,555
          Accounts receivable, trade                                             (14,906)           (29,696)            (10,341)
          Deferred income taxes                                                   16,980             15,480              10,635
          Other assets                                                            (1,496)            (5,293)             (7,935)
          Accounts payable and accrued expenses                                   (6,067)               977              14,733
          Income taxes payable                                                    (1,644)            (9,568)               (252)
          Other long-term liabilities                                              1,711             (6,511)                256
                                                                        -----------------   ----------------    ----------------
             Net cash provided by continuing operating activities                 47,622             49,795              85,850

          Net cash provided by discontinued operating activities                     120              2,487                   -
                                                                        -----------------   ----------------    ----------------
             Net cash provided by operating activities                            47,742             52,282              85,850

Cash flows from investing activities:
  Purchases of accounts receivable                                                (7,660)           (32,961)            (50,621)
  Collections applied to principal of purchased accounts receivable                2,538              5,084              35,284
  Purchases of property and equipment                                            (29,631)           (31,042)            (27,940)
  Insurance proceeds from involuntary conversion of
    property and equipment                                                             -                  -                 560
  Investment in consolidated subsidiary by minority interest                           -                  -               2,320
  Net cash paid for pre-acquisition liabilities and
    acquisition related costs                                                   (135,237)           (10,665)            (11,077)
                                                                        -----------------   ----------------    ----------------
             Net cash used in investing activities                              (169,990)           (69,584)            (51,474)

Cash flows from financing activities:
  Repayment of notes payable                                                      (1,574)            (1,934)            (21,869)
  Repayment of acquired notes payable                                            (42,000)                 -             (20,084)
  Borrowings under revolving credit agreement                                    190,715                  -              65,230
  Repayment of borrowings under revolving credit agreement                        (4,000)           (19,000)           (162,350)
  Payment of fees to acquire debt                                                 (3,565)                 -              (5,138)
  Proceeds from issuance of convertible debt                                           -                  -             125,000
  Issuance of common stock, net                                                   10,079              1,175               3,721
                                                                        -----------------   ----------------    ----------------
             Net cash provided by (used in) financing activities                 149,655            (19,759)            (15,490)

Effect of exchange rate on cash                                                      578                 38                (215)
                                                                        -----------------   ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                              27,985            (37,023)             18,671

Cash and cash equivalents at beginning of the period                              22,528             50,513              13,490
                                                                        -----------------   ----------------    ----------------

Cash and cash equivalents at end of the period                                  $ 50,513           $ 13,490            $ 32,161
                                                                        =================   ================    ================



                            See accompanying notes.

                                 NCO GROUP, INC.
                   Notes to Consolidated Financial Statements

     1.   Nature of operations:

     NCO Group, Inc. (the "Company" or "NCO") is a leading provider of accounts receivable management and collection services. The Company also owns approximately 63% of NCO Portfolio Management, Inc., a separate public company that purchases and manages accounts receivable. The Company's client base includes companies in the financial services, healthcare, retail and commercial, utilities, education, telecommunications, and government sectors. These clients are primarily located throughout the United States of America, Canada, the United Kingdom, and Puerto Rico.

     2.  Accounting policies:

         Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All significant intercompany accounts and transactions have been eliminated. Two entities that the Company does not control are InoVision-MEDCLR NCOP Ventures, LLC and Creditrust SPV98-2, LLC (see note 21).

         Contingency Fees and Contractual Services:

     The Company generates revenue from contingent fees and contractual services. Contingent fee revenue is recognized upon collection of funds on behalf of clients. Contractual services revenue is recognized as services are performed and accepted by the client.

         Purchased Accounts Receivable:

     The Company accounts for its investment in purchased accounts receivable on an accrual basis under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans," using unique and exclusive static pools. Static pools are established with accounts having similar attributes. Typically, each static pool consists of an individual acquisition of accounts. Once a static pool is established, the accounts in the static pool are not changed. Proceeds from the sale of accounts within a static pool are accounted for as collections in that static pool. Collections on replacement accounts received from the originator of the loans are included as collections in the corresponding static pools. The discount between the cost of each static pool and the face value of the static pool is not recorded since the Company expects to collect a relatively small percentage of each static pool's face value.

     Each static pool is initially recorded at cost. Collections on the static pools are allocated to revenue and principal reduction based on the estimated internal rate of return ("IRR") for each pool. The IRR for each static pool is estimated based on the expected monthly collections over the estimated economic life of each static pool (generally five years, based on the Company's collection experience), compared to the original purchase price. Revenue on purchased accounts receivable is recorded monthly based on each static pool's effective IRR applied to each static pool's monthly opening carrying value. To the extent collections exceed the revenue, the carrying value is reduced and the reduction is recorded as collections applied to principal. Because the IRR reflects collections for the entire economic life of the static pool and those collections are not constant, lower collection rates, typically in the early months of ownership, can result in a situation where the actual collections are less than the revenue accrual. In this situation, the carrying value of the static pool may be increased by the difference between the revenue accrual and collections.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     2.  Accounting policies (continued):

         Purchased Accounts Receivable (continued):

     To the extent the estimated future cash flow increases or decreases from the expected level of collections, the Company prospectively adjusts the IRR accordingly. If the carrying value of a particular static pool exceeds its expected future cash flows, a charge to income would be recognized in the amount of such impairment. Additional impairments on previously impaired static pools may occur if the current estimated future cash flow projection, after being adjusted prospectively for actual collection results, is less than the carrying value recorded. After the impairment of a static pool, no income is recorded on that static pool and collections are recorded as a return of capital until the full carrying value of the static pool has been recovered. The estimated yield for each static pool is based on estimates of future cash flows from collections, and actual cash flows will vary from current estimates. The difference could be material.

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

         Investments in Debt and Equity Securities:

     The Company accounts for investments, such as the investment in securitization, Creditrust SPV 98-2, LLC (see note 21), in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such, investments are recorded as either trading, available for sale, or held to maturity based on management's intent relative to those securities. The Company records its investment in securitization as an available for sale debt security. Such a security is recorded at fair value, and unrealized gain or loss, net of the related tax effect, is not reflected in earnings but is recorded as other comprehensive income in the consolidated statement of shareholders' equity until realized. A decline in the value of an available for sale security below cost that is deemed other than temporary is charged to income as an impairment and results in the establishment of a new cost basis for the security.

     The investment in securitization is included in other assets and represents the residual interest in a securitized pool of purchased accounts receivable acquired in connection with the merger of Creditrust Corporation ("Creditrust") into NCO Portfolio Management, Inc. ("NCO Portfolio"). The investment in securitization accrues interest at an effective IRR, which is estimated based on the expected monthly collections over the estimated economic life of the investment (approximately five years). Cost approximated the fair value of this investment as of December 31, 2001.

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

     Accumulated amortization at December 31, 2000 and 2001 totaled $39.8 million and $57.2 million, respectively.

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

         Use of Estimates:

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     In the ordinary course of accounting for purchased accounts receivable, estimates have been made by management as to the amount of future cash flows expected from each static pool. The estimated future cash flow of each static pool is used to compute the IRR for the static pool. The IRR is used to allocate cash flow between revenue and amortization of the carrying values of the purchased accounts receivable.

     On an ongoing basis, we compare the historical trends of each static pool to projected collections. The future projections are then increased or decreased, within parameters, in accordance with the historical trend. The results are further reviewed by management with a view towards specifically addressing any particular static pool's performance. Actual results will differ from these estimates and a material change in these estimates could occur within one year.

         Reclassifications:

     Certain amounts for the year ended December 31, 1999 have been reclassified for comparative purposes.

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

     In consideration for the purchased assets of the market research business, the Company received a $12.25 million note. The note earns interest at a fixed rate of 9% per year and the interest payments are due monthly. The entire principal balance is due on December 31, 2002. In the event that the principal and the remaining interest is not paid in full on December 31, 2002, the principal of the note will be increased by a maximum of $2.0 million. The remaining principal and interest will be due in equal monthly payments through December 31, 2005.

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

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     3.  Discontinued operations (continued):

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

     The following summary of the Market Strategy division's operations prior to the Measurement Date for the years ended December 31, 1999 and 2000 have been presented net in the Company's consolidated statements of operations (amounts in thousands):

                                                          1999         2000
                                                       -----------  ------------

          Revenue                                        $32,043        $7,802
                                                       ===========  ============

          Income (loss) from discontinued operations
            before income tax expense (benefit)           $1,940      $(1,498)
          Income tax expense (benefit)                       873         (523)
                                                       -----------  ------------

          Income (loss) from discontinued operations,
            net of income taxes                           $1,067       $ (975)
                                                       ===========  ============

     During the year ended December 31, 2000, the Company recorded a $23.2 million loss (net of a tax benefit of $4.3 million), or $0.90 loss per share on a diluted basis, on the disposal of the Market Strategy division. This loss reflects the difference between the net assets of the Market Strategy division and the proceeds from the divestiture as well as the operating losses from the Measurement Date through the completion of the divestiture in October 2000. Included in this loss was a write-off of $29.9 million of goodwill. Also included in this loss was an extraordinary item of $6.3 million (net of taxes of $42,000), or $0.24 per share on a diluted basis, from the loss on the disposal of the portion of the telemarketing business that was acquired with JDR. The purchase of JDR was accounted for as a pooling-of-interests transaction, and the Company had no plans or intentions to dispose of JDR's telemarketing business at the time of the acquisition.

     For the year ended December 31, 1999 and for the period in 2000 before the Measurement Date, the income (loss) from discontinued operations, net of taxes, included an allocation of interest expense of $1.1 million and $441,000, respectively. For the period in 2000 from the Measurement Date through the divestiture date, the loss on the disposal of discontinued operations included an allocation of interest expense of $706,000. The interest expense was allocated to the Market Strategy division based on the expected proceeds.

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

     During the year ended December 31, 1999, the Company incurred $4.6 million of nonrecurring acquisition costs in connection with the JDR acquisition. These costs consisted primarily of investment banking fees, legal and accounting fees, and printing costs.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     4.  Acquisitions (continued):

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

     On February 20, 2001, the Company merged NCO Portfolio Management, Inc. ("NCO Portfolio"), its wholly owned subsidiary, with Creditrust Corporation ("Creditrust") to form a new public entity focused on the purchase of accounts receivable (the "Creditrust Merger"). After the Creditrust Merger, the Company owned approximately 63% of the outstanding stock of NCO Portfolio, subject to certain adjustments. The Company's contribution to the NCO Portfolio merger consisted of $25.0 million of purchased accounts receivable. As part of the Creditrust Merger, NCO Portfolio signed a ten-year service agreement that appointed the Company as the sole provider of collection services to NCO Portfolio. The Company has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. In connection with the Creditrust Merger, the Company amended its revolving credit facility to allow the Company to provide NCO Portfolio with a $50 million revolving line of credit in the form of a sub-facility under its existing credit facility. Initially, NCO Portfolio borrowed $36.3 million to fund the Creditrust Merger.

     The following summarizes the unaudited pro forma results of operations for the years ended December 31, 2000 and 2001, assuming the Creditrust Merger had occurred as of the beginning of the respective years. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands, except per share data):

                                                                 2000             2001
                                                             ------------   ---------------
                                                              (Unaudited)     (Unaudited)

           Revenue                                               $ 648,033         $ 705,086
           Income from continuing operations applicable
             to common shareholders                               $ 21,819          $ 19,542
           Income from continuing operations applicable
             to common shareholders per share:
               Basic                                                $ 0.21            $ 0.76
               Diluted                                              $ 0.20            $ 0.75

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     5.  Purchased accounts receivable:

     The Company's Portfolio Management and International Operations divisions purchase defaulted consumer accounts receivable at a discount from the actual principal balance. As of December 31, 2001, the carrying value of the Portfolio Management division's and International Operations division's purchased accounts receivable was $136.3 million and $3.8 million, respectively. The following summarizes the change in purchased accounts receivable for the years ended December 31, 1999, 2000, and 2001:

                                                                     1999           2000             2001
                                                                 -------------  -------------  -------------
           Balance, at beginning of period                           $  1,597      $   6,719      $  34,475

           Purchased accounts receivable acquired from
             Creditrust                                                  -              -            93,518
           Purchases of accounts receivable                             7,660         32,961         50,621
           Collections on purchased accounts receivable                (5,967)       (20,495)       (99,868)
           Revenue recognized                                           3,419         15,411         64,065
           Impairment of purchased accounts receivable                   -              -            (2,738)
           Foreign currency translation adjustment                         10           (121)           (72)
                                                                 -------------  -------------  -------------
                                                                         -              -              -
           Balance, at end of period                                 $  6,719      $  34,475      $ 140,001
                                                                 =============  =============  =============

     During the year ended December 31, 2001, an impairment of $2.7 million was recorded as a charge to income on static pools where the carrying amounts exceeded the expected future cash flows. No revenue will be recorded on these static pools until the carrying values have been fully recovered. The combined carrying values on these static pools, after impairment, aggregated $5.8 million as of December 31, 2001, representing their net realizable value. No impairments were recorded during the years ended December 31, 1999 and 2000.

     6.  Funds held on behalf of clients:

     In the course of the Company's regular business activities as a provider of accounts receivable management services, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $54.1 million and $56.8 million at December 31, 2000 and 2001, respectively, have been shown net of their offsetting liability for financial statement presentation.

     7.  Property and equipment:

     Property and equipment, at cost, consisted of the following at December 31, 2000 and 2001 (amounts in thousands):

                                                    Estimated
                                                   Useful Life           2000                2001
                                                  --------------    ----------------    ----------------
           Computer equipment                        5 years               $ 60,049            $ 75,086
           Computer software developed
             for internal use                        5 years                 18,040              24,734
           Furniture and fixtures                 5 to 10 years              10,638              13,032
           Leasehold improvements                 5 to 15 years               7,226               6,027
                                                                    ----------------    ----------------
                                                                             95,953             118,879

           Less accumulated depreciation                                     29,552              47,422
                                                                    ----------------    ----------------

                                                                           $ 66,401            $ 71,457
                                                                    ================    ================

     Depreciation charged to operations amounted to $8.3 million, $15.2 million, and $20.1 million for the years ended December 31, 1999, 2000, and 2001, respectively.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     8.  Long-term debt:
                                                              -

     Long-term debt consisted of the following at December 31, 2000 and 2001 (amounts in thousands):

                                                             2000               2001
                                                         --------------     --------------
           Revolving credit loan                             $ 303,750          $ 206,630
           Convertible notes                                       -              125,000
           Securitized debt                                        -               45,379
           Subordinated seller notes payable;
             interest rate of 7.16%, due May 2001                  130                -
           Capital leases                                          682              2,781
           Less current portion                                   (642)           (21,922)
                                                         --------------     --------------

                                                             $ 303,920          $ 357,868
                                                         ==============     ==============


     The following summarizes the Company's required debt payments, excluding the convertible notes (amounts in thousands):

             2002                                     $     21,922
             2003                                           28,476
             2004                                          189,562
             2005                                           14,830

         Revolving Credit Facility:

     The Company has a credit agreement with Citizens Bank of Pennsylvania, formerly Mellon Bank, N.A., ("Citizens Bank"), for itself and as administrative agent for other participating lenders, that originally provided for borrowings up to $350 million, structured as a revolving credit facility. The balance under the revolving credit facility shall become due on May 20, 2004 (the "Maturity Date"). The borrowing capacity of the revolving credit facility is subject to mandatory reductions including a quarterly reduction of $6.3 million on March 31, 2001, subsequent quarterly reductions of $5.2 million until the Maturity Date, and 50 percent of the net proceeds received from any offering of debt or equity.

     At the option of NCO, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 0.25% to 0.50%, which is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Citizens Bank's prime rate was 4.75% at December 31, 2001), or the London InterBank Offered Rate ("LIBOR") plus a margin of 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 1.88% at December 31, 2001). The Company is charged a fee on the unused portion of the credit facility ranging from 0.13% to 0.38% depending on the Company's consolidated funded debt to EBITDA ratio.

     In connection with the merger of Creditrust into NCO Portfolio, the Company amended its revolving credit facility to allow the Company to provide NCO Portfolio with a $50 million revolving line of credit in the form of a sub-facility under its existing credit facility. The borrowing capacity of the sub-facility is subject to mandatory reductions including four quarterly reductions of $2.5 million beginning March 31, 2002 through December 31, 2002. Effective March 31, 2003, quarterly reductions of $3.75 million are required until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25 million. At the option of NCO, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 1.25% to 1.50% that is determined quarterly based upon the Company's consolidated funded debt to EBITDA ratio, or LIBOR plus a margin of 2.25% to 3.25% depending on the Company's consolidated funded debt to EBITDA ratio.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     8.  Long-term debt (continued):

         Revolving Credit Facility (continued):

     Borrowings under the revolving credit facility are collateralized by substantially all the assets of the Company, including the common stock of NCO Portfolio, and certain assets of NCO Portfolio. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of December 31, 2001, the Company was in compliance with all required financial covenants.

     The following summarizes the availability under the revolving credit facility as of December 31, 2001 (amounts in thousands):

                                                    NCO Group         NCO Portfolio          Combined
                                                  --------------    ------------------    ----------------
           Maximum capacity                           $ 217,525              $ 50,000           $ 267,525
           Less:
             Outstanding borrowings                     159,500                47,130             206,630
             Unused letters of credit                     2,554                    -                2,554
                                                  --------------    ------------------    ----------------

           Available                                   $ 55,471               $ 2,870            $ 58,341
                                                  ==============    ==================    ================


         Convertible Notes:

     In April 2001, the Company completed the sale of $125.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due April 2006 ("Notes") in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are convertible into NCO common stock at an initial conversion price of $32.92 per share. The Company will be required to repay the $125.0 million of aggregate principal if the Notes are not converted prior to their maturity in April 2006. The Company used the $121.3 million of net proceeds from this offering to repay debt under its revolving credit agreement. In accordance with the terms of the credit agreement, 50% of the net proceeds from the Notes permanently reduced the maximum borrowings available under the revolving credit facility.

         Securitized Debt:

     Creditrust established three securitized notes payable to fund the purchase of accounts receivable prior to the Creditrust Merger. Each of the notes payable is non-recourse to the Company and NCO Portfolio, secured by a static pool of purchased accounts receivable, and is bound by an indenture and servicing agreement. Pursuant to the acquisition, the trustee appointed NCO as the successor servicer for each static pool of purchased accounts receivable. When the notes payable were established, a separate special purpose finance subsidiary was created to house the assets and debt. These notes are term notes without the ability to re-borrow. Monthly principal payments on the notes equal all collections after servicing fees, collection costs, interest expense and administrative fees.

     The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of LIBOR plus 0.65% per annum, and the final due date of all payments under the facility is March 2005. A $900,000 liquidity reserve is included in restricted cash as of December 31, 2001, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $945,000 for period from February 21, 2001 to December 31, 2001, respectively. As of December 31, 2001, the amount outstanding on the facility was $17.8 million. The note issuer, Radian Group, Inc., formerly Asset Guaranty Insurance Company, has been guaranteed against loss by NCO Portfolio for up to $4.5 million, which will be reduced if and when reserves and residual cash flows from another securitization, Creditrust SPV 98-2, LLC, are posted as additional collateral for this facility (see note 21).

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     8.  Long-term debt (continued):

         Securitized Debt (continued):

     The second securitized note ("SPV99-1 Financing") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 Financing carries interest at 9.43% per annum, with a final payment date of August 2004. A $225,000 liquidity reserve is included in restricted cash as of December 31, 2001, and is restricted as to use until the facility is retired. Interest expense and trustee fees aggregated $691,000 for the period from February 21, 2001 to December 31, 2001, respectively. As of December 31, 2001, the amount outstanding on the facility was $3.8 million.

     The third securitized note ("SPV99-2 Financing") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 Financing carries interest at 15.00% per annum, with a final payment date of December 2004. Interest expense and trustee fees aggregated $3.3 million for the period from February 21, 2001 to December 31, 2001, respectively. As of December 31, 2001, the amount outstanding on the facility was $23.8 million.

         Other:

     At December 31, 2001, the Company had unused letters of credit of $2.6 million.

     The Company leases certain equipment under agreements that are classified as capital leases. The equipment leases have original terms ranging from 23 to 60 months and have purchase options at the end of the original lease term.

     9.  Operating leases:

     The Company leases certain equipment and real estate facilities under non-cancelable operating leases. The following represents the future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more (amounts in thousands). The following future minimum payments do not include the leases from the Company's former Fort Washington locations (see notes 18 and 20).

           2002                                          $ 21,455
           2003                                            16,711
           2004                                            14,532
           2005                                            13,311
           2006                                            12,136
           Thereafter                                      43,482
                                                      ------------

                                                        $ 121,627
                                                      ============

     Rent expense was $14.3 million, $17.8 million, and $19.5 million for the years ended December 31, 1999, 2000, and 2001, respectively. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     10. Income taxes:

     Income tax expense consisted of the following components for the years ended December 31, 1999, 2000, and 2001 (amounts in thousands):


                                                  1999            2000            2001
                                               ------------    ------------    ------------
           Currently payable:
             Federal                               $ 9,158     $    16,280        $ 10,809
             State                                     548           1,613           1,047
             Foreign                                   500           1,269             376

           Deferred:
             Federal                                10,314          12,180           7,432
             State                                   2,301           1,353             731
             Foreign                                   -              (653)          1,068
                                               ------------    ------------    ------------

           Income tax expense                     $ 22,821      $   32,042        $ 21,463
                                               ============    ============    ============


     Deferred tax assets (liabilities) consisted of the following at December 31, 2000 and 2001 (amounts in thousands):


                                                                             2000             2001
                                                                         -------------    --------------
           Deferred tax assets:
             Net operating loss carryforwards                              $    5,279        $  39,380
             Accrued expenses                                                   3,751            8,697
                                                                         -------------    --------------
           Total deferred tax assets                                            9,030           48,077

           Valuation allowance                                                  3,673            5,014
                                                                         -------------    --------------

           Net deferred tax assets                                              5,357           43,063
                                                                         -------------    --------------

           Deferred tax liabilities:
             Amortization                                                      29,576           32,060
             Depreciation                                                       9,103           12,400
             Undistributed earnings of unconsolidated subsidiary                 -               2,832
             Purchased accounts receivable                                      4,940           30,290
                                                                         -------------    --------------
           Total deferred tax liabilities                                     43,619            77,582
                                                                         -------------    --------------
           Net deferred tax liabilities                                    $ (38,262)        $ (34,519)
                                                                         =============    ==============


     The Company had federal, state, and foreign net operating loss carryforwards in the amount of $175.3 million, subject to certain limitations, available at December 31, 2001, which will expire during the years 2004 through 2021. Of this amount, $100.4 million existed as of the date of the Creditrust Merger. Due to the Creditrust ownership change in 2001, the use of the net operating loss carryforwards could be substantially curtailed by Section 382 of the Internal Revenue Code. The annual use of the net operating loss carryforwards is limited under this section and such limitation is dependent on: i) the fair market value of Creditrust at the time of the ownership change; and ii) the net unrealized built-in gains of Creditrust at the time of the ownership change which are expected to be recognized within five years of the Creditrust Merger date. Based on an analysis performed by the Company, it is anticipated that $81.8 million of the Creditrust net operating loss will be available for utilization after Section 382 limitations. Accordingly, a deferred tax asset based on this amount was recorded at the date of the Creditrust Merger being available to offset future reversing temporary differences and future taxable income. Based on operations for the year, the deferred tax asset was increased by the tax loss recognized by NCO Portfolio for 2001. At year-end, this deferred tax asset was expected to be fully utilized to offset future reversing temporary differences, primarily relating to purchased accounts receivable.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     10. Income taxes (continued):

     A reconciliation of the U.S. statutory income tax rate to the effective rate for the years ended December 31, 1999, 2000, and 2001 was as follows:

                                                                  1999         2000         2001
                                                                ---------    ---------    ---------
           U.S. statutory income tax rate                          35.0%        35.0%        35.0%
           Nondeductible goodwill and other expenses                5.6          3.6          5.4
           State taxes, net of federal                              4.0          2.5          2.1
           Benefit from foreign net operating losses                 -          (1.1)          -
           Other, net                                                -           1.0         (0.9)
                                                                ---------    ---------    ---------

           Effective tax rate                                      44.6%        41.0%        41.6%
                                                                =========    =========    =========

     11. Redeemable preferred stock and shareholders' equity:

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

         Common Stock Warrants

     In February 1997, the Company issued warrants to purchase 375,000 shares of NCO common stock, at $18.42 per share, in connection with the acquisition of certain assets and the assumption of certain liabilities of the Collections Division of CRW Financial, Inc. All of these warrants were outstanding as of December 31, 2001. In January 2002, all of the warrants were exercised. The holders of the warrants elected to use the option of forfeiting a portion of their warrants to cover the exercise price. These exercises resulted in the net issuance of 55,000 shares of NCO common stock.

     In May 1997, JDR issued warrants to purchase 621,000 shares of nonvoting common stock at a nominal value in connection with the sale of capital stock and JDR's credit facility. All of the warrants were exercised and exchanged for NCO common stock on March 31, 1999.

     In May 1999, the Company issued warrants to purchase 250,000 shares of NCO common stock, at $32.97 per share, in connection with the acquisition of Co-Source. During 1999, warrants to issue 228,000 shares of NCO common stock were exercised. The holders of the warrants elected to use the option of forfeiting a portion of their warrants to cover the exercise price. These exercises resulted in the net issuance of 67,000 shares of NCO common stock. Warrants to purchase 22,000 shares of NCO common stock were outstanding as of December 31, 2001. These warrants expire in May 2009.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     12.  Earnings per share:

     Basic earnings per share ("EPS") was computed by dividing the income from continuing operations applicable to common shareholders and the net income applicable to common shareholders for the years ended December 31, 1999, 2000, and 2001, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the income from continuing operations applicable to common shareholders and the net income applicable to common shareholders for the years ended December 31, 1999, 2000, and 2001, by the weighted average number of common shares outstanding plus all common equivalent shares. Outstanding options, warrants, and convertible securities have been utilized in calculating diluted amounts per share only when their effect would be dilutive.

     The reconciliation of basic to diluted weighted average shares outstanding for the years ended December 31, 1999, 2000, and 2001 was as follows (amounts in thousands):

                                                    1999          2000         2001
                                                 ------------  -----------  -----------
             Basic                                    22,873       25,587       25,773

             Dilutive effect of convertible debt          -            -         2,806
             Dilutive effect of warrants                 206           88           88
             Dilutive effect of options                  712          167          230
             Other                                         8           -            -
                                                 ------------  -----------  -----------

             Diluted                                  23,799       25,842       28,897
                                                 ============  ===========  ===========


     13. Stock options:

     In June 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). In September 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). The 1995 Plan and 1996 Plan, as amended, authorized 333,000 and 4.7 million shares, respectively, of incentive or non-qualified stock options. The Director Plan, as amended, authorized 150,000 shares. The vesting periods for the outstanding options under the 1995 Plan, the 1996 Plan, and the Director Plan are three years, three years and one year, respectively. The options expire no later than 10 years from the date of grant.

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

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     13. Stock options (continued):

     A summary of stock option activity of the 1995 Plan, the 1996 Plan, the Director Plan, the JDR Plan and the Compass Plan is as follows (amounts in thousands, except per share amounts):

                                                                         Weighted Avg.
                                                          Number of     Exercise Price
                                                           Options         Per Share
                                                       -------------   ----------------
         Outstanding at January 1, 1999                     1,579         $   21.44
           Granted                                          1,497             32.58
           Exercised                                         (441)            16.89
           Forfeited                                          (24)            26.76
                                                           ------         ---------
         Outstanding at December 31, 1999                   2,611             28.27
           Granted                                          1,082             24.52
           Exercised                                          (94)            12.58
           Forfeited                                         (259)            33.39
                                                           ------         ---------
         Outstanding at December 31, 2000                   3,340             27.10
           Granted                                          1,116             20.22
           Exercised                                         (189)            19.76
           Forfeited                                         (269)            28.88
                                                           ------         ---------
         Outstanding at December 31, 2001                   3,998         $   25.41
                                                           ======         =========

         Stock options exercisable at December 31, 2001     1,932         $   27.69
                                                           ======         =========


     The following table summarizes information about stock options outstanding as of December 31, 2001 (shares in thousands):

                                       Stock Options Outstanding                 Stock Options Exercisable
                            -------------------------------------------------   -----------------------------
                                              Weighted           Weighted                        Weighted
           Range of                           Average            Average                         Average
       Exercise Prices        Shares       Remaining Life     Exercise Price      Shares      Exercise Price
     ---------------------  ------------  -----------------   ---------------   -----------   ---------------
     $  8.67  to  $19.42            260      5.96 years              $ 15.70           217           $ 15.36
     $20.05   to  $24.75          1,427      9.01 years                20.67           363             22.43
     $25.00   to  $28.75            929      8.80 years                25.30           314             25.38
     $29.19   to  $33.38          1,212      7.71 years                30.68           880             30.89
     $36.88   to  $61.09            170      6.56 years                43.06           158             43.43
                            ------------  -----------------   ---------------   -----------   ---------------
                                  3,998      8.26 years              $ 25.41         1,932           $ 27.69
                            ============  =================   ===============   ===========   ===============

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     13. Stock options (continued):

     The Company accounts for stock option grants in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with FASB 123, "Accounting for Stock-Based Compensation," the Company does not recognize compensation cost based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net income applicable to common shareholders and net income applicable to common shareholders per share for the years ended December 31, 1999, 2000, and 2001 would have been reduced to the unaudited, pro forma amounts indicated in the following table (amounts in thousands, except per share amounts):


                                                          1999            2000           2001
                                                       ------------    -----------    ------------
           Net income applicable to common
             shareholders - pro forma                     $ 26,673       $ 17,783        $ 20,858

           Net income applicable to common
             shareholders per share - pro forma:
               Basic                                        $ 1.17         $ 0.70          $ 0.81
               Diluted                                      $ 1.12         $ 0.69          $ 0.80


     The estimated weighted average, grant-date fair values of the options granted during the years ended December 31, 1999, 2000, and 2002 were $12.43, $10.52, and $10.37, respectively. All options granted were at the market price of the stock on the grant date. For valuation purposes, the Company utilized the Black-Scholes option pricing model using the following assumptions for the years ended December 31, 1999, 2000, and 2001 on a weighted average basis:

                                           1999           2000          2001
                                        ----------     ----------    ----------

           Risk-free interest rate          5.73%          5.93%         4.42%
           Expected life in years           3.25           3.25          4.33
           Volatility factor               44.04%         52.88%        58.95%
           Dividend yield                    None           None          None
           Forfeiture rate                  5.00%          5.00%         5.00%


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

         Interest Rate Collars:

     During the year ended December 31, 2001, the Company was party to three interest rate collar agreements that consisted of LIBOR ceilings and floors that are based on different notional amounts. The first interest rate collar agreement consisted of a ceiling portion with a rate of 7.75%, covering a notional amount of $30.0 million, and a floor portion with a rate of 4.75%, covering a notional amount of $15.0 million. This interest rate collar agreement expired in September 2001. The other two interest rate collar agreements consisted of a ceiling portion with a rate of 7.50% and a floor portion with a rate of 5.50%, covering a total notional amount of $120.0 million. These interest rate collar agreements expired in October 2001. The notional amounts of these interest rate collar agreements are used to measure the interest to be paid or received and do not represent the amount of exposure due to credit loss. The net cash amounts paid or received on the interest rate collar agreements are accrued and recognized as an adjustment to interest expense. The fair value of the interest rate collar instruments was determined to be immaterial at December 31, 2000.

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

         Purchased Accounts Receivable

     The Company records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. The Company recorded the accounts receivable acquired as part of Creditrust at fair value. The carrying value of purchased accounts receivable, which is estimated based upon future cash flows, approximates fair value at December 31, 2000 and 2001.

         Investment in Securitization:

     Upon completion of the merger with Creditrust, NCO Portfolio recorded the investment in securitization acquired from Creditrust at fair value. As of December 31, 2001, the carrying value approximated fair value.

         Notes Receivable:

     The carrying amount reported in the balance sheets approximates market rates for notes with similar terms and maturities, and, accordingly, the carrying amount approximates fair value.

         Long-Term Debt:

     The stated interest rates of the Company's nonconvertible debt approximate market rates for debt with similar terms and maturities, and, accordingly, the carrying amounts approximate fair value. The estimated fair value of the Company's convertible debt was $113.9 million as of December 31, 2001 based on the closing market price for the convertible securities on December 31, 2001.

     16.  Supplemental cash flow information:

     The following are supplemental disclosures of cash flow information for the years ended December 31, 1999, 2000, and 2001 (amounts in thousands):

                                                                   1999           2000             2001
                                                                -----------    ------------     ------------
      Cash paid for interest                                       $19,975         $24,038          $25,257
      Cash paid for income taxes                                     7,923          18,569           11,410
      Non-cash investing and financing activities:
          Notes received as consideration for the
            divestiture of the Market Strategy Division                -            18,250              -
          Fair value of assets acquired                             28,368             -            123,978
          Liabilities assumed from acquisitions                     53,713             -            109,394
          Convertible note payable, converted to
            common stock                                               900             -                -
          Common stock issued for acquisitions                                         -                -
                                                                   101,526
          Common stock options issued for acquisitions                                 -                -
                                                                     2,562
          Redemption of redeemable preferred stock
            for common stock                                        12,231             -                -
          Warrants issued                                            1,925             -                -
          Warrants exercised                                         6,332             -                -

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     17. Employee benefit plans:

     The Company has a savings plan under Section 401(k) of the Internal Revenue Code (the "Plan"). The Plan allows all eligible employees to defer up to 15% of their income on a pretax basis through contributions to the Plan, subject to limitations under Section 401(k) of the Internal Revenue Code. The Company will provide a matching contribution of 25% of the first 6% of an employee's contribution. The charges to operations for the matching contributions were $1.4 million, $1.7 million and $1.9 million, for 1999, 2000, and 2001, respectively.

     18. Commitments and contingencies:

         Forward-Flow Agreement

     NCO Portfolio currently has a "forward-flow" agreement with a major financial institution, which obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. As of December 31, 2001, NCO Portfolio is obligated to purchase accounts receivable to a maximum of $1.8 million per month from January 2002 through May 2002.

         Litigation

     The Company is party, from time to time, to various legal proceedings incidental to its business.

     In June of 2001, the first floor of the Company's Fort Washington, PA, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. During the third quarter of 2001, the Company decided to abandon the Fort Washington facilities and move its corporate headquarters to Horsham, PA. The Company has currently filed a lawsuit against its landlord to terminate the leases for the Fort Washington facilities. Due to the uncertainty of the outcome of the lawsuit, the Company has recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001.

     In the opinion of management no other legal proceedings individually or in the aggregate will have a significant effect on the financial position, results of operations, cash flows, or liquidity of the Company.

     19. Segment reporting:

     During the first nine months of 2000, the Company was organized into operating divisions that were focused on the operational delivery of services. The Company's focus on the operational delivery of services allowed it to take advantage of significant cross-selling opportunities and enhance the level of service provided to its clients. The operating divisions during the first nine months of 2000 included Accounts Receivable Management Services, Technology-Based Outsourcing, and International Operations. During 2000, the continued integration of the Company's infrastructure facilitated the further reduction of the operating divisions from three to two. Effective October 1, 2000, the new operating divisions included U.S. Operations (formerly Accounts Receivable Management Services and Technology-Based Outsourcing) and International Operations. Each of these divisions will maintain industry specific functional groups including financial services, healthcare, retail and commercial, utilities, education, telecommunications, and government. The Company created the Portfolio Management division as a result of the February 2001 Creditrust Merger. Prior to the acquisition, NCO's portfolio business was part of the U.S. Operations division.

     The accounting policies of the segments are the same as those described in
     Note 2, "Accounting policies."

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     19.  Segment reporting (continued):

     The U.S Operations division provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, utilities, education, telecommunications, and government. The U.S. Operations serve clients of all sizes in local, regional and national markets. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, delivering cost-effective accounts receivable and customer relationship management solutions to all market sectors, serving clients of all sizes in local, regional and national markets. The U.S. Operations division had total assets, net of any intercompany balances, of $704.5 million and $732.4 million at December 31, 2000 and 2001, respectively.

     The Portfolio Management division purchases and manages defaulted consumer accounts receivable from credit grantors, including banks, finance companies, retail merchants and other service providers. Portfolio Management had total assets, net of any intercompany balances, of $32.1 million and $153.7 million at December 31, 2000 and 2001, respectively.

     The International Operations division provides accounts receivable management services across Canada and the United Kingdom. U.S. Operations uses International Operations as a subcontractor to perform accounts receivable management services to some of its clients. The International Operations division had total assets, net of any intercompany balances, of $47.4 million and $44.9 million at December 31, 2000 and 2001, respectively.

     The following tables represent the revenue, payroll and related expenses, selling, general and administrative expenses, and earnings before interest, taxes, depreciation, and amortization ("EBITDA") for each segment for the years ended December 31, 1999, 2000 and 2001. EBITDA is used by the Company's management to measure the segments' operating performance and is not intended to report the segments' operating results in conformity with generally accepted accounting principles.

                                               For the year ended December 31, 1999
                                                       (Amounts in thousands)
                           -------------------------------------------------------------------------------
                                                                Selling,
                                             Payroll and      General and     Nonrecurring
                                               Related          Admin.        Acquisition
                              Revenue          Expenses        Expenses          Costs           EBITDA
                           -------------    -------------   -------------    -------------   -------------
     U.S. Operations       $     428,293    $     219,930   $     119,489    $       --      $      88,874
     Portfolio Management          1,959              180           1,038            --                741
     International Operations     31,040           17,599           8,631            --              4,810
     Eliminations and other         (981)            --              (981)           4,601          (4,601)
                           -------------    -------------   -------------    -------------   -------------

     Total                 $     460,311    $     237,709   $     128,177    $       4,601   $      89,824
                           =============    =============   =============    =============   =============

                                                      For the year ended December 31, 2000
                                                             (Amounts in thousands)
                                     ------------------------------------------------------------------------
                                                         Payroll and           Selling,
                                                           Related           General and
                                         Revenue          Expenses         Admin. Expenses         EBITDA
                                     ----------------  -----------------  -----------------   ---------------
     U.S. Operations                       $ 566,769          $ 275,718      $    170,532       $   120,519
     Portfolio Management                     13,151                327             5,853             6,971
     International Operations                 31,705             17,247             9,280             5,178
     Eliminations                            (5,741)                               (5,741)                 -
                                     ----------------  -----------------  -----------------   ---------------

     Total                                 $ 605,884          $ 293,292      $    179,924       $   132,668
                                     ================  =================  =================   ===============

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     19. Segment reporting (continued):

                                                      For the year ended December 31, 2001
                                                             (Amounts in thousands)
                                     ------------------------------------------------------------------------
                                                         Payroll and          Selling,
                                                       Related Expenses     General and
                                         Revenue                          Admin. Expenses         EBITDA
                                     ----------------  -----------------  -----------------   ---------------
     U.S. Operations                       $ 633,376          $ 332,456          $ 221,995          $ 78,925
     Portfolio Management                     62,929              1,624             32,437            28,868
     International Operations                 37,803             21,685             10,729             5,389
     Eliminations                           (32,602)            (5,131)           (27,471)                 -
                                     ----------------  -----------------  -----------------   ---------------

     Total                                 $ 701,506          $ 350,634          $ 237,690         $ 113,182
                                     ================  =================  =================   ===============


     20. Net loss due to flood and relocation of corporate headquarters:

     In June of 2001, the first floor of the Company's Fort Washington, PA, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. During the third quarter of 2001, the Company decided to abandon the Fort Washington facilities and move its corporate headquarters to Horsham, PA. The Company has currently filed a lawsuit against its landlord to terminate the leases for the Fort Washington facilities. Due to the uncertainty of the outcome of the lawsuit, the Company has recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001. The Company has also recorded other expenses and expected insurance proceeds during the third quarter of 2001 in connection with the flood and the relocation of the corporate headquarters. The net effect of the charges and the gain from the insurance proceeds included in selling, general, and administrative expenses during the third quarter of 2001 was $11.2 million.

     21. Investments in unconsolidated subsidiaries:

     NCO Portfolio owns a 100% retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC, which was acquired as part of the Creditrust Merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. This securitization issued a note that is due in January 2004 and had a balance of $5.5 million as of December 31, 2001. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid plus a cash reserve. As of December 31, 2001, the investment in securitization was $7.3 million, comprised of $4.0 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues non-cash income at a rate of 8% per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid. After repayment of the note, collections are split between income and amortization of the investment in securitization based on the discounted cash flows. The Company recorded $211,000 in income on this investment during the year ended December 31, 2001. The cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received after the securitization note has been repaid have been pledged as collateral against the Warehouse Facility (see note 8).

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     21. Investments in unconsolidated subsidiaries (continued):

     NCO Portfolio has a 50% ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture") with IMNV Holdings, LLC ("Marlin"). This Joint Venture was established to purchase utility, medical and other various small balance accounts receivable and is accounted for using the equity method of accounting. As of December 31, 2001, NCO Portfolio and Marlin had each invested $574,000 in the Joint Venture for the purchase of accounts receivable. Included in the Statement of Income, in "other income," was $118,000 representing the Company's 50% share of operating income from this unconsolidated subsidiary for the year ended December 31, 2001. The Joint Venture has access to capital through a specialty finance lender who, at its option, lends 90% of the value of the purchased accounts receivable to the Joint Venture. The debt is cross-collateralized by all static pools in which the lender participates, and is non-recourse to NCO Portfolio. The following table summarizes the financial information of the Joint Venture as of and for the year ended December 31, 2001 (amounts in thousands):

           Total assets                     $ 5,581
           Total liabilities                  4,455
           Revenue                            1,061
           Operating income                     236

     22. Related party transactions:

     From time to time, the Company uses an airplane that is partly owned by Michael J. Barrist, Chairman, President, and Chief Executive Officer of NCO. The Company pays to a third party management company, which is not affiliated with Mr. Barrist, the monthly management fee and out-of-pocket costs for the Company's use of the airplane. The Company paid costs of $358,000, $368,000, and $363,000 for the years ended December 31, 1999,
     2000, and 2001, respectively.

     23. Subsequent event:

     During February 2002, the Company entered into two interest rate swap agreements to reduce the impact of changes in LIBOR on a portion of the debt borrowed under its revolving credit facility. The interest rate swap agreements fixed LIBOR at a rate of 2.82%. The total initial notional amount of the interest rate swap agreements was $102.0 million. The notional amount of the interest rate swap agreements is subject to scheduled quarterly reductions. The interest rate swap agreements expire in September 2003.

     24. Recent accounting pronouncements:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after July 1, 2001, to be accounted for using the purchase method. FASB 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test will use a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. FASB 142 does not require that goodwill be tested for impairment upon adoption unless an indicator of impairment exists at that date. However, it would require that a benchmark assessment be performed for all existing reporting units within six months of the date of adoption. The new goodwill model applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded. The Company adopted FASB 142 in the first quarter of 2002 and is in the process of determining the impact of these pronouncements on its financial position and results of operations.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (Continued)

     24. Recent accounting pronouncements (continued):

     During 2001, the Accounting Staff Executive Committee approved an exposure draft on a proposed Statement of Position, "Accounting for Discounts Related to Credit Quality" ("SOP"). The proposed SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over the static pool's initial cost of accounts receivable acquired. The proposed SOP would require that the excess of the contractual cash flows over expected future cash flows not be recognized as an adjustment of revenue, expense or on the balance sheet. The proposed SOP would freeze the internal rate of return ("IRR") originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a static pool would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a static pool's remaining life. The exposure draft provides that previously issued annual financial statements would not need to be restated. Until final issuance of this SOP, we cannot ascertain its effect on our reporting.

                                 NCO GROUP, INC.
                       Consolidating Statement of Income
                                  (Unaudited)
                  (in thousands, except for per share amounts)

                                                             For the Year Ended December 31, 2001
                                                      --------------------------------------------------
                                                                      NCO     Intercompany
                                                      NCO Group    Portfolio  Eliminations  Consolidated
                                                      ---------    ---------  ------------  ------------
Revenue                                               $ 666,048    $  62,929    $ (27,471)   $ 701,506

Operating costs and expenses:
      Payroll and related expenses                      349,010        1,624                   350,634
      Selling, general, and administrative expenses     232,724       32,437      (27,471)     237,690
      Depreciation and amortization expense              37,955          250                    38,205
                                                      ---------    ---------    ---------    ---------
                                                        619,689       34,311      (27,471)     626,529
                                                      ---------    ---------    ---------    ---------
                                                         46,359       28,618         --         74,977

Other income (expense):
      Interest and investment income                      3,859          531         (763)       3,627
      Interest expense                                  (19,495)      (8,230)         763      (26,962)
                                                      ---------    ---------    ---------    ---------
                                                        (15,636)      (7,699)        --        (23,335)
                                                      ---------    ---------    ---------    ---------
Income before income tax expense                         30,723       20,919         --         51,642

Income tax expense                                       13,618        7,845                    21,463
                                                      ---------    ---------    ---------    ---------

Income from operations before minority interest          17,105       13,074         --         30,179

Minority interest                                          --           --         (4,310)      (4,310)
                                                      ---------    ---------    ---------    ---------

Net income                                            $  17,105    $  13,074    $  (4,310)   $  25,869
                                                      =========    =========    =========    =========


                                 NCO GROUP, INC.
                 Schedule II - Valuation and Qualifying Accounts

                                                          Additions
                                                   -------------------------
                                       Balance at   Charged to   Charged to                      Balance at
                                        beginning   costs and      other                           end of
                                          year       Expenses   accounts (1)   Deductions (2)       year
                                      -----------  ----------- -------------  ---------------  -------------
     Year ended December 31, 1999:

       Allowance for doubtful
         accounts                     $3,619,000   $2,553,000    $  900,000    $ (1,681,000)    $ 5,391,000

     Year ended December 31, 2000:

       Allowance for doubtful
         accounts                     $5,391,000   $5,906,000    $       -     $ (4,217,000)    $ 7,080,000

     Year ended December 31, 2001:

       Allowance for doubtful
         accounts                     $7,080,000   $4,250,000    $        -    $ (6,019,000)    $ 5,311,000


     (1) Allowance for doubtful accounts of acquired companies.
     (2) Uncollectible accounts written off, net of recoveries.