Form 10-Q
period 2002-04-30
NCO GROUP INC
filed 2002-05-14
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2002, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to __________________

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

                   507 Prudential Road, Horsham, Pennsylvania
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                   23-2858652
--------------------------------------------------------------------------------
                      (IRS Employer Identification Number)

                                      19044
--------------------------------------------------------------------------------
                                   (Zip Code)

                                  215-441-3000
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

          515 Pennsylvania Avenue, Fort Washington, Pennsylvania, 19034
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes __X__ No _____

         The number of shares outstanding of each of the issuer's classes of common stock was 25,877,000 shares common stock, no par value, outstanding as of May 13, 2002.

                                 NCO GROUP, INC.

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

     Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
                  December 31, 2001 and March 31, 2002                         1

              Consolidated Statements of Income -
                  Three months ended March 31, 2001 and 2002                   2

              Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2001 and 2002                   3

              Notes to Consolidated Financial Statements                       4

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 15

     Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                             20

PART II - OTHER INFORMATION                                                   21

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Shareholders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

Part 1 - Financial Information
Item 1 - Financial Statements

                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                                         March 31,
                                                ASSETS                            December 31,             2002
                                                                                      2001              (Unaudited)
                                                                                  ------------          -----------
Current assets:
     Cash and cash equivalents                                                      $ 32,161             $ 25,150
     Restricted cash                                                                   1,125                1,125
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $5,311 and $6,717, respectively                        99,055              101,356
     Purchased accounts receivable, current portion                                   47,341               49,807
     Deferred income taxes                                                             8,336                8,153
     Other current assets                                                             14,784                9,682
                                                                                   ---------            ---------
          Total current assets                                                       202,802              195,273

Funds held on behalf of clients

Property and equipment, net                                                           71,457               76,243

Other assets:
     Goodwill                                                                        514,161              514,104
     Other intangible assets, net of accumulated amortization                          7,929                7,260
     Purchased accounts receivable, net of current portion                            92,660               87,089
     Other assets                                                                     42,016               49,502
                                                                                   ---------            ---------
          Total other assets                                                         656,766              657,955
                                                                                   ---------            ---------
Total assets                                                                       $ 931,025            $ 929,471
                                                                                   =========            =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                               $  21,922            $  22,964
     Income taxes payable                                                                176                3,264
     Accounts payable                                                                 12,164                9,171
     Accrued expenses                                                                 39,382               34,517
     Accrued compensation and related expenses                                        16,785               15,031
                                                                                   ---------            ---------
          Total current liabilities                                                   90,429               84,947

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                          357,868              347,436
     Deferred income taxes                                                            42,855               44,648
     Other long-term liabilities                                                       4,565                4,100

Minority interest                                                                     21,213               22,185

Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized,
         no shares issued and outstanding                                                 -                   -
     Common stock,  no par value, 50,000 shares authorized,
         25,816 and 25,874 shares issued and outstanding, respectively               320,993              321,067
     Other comprehensive loss                                                         (4,346)              (4,165)
     Retained earnings                                                                97,448              109,253
                                                                                   ---------            ---------
           Total shareholders' equity                                                414,095              426,155
                                                                                   ---------            ---------
Total liabilities and shareholders' equity                                         $ 931,025            $ 929,471
                                                                                   =========            =========

                            See accompanying notes.

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                                    For the Three Months
                                                                                        Ended March 31,
                                                                               ------------------------------
                                                                                   2001              2002
                                                                               ------------       -----------
Revenue                                                                          $ 171,029          $ 178,907

Operating costs and expenses:
     Payroll and related expenses                                                   82,912             86,120
     Selling, general and administrative expenses                                   51,123             61,073
     Depreciation and amortization expense                                           8,954              6,226
                                                                                 ---------          ---------
          Total operating costs and expenses                                       142,989            153,419
                                                                                 ---------          ---------
Income from operations                                                              28,040             25,488

Other income (expense):
     Interest and investment income                                                    916                667
     Interest expense                                                               (7,421)            (4,986)
     Other income (expense)                                                              -               (595)
                                                                                 ---------          ---------
          Total other income (expense)                                              (6,505)            (4,914)
                                                                                 ---------          ---------
Income before income tax expense                                                    21,535             20,574

Income tax expense                                                                   8,666              7,797
                                                                                 ---------          ---------

Income from operations before minority interest                                     12,869             12,777

Minority interest                                                                     (592)              (972)
                                                                                 ---------          ---------

Net income                                                                       $  12,277          $  11,805
                                                                                 =========          =========

Net income per share:
     Basic                                                                       $    0.48          $    0.46
     Diluted                                                                     $    0.47          $    0.43

Weighted average shares outstanding:
     Basic                                                                          25,687             25,855
     Diluted                                                                        26,340             29,903


                            See accompanying notes.
                                      -2-

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                    For the Three Months
                                                                                        Ended March 31,
                                                                               ------------------------------
                                                                                   2001              2002
                                                                               ------------       -----------
Cash flows from operating activities:
  Net income                                                                     $ 12,277          $ 11,805
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                                  4,628             5,549
      Amortization of intangibles                                                   4,326               677
      Provision for doubtful accounts                                                 779             2,302
      Impairment of purchased accounts receivable                                     -                 797
      Gain on insurance proceeds from property and equipment                          -                (847)
      Minority interest                                                               592               972
      Changes in operating assets and liabilities, net of acquisitions:
          Restricted cash                                                           2,555                -
          Accounts receivable, trade                                               (6,183)           (4,921)
          Deferred income taxes                                                     7,530             1,777
          Other assets                                                             (2,147)           (3,425)
          Accounts payable and accrued expenses                                     1,278            (9,593)
          Income taxes payable                                                       (294)            3,093
          Other long-term liabilities                                                (115)             (465)
                                                                                 --------          --------
             Net cash provided by operating activities                             25,226             7,721

Cash flows from investing activities:
  Purchases of accounts receivable                                                (13,493)           (9,238)
  Collections applied to principal of purchased accounts receivable                 6,978            11,524
  Purchases of property and equipment                                              (7,755)          (10,366)
  Insurance proceeds from involuntary conversion of
    property and equipment                                                            -               2,633
  Investment in consolidated subsidiary by minority interest                        2,320                -
  Net cash paid for pre-acquisition liabilities and
    acquisition related costs                                                     (11,077)               -
                                                                                 --------          --------
             Net cash used in investing activities                                (23,027)           (5,447)

Cash flows from financing activities:
  Repayment of notes payable                                                       (4,390)           (4,684)
  Repayment of acquired notes payable                                             (20,084)               -
  Borrowings under revolving credit agreement                                      47,350               370
  Repayment of borrowings under revolving credit agreement                        (13,800)           (5,000)
  Payment of fees to acquire debt                                                    (939)               -
  Issuance of common stock, net                                                     2,872                69
                                                                                 --------          --------
             Net cash provided by (used in) financing activities                   11,009            (9,245)

Effect of exchange rate on cash                                                      (303)              (40)
                                                                                 --------          --------

Net increase (decrease) in cash and cash equivalents                               12,905            (7,011)

Cash and cash equivalents at beginning of the period                               13,490            32,161
                                                                                 --------          --------

Cash and cash equivalents at end of the period                                   $ 26,395          $ 25,150
                                                                                 ========          ========


                            See accompanying notes.
                                      -3-

                                 NCO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Nature of Operations:

NCO Group, Inc. (the "Company" or "NCO") is a leading provider of accounts receivable management and collection services. The Company also owns approximately 63% of NCO Portfolio Management, Inc., a separate public company that purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. The Company's client base includes companies in the financial services, healthcare, retail and commercial, utilities, education, telecommunications, and government sectors. These clients are primarily located throughout the United States of America, Canada, the United Kingdom, and Puerto Rico.

2.   Accounting Policies:

     Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2002.

     Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All significant intercompany accounts and transactions have been eliminated. Two entities that the Company does not control are InoVision-MEDCLR NCOP Ventures, LLC and Creditrust SPV98-2, LLC (see note 14).

     Contingency Fees and Contractual Services:

The Company generates revenue from contingency fees and contractual services. Contingency fee revenue is recognized upon collection of funds on behalf of clients. Contractual services revenue is recognized as services are performed and accepted by the client.

     Purchased Accounts Receivable:

The Company accounts for its investment in purchased accounts receivable on an accrual basis under the guidance of the American Institute of Certified Public Accountants' Practice Bulletin No. 6, "Amortization of Discounts on Certain Acquired Loans," using unique and exclusive static pools. Static pools are established with accounts having similar attributes. Typically, each pool consists of an individual acquisition of accounts. Once a static pool is established, the accounts in the pool are not changed. Proceeds from the sale of accounts within a static pool are accounted for as collections in that static pool. Collections on replacement accounts received from the originator of the loans are included as collections in the corresponding static pools. The discount between the cost of each static pool and the face value of the static pool is not recorded since the Company expects to collect a relatively small percentage of each static pool's face value.

Each static pool is initially recorded at cost. Collections on the pools are allocated to revenue and principal reduction based on the estimated internal rate of return ("IRR") for each pool. The IRR for each static pool is estimated based on the expected monthly collections over the estimated economic life of each pool (generally five years, based on the Company's collection experience), compared to the original purchase price. Revenue on purchased accounts receivable is recorded monthly based on each static pool's effective IRR applied to each static pool's monthly opening carrying value. To the extent collections exceed the revenue, the carrying value is reduced and the reduction is recorded as collections applied to principal. Because the IRR reflects collections for the entire economic life of the static pool and those collections are not constant, lower collection rates, typically in the early months of ownership, can result in a situation where the actual collections are less than the revenue accrual. In this situation, the carrying value of the pool may be accreted for the difference between the revenue accrual and collections.

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

     Intangibles:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142") (see note 3).

Other intangible assets consist primarily of deferred financing costs, which relate to debt issuance costs incurred. Deferred financing costs are amortized over the term of the debt (see note 3).

     Interest Rate Hedges:

The Company accounts for its interest rate swap agreements as either assets or liabilities on the balance sheet measured at fair value. Changes in the fair value of the interest rate swap agreements will be recorded in other comprehensive income since the interest rate swap agreements were designated and qualified as cash flow hedges. If the interest rate swap agreements no longer qualify as cash flow hedges, the change in the fair value may be recorded in current earnings.

     Income Taxes:

The Company accounts for income taxes using an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

Prior to the adoption of SFAS 142 on January 1, 2002, income taxes were computed after giving effect to the nondeductible portion of goodwill expenses attributable to certain acquisitions.

The static pools of purchased accounts receivable are composed of distressed debt. Collection results are not guaranteed until received; accordingly, for tax purposes, any gain on a particular static pool is deferred until the full cost of its acquisition is recovered. Revenue for financial reporting purposes is recognized ratably over the life of the static pool. Deferred tax liabilities arise from income tax deferrals created during the early stages of the static pool. These deferrals reverse after the cost basis of the static pool is recovered. The creation of new tax deferrals from future purchases of static pools are expected to offset the reversal of the deferrals from static pools where the collections have become fully taxable.

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

     Reclassifications:

Certain amounts for December 31, 2001, have been reclassified for comparative purposes.

3.   Intangible Assets:

     Goodwill:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142"). As a result of adopting SFAS 142, the Company no longer amortizes goodwill. Goodwill must be tested at least annually for impairment, including an initial test completed within six months of adopting SFAS 142. The test for impairment uses a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. The Company is currently in the process of determining if there are any impairment charges attributable to the adoption of SFAS 142. However, the Company does not expect to incur an impairment charge based on its preliminary valuations. Any impairment charge incurred in connection with the adoption of SFAS 142 would be classified as an effect of a change in accounting principle.

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company's reporting units under SFAS 142 are U.S. Operations and International Operations. These reporting units had the following goodwill as of December 31, 2001 and March 31, 2002 (amounts in thousands):

                                        December 31,        March 31,
                                            2001              2002
                                        -------------       ---------

      U.S. Operations                     $ 484,182         $ 484,182
      International Operations               29,979            29,922
                                          ---------         ---------

      Total                               $ 514,161         $ 514,104
                                          =========         =========

The following presents the results of operations for the three months ended March 31, 2001 as if SFAS 142 had been adopted on January 1, 2001 (dollars in thousands):

                                                For the Three Months Ended
                                                       March 31, 2001
                                            -----------------------------------

                                                              Diluted Earnings
                                               Amount             Per Share
                                             -----------     ------------------

      Net income, as reported                  $ 12,277            $ 0.47
      Add back of goodwill amortization,
        net of tax                                2,916              0.11
                                               --------            ------

      Adjusted net income                      $ 15,193            $ 0.58
                                               ========            ======

     Other Intangible Assets:

The Company's adoption of SFAS 142 had no effect on its other intangible assets. Other intangible assets consist primarily of deferred financing costs. The following represents the other intangible assets as of December 31, 2001 and March 31, 2002 (amounts in thousands):

                                           December 31, 2001                    March 31, 2002
                                    ---------------------------------  ---------------------------------

                                    Gross Carrying     Accumulated     Gross Carrying     Accumulated
                                        Amount         Amortization        Amount         Amortization
                                    ----------------  ---------------  ----------------  ---------------

      Deferred financing costs         $ 11,855          $ 4,294          $ 11,863          $ 4,932
      Other intangible assets               900              532               900              571
                                       --------          -------          --------          -------

      Total                            $ 12,755          $ 4,826          $ 12,763          $ 5,503
                                       ========          =======          ========          =======


During the three months ended March 31, 2001 and 2002, the Company recorded amortization expense of $401,000 and $677,000, respectively, for all other intangible assets. The following represents the Company's expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

                                          Estimated
              For the Years Ended       Amortization
                 December 31,              Expense
              -------------------       ------------

                     2002                  $ 2,709
                     2003                    2,682
                     2004                    1,542
                     2005                      790
                     2006                      206

4.   Acquisition:

On February 20, 2001, the Company merged NCO Portfolio Management, Inc. ("NCO Portfolio"), its wholly owned subsidiary, with Creditrust Corporation ("Creditrust") to form a new public entity focused on the purchase of accounts receivable. After the Creditrust merger, the Company owned approximately 63% of the outstanding stock of NCO Portfolio, subject to certain adjustments. The Company's contribution to the NCO Portfolio merger consisted of $25.0 million of purchased accounts receivable. As part of the Creditrust merger, NCO Portfolio signed a ten-year service agreement that appointed the Company as the sole provider of collection services to NCO Portfolio. The Company has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. In connection with the Creditrust merger, the Company amended its revolving credit facility to provide NCO Portfolio with a $50.0 million revolving line of credit in the form of a sub-facility under its existing credit facility. Initially, NCO Portfolio borrowed $36.3 million to fund the Creditrust merger.

The following summarizes the unaudited pro forma results of operations for the three months ended March 31, 2001, assuming the Creditrust merger occurred on January 1, 2001. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands, except per share data):

                                     For the Three Months
                                     Ended March 31, 2001
                                     --------------------

      Revenue                               $ 174,609
      Net income                            $   4,760
      Earnings per share - basic                $0.18
      Earnings per share - diluted              $0.20

5.   Comprehensive Income:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity. The Company's comprehensive income for the three months ended March 31, 2001 and 2002 was as follows (amounts in thousands):

                                                    For the Three Months
                                                       Ended March 31,
                                                  --------------------------

                                                     2001          2002
                                                  ------------  ------------

      Net income                                     $ 12,277     $ 11,805
      Other comprehensive income:
        Foreign currency translation adjustment        (2,261)        (187)
        Unrealized gain on interest rate swap             -            368
                                                     --------     --------

      Comprehensive income                           $ 10,016     $ 11,986
                                                     ========     ========

6.   Purchased Accounts Receivable:

The Company's Portfolio Management and International Operations divisions purchase defaulted consumer receivables at a discount from the actual principal balance. As of March 31, 2002, the carrying value of Portfolio Management's and International Operations' purchased accounts receivable was $133.5 million and $3.4 million, respectively. The following summarizes the change in purchased accounts receivable for the year ended December 31, 2001 and for the three months ended March 31, 2002 (amounts in thousands):

                                                    December 31,      March 31,
                                                        2001             2002
                                                    ------------      ---------

      Balance, at beginning of period                 $  34,475       $ 140,001

      Purchased accounts receivable acquired
        from Creditrust                                  93,518             -
      Purchases of accounts receivable                   50,621           9,238
      Collections on purchased accounts receivable      (99,868)        (28,512)
      Revenue recognized                                 64,065          16,988
      Impairment of purchased accounts receivable        (2,738)           (797)
      Foreign currency translation adjustment               (72)            (22)
                                                      ---------       ---------
      Balance, at end of period                       $ 140,001       $ 136,896
                                                      =========       =========

During the three months ended March 31, 2002, an impairment of $797,000 was recorded as a charge to income on static pools where the carrying amounts exceeded the expected future cash flows. No revenue will be recorded on these static pools until the carrying values have been fully recovered. As of March 31, 2002, the combined carrying values on all previously impaired static pools aggregated $7.5 million, or 5.5% of the total purchased accounts receivable, representing their net realizable value. No impairments were recorded during the three months ended March 31, 2001.

7.   Funds Held on Behalf of Clients:

In the course of the Company's regular business activities as a provider of accounts receivable management services, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $56.8 million and $59.6 million at December 31, 2001 and March 31, 2002, respectively, have been shown net of their offsetting liability for financial statement presentation.

8.   Long-term Debt:

Long-term debt consisted of the following at December 31, 2001 and March 31, 2002 (amounts in thousands):

                                      December 31,           March 31,
                                          2001                 2002
                                    ----------------      --------------

      Revolving credit loan            $ 206,630            $ 202,000
      Convertible notes                  125,000              125,000
      Securitized debt                    45,379               41,140
      Capital leases                       2,781                2,260
      Less current portion               (21,922)             (22,964)
                                       ---------            ---------

                                       $ 357,868            $ 347,436
                                       =========            =========

     Revolving Credit Facility:

The Company has a credit agreement with Citizens Bank of Pennsylvania, formerly Mellon Bank, N.A., ("Citizens Bank"), for itself and as administrative agent for other participating lenders, structured as a revolving credit facility. The balance under the revolving credit facility is due on May 20, 2004 (the "Maturity Date"). The borrowing capacity of the revolving credit facility is subject to mandatory reductions, including a quarterly reduction of $6.3 million on March 31, 2001, subsequent quarterly reductions of $5.2 million until the Maturity Date, and 50 percent of the net proceeds received from any offering of debt or equity.

At the option of NCO, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 0.25% to 0.50%, which is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Citizens Bank's prime rate was 4.75% at March 31, 2002), or the London InterBank Offered Rate ("LIBOR") plus a margin of 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 1.88% at March 31, 2002). The Company is charged a fee on the unused portion of the credit facility ranging from 0.13% to 0.38% depending on the Company's consolidated funded debt to EBITDA ratio.

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

The following summarizes the availability under the revolving credit facility as of March 31, 2002 (amounts in thousands):


                                              NCO Group          NCO Portfolio          Combined
                                            ---------------    ------------------    ---------------
      Maximum capacity                        $ 214,825            $ 47,500          $ 262,325
      Less:
        Outstanding borrowings                  154,500              47,500            202,000
        Unused letters of credit                  2,554                -                 2,554
                                              ---------            --------          ---------

      Available                               $  57,771            $   -             $  57,771
                                              =========            ========          =========


Borrowings under the revolving credit facility are collateralized by substantially all the assets of the Company, including the common stock of NCO Portfolio, and certain assets of NCO Portfolio. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of March 31, 2002, the Company was in compliance with all required financial covenants.

     Convertible Debt:

In April 2001, the Company completed the sale of $125.0 million aggregate principal amount of 4.75% Convertible Subordinated Notes due 2006 ("Notes") in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are convertible into NCO common stock at an initial conversion price of $32.92 per share. The Company will be required to repay the $125.0 million of aggregate principal if the Notes are not converted prior to their maturity in April 2006. The Company used the $121.3 million of net proceeds from this offering to repay debt under its revolving credit facility. In accordance with the terms of the credit agreement, 50% of the net proceeds from the Notes permanently reduced the maximum borrowings available under the revolving credit facility.

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

The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of LIBOR plus 0.65% per annum, and the final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. A $900,000 liquidity reserve is included in restricted cash as of March 31, 2002, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $257,000 and $167,000 for the period from February 21, 2001, to March 31, 2001, and for the three months ended March 31, 2002, respectively. As of March 31, 2002, the amount outstanding on the facility was $17.1 million. The note issuer, Radian Group, Inc., formerly Asset Guaranty Insurance Company, has been guaranteed against loss by NCO Portfolio for up to $4.5 million, which will be reduced if and when reserves and residual cash flows from another securitization, Creditrust SPV 98-2, LLC, are posted as additional collateral for this facility (see note 14).

The second securitized note ("SPV99-1 Financing") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 Financing carries interest at 9.43% per annum, with a final payment date of the earlier of August 2004, or satisfaction of the note from collections. A $225,000 liquidity reserve is included in restricted cash as of March 31, 2002, and is restricted as to use until the facility is retired. Interest expense and trustee fees aggregated $141,000 and $52,000 for the period from February 21, 2001, to March 31, 2001, and for the three months ended March 31, 2002, respectively. As of March 31, 2002, the amount outstanding on the facility was $1.2 million.

The third securitized note ("SPV99-2 Financing") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 Financing carries interest at 15.00% per annum, with a final payment date of the earlier of December 2004, or satisfaction of the note from collections. Interest expense and trustee fees aggregated $421,000 and $876,000 for the period from February 21, 2001, to March 31, 2001, and for the three months ended March 31, 2002, respectively. As of March 31, 2002, the amount outstanding on the facility was $22.8 million.

9.   Earnings Per Share:

Basic earnings per share ("EPS") was computed by dividing the net income for the three months ended March 31, 2001 and 2002, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income for the three months March 31, 2001 and 2002, by the weighted average number of common shares outstanding plus all common equivalent shares. Net income is adjusted to add-back convertible interest expense, net of taxes. The convertible interest, net of taxes, included in the diluted EPS calculation for the three months ended March 31, 2002, was $920,000. There was no convertible interest during the three months ended March 31, 2001. Outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive.

The reconciliation of basic to diluted weighted average shares outstanding for the three months ended March 31, 2001 and 2002 was as follows (amounts in thousands):


                                            For the Three Months Ended
                                                    March 31,
                                            ---------------------------
                                               2001             2002
                                            ---------        ----------

      Basic                                    25,687           25,855
      Dilutive effect of convertible debt         -              3,797
      Dilutive effect of options                  154              251
      Dilutive effect of warrants                 499               -
                                              -------          -------
      Diluted                                  26,340           29,903
                                              =======          =======

10.   Interest Rate Hedge:

As of March 31, 2002, the Company was party to two interest rate swap agreements, which qualified as cash flow hedges, to fix LIBOR at 2.8225% on an aggregate amount of $102 million of the variable-rate debt outstanding under the revolving credit facility. The aggregate notional amount of the interest rate swap agreements is subject to quarterly reductions that will reduce the aggregate notional amount to $62 million by maturity in September 2003.

11.   Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information for the three months ended March 31, 2001 and 2002 (amounts in thousands):


                                                    For the Three Months Ended
                                                            March 31,
                                                    ---------------------------
                                                       2001             2002
                                                    ---------        ----------

    Non-cash investing and financing activities:

      Fair value of assets acquired                 $ 123,978          $   -
      Liabilities assumed from acquisitions           109,394              -
      Warrants exercised                                 -                875

12.   Segment Reporting:

The Company's business consists of three operating divisions: U.S. Operations, Portfolio Management and International Operations. The accounting policies of the segments are the same as those described in note 2, "Accounting Policies."

U.S. Operations provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, utilities, education, telecommunications, and government. U.S. Operations serves clients of all sizes in local, regional and national markets. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, delivering cost-effective accounts receivable and customer relationship management solutions to all market sectors, serving clients of all sizes in local, regional and national markets. U.S. Operations had total assets, net of any intercompany balances, of $732.4 million and $727.5 million at December 31, 2001, and March 31, 2002, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $153.7 million and $153.0 million at December 31, 2001, and March 31, 2002, respectively.

International Operations provides accounts receivable management services across Canada and the United Kingdom. U.S. Operations uses International Operations as a subcontractor to perform accounts receivable management services for some of its clients. International Operations had total assets, net of any intercompany balances, of $44.9 million and $49.0 million at December 31, 2001, and March 31, 2002, respectively.

The following tables represent the revenue, payroll and related expenses, selling, general and administrative expenses, and earnings before interest, taxes, depreciation, and amortization ("EBITDA") for each segment for the three months ended March 31, 2001 and 2002. EBITDA is used by the Company's management to measure the segments' operating performance and is not intended to report the segments' operating results in conformity with accounting principles generally accepted in the United States.


                                                    For the Three Months Ended March 31, 2001
                                                             (amounts in thousands)
                                     -----------------------------------------------------------------------
                                                         Payroll and      Selling, General
                                                           Related           and Admin.
                                         Revenue           Expenses           Expenses           EBITDA
                                     ----------------  ---------------   -----------------   ---------------
     U.S. Operations                    $ 155,772         $ 78,691           $ 47,929           $ 29,152
     Portfolio Management                  12,618              257              6,105              6,256
     International Operations               8,768            4,742              2,440              1,586
     Eliminations                          (6,129)            (778)            (5,351)                -
                                        ---------         --------           --------           --------

     Total                              $ 171,029         $ 82,912           $ 51,123           $ 36,994
                                        =========         ========           ========           ========


                                                    For the Three Months Ended March 31, 2001
                                                             (amounts in thousands)
                                     -----------------------------------------------------------------------
                                                         Payroll and      Selling, General
                                                           Related           and Admin.
                                         Revenue           Expenses           Expenses           EBITDA
                                     ----------------  ---------------   -----------------   ---------------

     U.S. Operations                    $ 162,277         $ 81,688           $ 56,957           $ 23,632
     Portfolio Management                  16,270              554              9,663              6,053
     International Operations              10,649            5,867              2,753              2,029
     Eliminations                         (10,289)          (1,989)            (8,300)                -
                                        ---------         --------           --------           --------

     Total                              $ 178,907         $ 86,120           $ 61,073           $ 31,714
                                        =========         ========           ========           ========


13.   Net Loss Due to Flood and Relocation of Corporate Headquarters:

In June 2001, the entire first floor of the Company's Fort Washington, PA, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. During the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, PA. The Company has filed a lawsuit against its landlord to terminate the leases for the Fort Washington facilities. Due to the uncertainty of the outcome of the lawsuit, the Company has recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001. The Company has also recorded other expenses and expected insurance proceeds during the third quarter of 2001 in connection with the flood and the relocation of the corporate headquarters. The net effect of the charges and the gain from the insurance proceeds included in selling, general, and administrative expenses during the third quarter of 2001 was $11.2 million. During the first quarter of 2002, the Company received insurance proceeds in excess of its original estimate, which resulted in a gain of approximately $1.0 million. This gain was included in the Statement of Income in "other income (expense)."

14.   Investments in Unconsolidated Subsidiaries:

NCO Portfolio owns a 100% retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC, which was acquired as part of the Creditrust merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. This securitization issued a note that is due in January 2004 and had a balance of $4.7 million as of March 31, 2002. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid plus a cash reserve. As of March 31, 2002, the investment in securitization was $7.3 million, composed of $4.0 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues non-cash income at a rate of 8% per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid. After repayment of the note, collections are split between income and amortization of the investment in securitization based on the discounted cash flows. The Company recorded $28,000 in income on this investment during the three months ended March 31, 2002. The cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received after the securitization note has been repaid have been pledged as collateral against the Warehouse Facility (see note 8).

NCO Portfolio has a 50% ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture") with IMNV Holdings, LLC ("IMNV"). The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. As of March 31, 2002, NCO Portfolio and IMNV each had an investment of $854,000 in the Joint Venture for the purchase of accounts receivable. Included in the Statement of Income, in "interest and investment income," was $83,000, representing the Company's 50% share of operating income from this unconsolidated subsidiary for the three months ended March 31, 2002. The Joint Venture has access to capital through a specialty finance lender who, at its option, lends 90% of the value of the purchased accounts receivable to the Joint Venture. The debt is cross-collateralized by all static pools in which the lender participates, and is non-recourse to NCO Portfolio. The following table summarizes the financial information of the Joint Venture as of and for the three months ended March 31, 2002 (amounts in thousands):

           Total assets                       $ 6,150
           Total liabilities                    4,467
           Revenue                              1,860
           Operating income                       166

Item 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations, the Company's growth strategy, the Company's Internet and e-commerce strategy, the final outcome of the environmental liability, the effects of the terrorist attacks and the economy on the Company's business, expected increases in operating efficiencies, anticipated trends in the accounts receivable management industry, estimates of future cash flows of purchased accounts receivable, estimates of goodwill impairments and amortization expense for other intangible assets, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with the recent expansion of NCO Portfolio Management, Inc., risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks related to purchased accounts receivable, risks associated with technology, the Internet and the Company's e-commerce strategy, risks related to the expected settlement of the environmental liability, risks related to past or possible future terrorist attacks, risks related to the economy, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, filed March 19, 2002, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Steven L. Winokur, Executive Vice President, Finance/CFO, NCO Group, Inc., 507 Prudential Rd., Horsham, PA 19044.

     Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

     Revenue. Revenue increased $7.9 million, or 4.6%, to $178.9 million for the three months ended March 31, 2002, from $171.0 million for the comparable period in 2001. U.S. Operations, Portfolio Management and International Operations accounted for $162.3 million, $16.3 million and $10.6 million, respectively, of the revenue for the three months ended March 31, 2002. U.S. Operations' revenue included $8.3 million of revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. International Operations' revenue included $2.0 million of revenue earned on services performed for U.S. Operations that was eliminated upon consolidation.

     U.S. Operations' revenue increased $6.5 million, or 4.2%, to $162.3 million for the three months ended March 31, 2002, from $155.8 million for the comparable period in 2001. The increase in U.S. Operations' revenue was attributable to the addition of new clients and the growth in business from existing clients.

     Portfolio Management's revenue increased $3.7 million, or 28.9%, to $16.3 million for the three months ended March 31, 2002, from $12.6 million for the comparable period in 2001. This increase in Portfolio Management's revenue was primarily attributable to a full quarter impact of the acquisition of Creditrust Corporation ("Creditrust") in February 2001. The remainder of the increase was attributable to an increase in acquisitions of purchased accounts receivable. However, the growth in revenue was hindered by lower than projected collections due to diminished consumer payments.

     International Operations' revenue increased $1.9 million, or 21.5%, to $10.6 million for the three months ended March 31, 2002, from $8.8 million for the comparable period in 2001. This increase in International Operations' revenue was primarily attributable to new services provided for our U.S. Operations, the addition of new clients, and growth in business from existing clients.

     Payroll and related expenses. Payroll and related expenses increased $3.2 million to $86.1 million for the three months ended March 31, 2002, from $82.9 million for the comparable period in 2001, but decreased as a percentage of revenue to 48.1% from 48.5%.

     U.S. Operations' payroll and related expenses increased $3.0 million to $81.7 million for the three months ended March 31, 2002, from $78.7 million for the comparable period in 2001, but decreased as a percentage of revenue to 50.3% from 50.5%. Despite the difficult collection environment, we were able to reduce the amount of labor required to attain our revenue goals and leverage the fixed portion of our payroll structure over a larger revenue base.

     Portfolio Management's payroll and related expenses increased $297,000 to $554,000 for the three months ended March 31, 2002, from $257,000 for the comparable period in 2001, and increased as a percentage of revenue to 3.4% from 2.0%. Portfolio Management outsources all of its collection services to U.S. Operations and, therefore, has a relatively small fixed payroll cost structure. However, due to the expansion of this division and the Creditrust merger in February 2001, Portfolio Management required additional employees to operate NCO Portfolio Management, Inc. as a separate public company.

     International Operations' payroll and related expenses increased $1.2 million to $5.9 million for the three months ended March 31, 2002, from $4.7 million for the comparable period in 2001, and increased as a percentage of revenue to 55.1% from 54.1%. The increase was primarily attributable to the increase in outsourcing services since those services typically have a higher payroll cost structure than the remainder of International Operations' business. The higher payroll cost structure of the outsourcing services was offset by a lower selling, general and administrative cost structure than the remainder of International Operations' business.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $10.0 million to $61.1 million for the three months ended March 31, 2002, from $51.1 million for the comparable period in 2001, and increased as a percentage of revenue to 34.1% from 29.9%. The increase as a percentage of revenue was primarily attributable to reduced collectibility within the Company's contingency revenue stream due to the effects of the difficult collection environment. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining its performance for its clients, the Company had to increase spending for direct costs of collections. These costs included telephone, letter writing and postage, third-party servicing fees, credit reporting, skiptracing, and legal and forwarding fees.

     Depreciation and amortization. Depreciation and amortization decreased $2.8 million to $6.2 million for the three months ended March 31, 2002, from $9.0 million for the comparable period in 2001. This decrease was the result of the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142") on January 1, 2002. SFAS 142 eliminated the amortization of goodwill, which was $3.9 million for the three months ended March 31, 2001. Partially offsetting the $3.9 million decrease was additional depreciation resulting from normal capital expenditures made in the ordinary course of business during 2001 and 2002. These capital expenditures included purchases associated with our planned migration towards a single, integrated information technology platform, the relocation of our corporate headquarters to Horsham, PA, and predictive dialers and other equipment required to expand our infrastructure to handle future growth.

     Other income (expense). Interest and investment income decreased $249,000 to $667,000 for the three months ended March 31, 2002, over the comparable period in 2001. This decrease was primarily attributable to decreases in operating cash and funds held on behalf of clients. Interest expense decreased to $5.0 million for the three months ended March 31, 2002, from $7.4 million for the comparable period in 2001. This decrease was primarily attributable to falling interest rates and debt repayments made during 2001. The decrease was partially offset by a full quarter of interest from the Portfolio Management's $36.3 million of borrowings made in connection with the Creditrust merger in February 2001 and its subsequent borrowings used to purchase accounts receivable portfolios. In addition, a portion of the decrease was offset by a full quarter of interest from securitized debt that was assumed as part of the Creditrust merger. During the three months ended March 31, 2002, we recorded a net expense of $595,000. This expense was the net effect of a $1.0 million insurance gain, and a $1.6 million expense from the estimated settlement of an environmental liability. The gain resulted from the settlement of the insurance claim related to the June 2001 flood of the Fort Washington facilities. The insurance gain was principally due to greater than estimated insurance proceeds. The expense from the environmental liability was the result of contamination that allegedly occurred in the pre-acquisition operations of a company acquired by a subsidiary of Medaphis Services Corporation. We acquired Medaphis Services Corporation in November 1998. These operations were unrelated to the accounts receivable outsourcing business.

     Income tax expense. Income tax expense for the three months ended March 31, 2002, decreased to $7.8 million, or 37.9% of income before income tax expense, from $8.7 million, or 40.2% of income before income tax expense, for the comparable period in 2001. The decrease in the effective rate was primarily attributable to the elimination of the amortization of nondeductible goodwill related to certain acquisitions. The goodwill amortization was eliminated upon the adoption of SFAS 142 on January 1, 2002.

     Liquidity and Capital Resources

     Historically, our primary sources of cash have been bank borrowings, public offerings, and cash flows from operations. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

     Cash Flows from Operating Activities. Cash provided by operating activities was $7.7 million for the three months ended March 31, 2002, compared to $25.2 million for the comparable period in 2001. The decrease in cash provided by operations was primarily attributable to less net income, a large reduction in accounts payable and accrued expenses, and a smaller increase in deferred income tax liabilities. The reduction in accounts payable and accrued expenses was related to large payments made in the first quarter of 2002 including the termination liability from the prior healthcare plan. The increase in deferred tax liabilities in the first quarter of 2001 was primarily attributable to the use of net operating losses. Income taxes payable for the three months ended March 31, 2002, increased as compared to the three months ended March 31, 2001.

     Cash Flows from Investing Activities. Cash used in investing activities was $5.4 million for the three months ended March 31, 2002, compared to $23.0 million for the comparable period in 2001. The decrease was due primarily to the net cash used to pay pre-acquisition liabilities and acquisition related costs during the three months ended March 31, 2001.

     Capital expenditures were $10.4 million for the three months ended March 31, 2002, compared to $7.8 million for the same period in 2001.

     Cash Flows from Financing Activities. Cash used in financing activities was $9.2 million for the three months ended March 31, 2002, compared to cash provided by financing activities of $11.0 million for the same period in 2001. The cash provided by financing activities during the three months ended March 31, 2001 related to the net borrowings under the revolving credit facility made in connection with the Creditrust merger that were used to repay the acquired notes payable, finance purchased accounts receivable, and repay other acquisition related liabilities.

     Credit Facility. We have a credit agreement with Citizens Bank of Pennsylvania, formerly Mellon Bank, N.A., ("Citizens Bank"), for itself and as administrative agent for other participating lenders, structured as a revolving credit facility. The balance under the revolving credit facility is due on May 20, 2004 (the "Maturity Date"). The borrowing capacity of the revolving credit facility is subject to mandatory reductions, including a quarterly reduction of $6.3 million on March 31, 2001, subsequent quarterly reductions of $5.2 million until the Maturity Date, and 50 percent of the net proceeds received from any offering of debt or equity. As of March 31, 2002, the maximum borrowing capacity and the availability under the revolving credit facility was $262.3 million and $57.8 million, respectively.

     At our option, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 0.25% to 0.50%, which is determined quarterly based upon our consolidated funded debt to earnings before interest, taxes, depreciation, and amortization, also referred to as EBITDA, ratio (Citizens Bank's prime rate was 4.75% at March 31, 2002), or the London InterBank Offered Rate, also referred to as LIBOR, plus a margin of 1.25% to 2.25% depending on our consolidated funded debt to EBITDA ratio (LIBOR was 1.88% at March 31, 2002).

     In connection with the Creditrust merger, the revolving credit facility was amended to provide NCO Portfolio with a $50 million revolving line of credit in the form of a sub-facility under the existing revolving credit facility. The borrowing capacity of the sub-facility is subject to mandatory reductions including four quarterly reductions of $2.5 million beginning March 31, 2002, through December 31, 2002. Effective March 31, 2003, quarterly reductions of $3.75 million are required until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25 million. At our option, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 1.25% to 1.50% that is determined quarterly based upon our consolidated funded debt to EBITDA ratio, or LIBOR plus a margin of 2.25% to 3.25% depending on our consolidated funded debt to EBITDA ratio. As of March 31, 2002, there was no availability under the NCO Portfolio sub-facility.

     During February 2002, we entered into two interest rate swap agreements, which qualified as cash flow hedges, to fix LIBOR at 2.8225% on an aggregate amount of $102 million of the variable-rate debt outstanding under the revolving credit facility. The aggregate notional amount of the interest rate swap agreements is subject to quarterly reductions that will reduce the aggregate notional amount to $62 million by maturity in September 2003.

     Borrowings under the revolving credit facility are collateralized by substantially all of our assets, including the common stock of NCO Portfolio, and certain assets of NCO Portfolio. The balance under the revolving credit facility will become due on May 20, 2004. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of March 31, 2002, we were in compliance with all required financial covenants.

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

     Off-Balance Sheet Arrangements

     NCO Portfolio owns a 100% retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC, which was acquired as part of the merger with Creditrust. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized. This securitization issued a note that is due in January 2004 and had a balance of $4.7 million as of March 31, 2002. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid plus a cash reserve. As of March 31, 2002, the investment in securitization was $7.3 million, composed of $4.0 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues non-cash income at a rate of 8% per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid, after which the collections are split between income and amortization of the investment in securitization based on the discounted cash flows. NCO Portfolio recorded $28,000 of income on this investment for the three months ended March 31, 2002. The cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received after the securitization note has been repaid have been pledged as collateral against another securitized note.

     NCO Portfolio has a 50% ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture") with IMNV Holdings, LLC ("IMNV"). The Joint Venture was set up in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. As of March 31, 2002, NCO Portfolio and IMNV each had an investment of $854,000 in the Joint Venture for the purchase of accounts receivable. Included in the Statement of Income, in "interest and investment income," was $83,000 representing NCO Portfolio's 50% share of operating income from this unconsolidated subsidiary for the three months ended March 31, 2002. The Joint Venture has access to capital through a specialty finance lender who, at its option, lends 90% of the value of the purchased accounts receivable to the Joint Venture. The debt is cross-collateralized by all static pools in which the lender participates, and is non-recourse to NCO Portfolio.

     Stock Repurchase Plan

     In September 2001, our Board of Directors and our lender group authorized the repurchase of up to $15.0 million of our currently issued common stock, subject to a limit of one million shares. The share purchases were to be made from time to time, depending on market conditions, until March 31, 2002. Shares were to be purchased either in the open market or through privately negotiated transactions. The repurchase program did not obligate us to acquire any specific number of shares and could be discontinued at any time. We did not repurchase any shares under the stock repurchase plan.

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

     As of March 31, 2002, the Company's balance sheet included goodwill that represented approximately 55.3% of total assets and 120.6% of shareholders' equity.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142"). As a result of adopting SFAS 142, the Company no longer amortizes goodwill. Goodwill must be tested at least annually for impairment, including an initial test completed within six months of adopting SFAS 142. The test for impairment uses a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. The Company is currently in the process of determining if there are any impairment charges attributable to the adoption of SFAS 142. However, the Company does not expect to incur an impairment charge based on its preliminary valuations. Any impairment charge incurred in connection with the adoption of SFAS 142 would be classified as an effect of a change in accounting principle.

     Impact of Recently Issued and Proposed Accounting Pronouncements

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

           Quantitative and Qualitative Disclosures about Market Risk

     Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Part II.  Other Information

Item 1.  Legal Proceedings
         -----------------

         The discussions concerning the Company's litigation with the landlord of its Fort Washington facilities and the environmental litigation involving its subsidiary AssetCare, Inc. contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are incorporated herein by reference.

         The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management believes that none of these legal proceedings will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 2.  Changes in Securities
         ---------------------

         In January 2002, the Company issued 55,267 shares of common stock upon the cashless exercise of a warrant to purchase 375,000 shares issued in February 1997 as part of the consideration for the acquisition of the Collection Division of CRW Financial, Inc. The shares were issued without registration under the Securities Act pursuant to the exemption under
     Section 3(a)(9) of the Securities Act.

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

     None - not applicable

Item 5.  Other Information
         -----------------

     None - not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

          10.1 Amended and Restated Note Receivable, as of April 1, 2002, from TRC Holdings, Inc.

          10.2 Amended Asset Purchase Agreement, as of April 1, 2002, among TRC Holdings, Inc., and NCO Group, Inc. and its wholly owned subsidiary, NCO Teleservices, Inc.

          10.3 Amendment dated as of January 30, 2002 between the Company and UBS AG, London Branch to Non-Transferable Common Stock Purchase Warrant Dated February 2, 1997.

          99.1   Consolidating Schedule

    (b)   Reports on Form 8-K

          Date of Report    Item Reported
          --------------    -------------

          2/27/02           Item 5 - Press release and conference call
                                     transcript from the earnings release for the fourth quarter of 2001

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002                By:  /s/ Michael J. Barrist
                                       ----------------------
                                           Michael J. Barrist
                                           Chairman of the Board, President
                                           and Chief Executive Officer
                                           (principal executive officer)



Date: May 14, 2002                By:  /s/ Steven L. Winokur
                                       ---------------------
                                           Steven L. Winokur
                                           Executive Vice President, Finance,
                                           Chief Financial Officer and
                                           Treasurer