Form 10-Q
period 2002-06-30
NCO GROUP INC
filed 2002-08-14
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2002, or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes __X__   No ______


         The number of shares outstanding of each of the issuer's classes of common stock was 25,908,000 shares common stock, no par value, outstanding as of August 13, 2002.

                                 NCO GROUP, INC.
                                      INDEX

                                                                        PAGE

PART I - FINANCIAL INFORMATION

     Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
                  December 31, 2001 and June 30, 2002                     1

              Consolidated Statements of Income -
                  Three and six months ended June 30, 2001 and 2002       2

              Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2001 and 2002                 3

              Notes to Consolidated Financial Statements                  4

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS            16

     Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                        23

PART II - OTHER INFORMATION                                              24

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Shareholders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

Part 1 - Financial Information
Item 1 - Financial Statements

                                                      NCO GROUP, INC.
                                                Consolidated Balance Sheets
                                                   (Amounts in thousands)
                                                                                                                 June 30
                                                                                               December 31,       2002
                                               ASSETS                                              2001        (Unaudited)
                                                                                                 --------      -----------
Current assets:
     Cash and cash equivalents                                                                   $ 32,161        $ 27,117
     Restricted cash                                                                                1,125             900
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $5,311 and $8,739, respectively                                     99,055          97,739
     Purchased accounts receivable, current portion                                                47,341          50,272
     Deferred income taxes                                                                          8,336           9,111
     Other current assets                                                                          14,784          11,727
                                                                                                 --------        --------
          Total current assets                                                                    202,802         196,866

Funds held on behalf of clients

Property and equipment, net                                                                        71,457          78,515

Other assets:
     Goodwill                                                                                     514,161         515,510
     Other intangible assets, net of accumulated amortization                                       7,929           6,808
     Purchased accounts receivable, net of current portion                                         92,660          81,753
     Other assets                                                                                  42,016          48,218
                                                                                                 --------        --------
           Total other assets                                                                     656,766         652,289
                                                                                                 --------        --------
Total assets                                                                                     $931,025        $927,670
                                                                                                 ========        ========


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                                             $ 21,922        $ 22,270
     Income taxes payable                                                                             176               -
     Accounts payable                                                                              12,164          12,828
     Accrued expenses                                                                              39,382          28,101
     Accrued compensation and related expenses                                                     16,785          14,079
                                                                                                 --------        --------
          Total current liabilities                                                                90,429          77,278

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                                       357,868         332,575
     Deferred income taxes                                                                         42,855          49,209
     Other long-term liabilities                                                                    4,565           3,744

Minority interest                                                                                  21,213          22,818

Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized,
         no shares issued and outstanding                                                               -               -
     Common stock,  no par value, 50,000 shares authorized,
         25,816 and 25,907 shares issued and outstanding, respectively                            320,993         321,823
     Other comprehensive loss                                                                      (4,346)         (2,338)
     Retained earnings                                                                             97,448         122,561
                                                                                                 --------        --------
           Total shareholders' equity                                                             414,095         442,046
                                                                                                 --------        --------
Total liabilities and shareholders' equity                                                       $931,025        $927,670
                                                                                                 ========        ========

                                                      NCO GROUP, INC.
                                             Consolidated Statements of Income
                                                        (Unaudited)
                                       (Amounts in thousands, except per share data)

                                                             For the Three Months                  For the Six Months
                                                                Ended June 30,                       Ended June 30,
                                                          --------------------------           --------------------------
                                                            2001              2002               2001              2002
                                                          --------          --------           --------          --------
Revenue                                                   $183,275          $177,678           $354,304          $356,585

Operating costs and expenses:
     Payroll and related expenses                           99,475            83,480            182,387           169,600
     Selling, general and administrative expenses           58,164            61,343            109,287           122,416
     Depreciation and amortization expense                   9,623             6,521             18,577            12,747
                                                          --------          --------           --------          --------
          Total operating costs and expenses               167,262           151,344            310,251           304,763
                                                          --------          --------           --------          --------
Income from operations                                      16,013            26,334             44,053            51,822

Other income (expense):
     Interest and investment income                            888               787              1,804             1,454
     Interest expense                                       (7,295)           (4,963)           (14,716)           (9,949)
     Other income (expense)                                      -               305                  -              (290)
                                                          --------          --------           --------          --------
          Total other income (expense)                      (6,407)           (3,871)           (12,912)           (8,785)
                                                          --------          --------           --------          --------
Income before income tax expense                             9,606            22,463             31,141            43,037

Income tax expense                                           3,719             8,522             12,385            16,319
                                                          --------          --------           --------          --------

Income from operations before minority interest              5,887            13,941             18,756            26,718

Minority interest                                           (1,438)             (633)            (2,030)           (1,605)
                                                          --------          --------           --------          --------

Net income                                                $  4,449          $ 13,308           $ 16,726          $ 25,113
                                                          ========          ========           ========          ========

Net income per share:
     Basic                                                $   0.17          $   0.51           $   0.65          $   0.97
     Diluted                                              $   0.17          $   0.48           $   0.63          $   0.90

Weighted average shares outstanding:
     Basic                                                  25,781            25,891             25,734            25,873
     Diluted                                                26,229            29,977             28,100            29,940

                                                      NCO GROUP, INC
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)
                                                  (Amounts in thousands)

                                                                                                    For the Six Months
                                                                                                      Ended June 30,
                                                                                                 -----------------------
                                                                                                   2001           2002
                                                                                                 ---------      --------
     Cash flows from operating activities:
       Net income                                                                                $  16,726      $ 25,113
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation                                                                              9,710        11,383
           Amortization of intangibles                                                               8,867         1,364
           Provision for doubtful accounts                                                           2,202         5,537
           Impairment of purchased accounts receivable                                                 463         1,211
           Gain on insurance proceeds from property and equipment                                        -          (847)
           Minority interest                                                                         2,030         1,606
           Changes in operating assets and liabilities, net of acquisitions:
               Restricted cash                                                                       2,555           225
               Accounts receivable, trade                                                          (14,157)       (4,054)
               Deferred income taxes                                                                 4,027         5,750
               Other assets                                                                         (4,101)       (4,594)
               Accounts payable and accrued expenses                                                 8,327       (13,371)
               Income taxes payable                                                                   (208)       (1,176)
               Other long-term liabilities                                                           1,081        (1,308)
                                                                                                 ---------      --------
                  Net cash provided by operating activities                                         37,522        26,839

     Cash flows from investing activities:
       Purchases of accounts receivable                                                            (26,319)      (16,823)
       Collections applied to principal of purchased accounts receivable                            16,306        24,007
       Purchases of property and equipment                                                         (13,491)      (18,141)
       Proceeds from notes receivable                                                                    -         1,000
       Insurance proceeds from involuntary conversion of
         property and equipment                                                                          -         2,633
       Investment in consolidated subsidiary by minority interest                                    2,320             -
       Net cash paid for pre-acquisition liabilities and
         acquisition related costs                                                                 (11,077)            -
                                                                                                 ---------      --------
                  Net cash used in investing activities                                            (32,261)       (7,324)

     Cash flows from financing activities:
       Repayment of notes payable                                                                  (10,740)       (8,544)
       Repayment of acquired notes payable                                                         (20,084)            -
       Borrowings under revolving credit agreement                                                  51,330           370
       Repayment of borrowings under revolving credit agreement                                   (142,350)      (17,250)
       Payment of fees to acquire debt                                                              (5,055)         (253)
       Proceeds from the issuance of convertible debt                                              125,000             -
       Issuance of common stock, net                                                                 3,647           747
                                                                                                 ---------      --------
                  Net cash provided by (used in) financing activities                                1,748       (24,930)

     Effect of exchange rate on cash                                                                   (98)          371
                                                                                                 ---------      --------

     Net increase (decrease) in cash and cash equivalents                                            6,911        (5,044)

     Cash and cash equivalents at beginning of the period                                           13,490        32,161
                                                                                                 ---------      --------

     Cash and cash equivalents at end of the period                                              $  20,401      $ 27,117
                                                                                                 =========      ========

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

2.   Accounting Policies:

     Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2002.

     Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All significant intercompany accounts and transactions have been eliminated. The Company does not control InoVision-MEDCLR NCOP Ventures, LLC and Creditrust SPV98-2, LLC (see note 15) and, accordingly, their financial condition and results of operations are not consolidated with the Company's financial statements.

     Contingency Fees and Fees for Contractual Services:


The Company generates revenue from contingency fees and fees for contractual services.

Contingency fee revenue is recognized upon collection of funds on behalf of clients. Contingency fee revenue on long-term contracts with variable rates is recognized upon collection of funds on behalf of clients at the anticipated average fee over the life of the contract. For certain government clients, the Company records revenue for services upon completion, less an allowance for transactions that may not meet clients' guidelines at the time of funding.

Fees for contractual services are recognized as services are performed and accepted by the client.

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

     Interest Rate Hedges:

The Company accounts for its interest rate swap agreements as either assets or liabilities on the balance sheet measured at fair value. Changes in the fair value of the interest rate swap agreements will be recorded in other comprehensive income since the interest rate swap agreements were designated and qualified as cash flow hedges. If the interest rate swap agreements no longer qualify as cash flow hedges, the change in the fair value will be recorded in current earnings.

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

In the ordinary course of accounting for contingency fee revenue on long-term contracts with variable rates, estimates have been made by management as to the amount of total collections and contingency fee revenue to be earned over the life of the contract. The estimated contingency fee revenue earned under the contract through the balance sheet date was determined based on the amount of actual collections through that date. Actual results could differ from those estimates and a material change could occur within one reporting period.

In the ordinary course of accounting for purchased accounts receivable, estimates have been made by management as to the amount and timing of future cash flows expected from each static pool. The estimated future cash flow of each static pool is used to compute the IRR for the static pool. The IRR is used to allocate cash flow between revenue and amortization of the carrying values of the purchased accounts receivable.

On an ongoing basis, we compare the historical trends of each static pool to projected collections. The future projections are then increased or decreased, within parameters, in accordance with the historical trend. The results are further reviewed by management with a view towards specifically addressing any particular static pool's performance. Actual results will differ from these estimates and a material change in these estimates could occur within one reporting period.

     Reclassifications:

Certain amounts for December 31, 2001, have been reclassified for comparative purposes.

3.   Intangible Assets:

     Goodwill:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142"). As a result of adopting SFAS 142, the Company no longer amortizes goodwill. Goodwill must be tested at least annually for impairment, including an initial test that was completed in connection with the adoption of SFAS 142. The test for impairment uses a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. The Company did not incur any impairment charges in connection with the adoption of SFAS 142.

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company's reporting units under SFAS 142 are U.S. Operations, Portfolio Management and International Operations. Portfolio Management does not have any goodwill. The U.S. Operations and International Operations had the following goodwill (amounts in thousands):

                                       December 31,    June 30,
                                          2001           2002
                                       ------------    --------
      U.S. Operations                   $484,182       $484,182
      International Operations            29,979         31,328
                                        --------       --------
      Total                             $514,161       $515,510
                                        ========       ========

The change in International Operations' goodwill balance from December 31, 2001 to June 30, 2002 was due to changes in the exchange rates used for the foreign currency translation.

The following presents the results of operations as if SFAS 142 had been adopted on January 1, 2001 (dollars in thousands):

                                             For the Three Months Ended      For the Six Months Ended
                                                    June 30, 2001                  June 30, 2001
                                            ------------------------------  ----------------------------
                                                              Diluted                      Diluted
                                                              Earnings                     Earnings
                                                Amount        Per Share       Amount       Per Share
                                            --------------- --------------  ------------ ---------------
      Net income, as reported                   $ 4,449        $   0.17       $16,726      $   0.63
      Add back of goodwill amortization,
        net of tax                                2,908            0.11         5,824          0.20
                                                -------        --------       -------      --------
      Adjusted net income                       $ 7,357        $   0.28       $22,550      $   0.83
                                                =======        ========       =======      ========

     Other Intangible Assets:

The Company's adoption of SFAS 142 had no effect on its other intangible assets. Other intangible assets consist primarily of deferred financing costs. The following represents the other intangible assets (amounts in thousands):

                                           December 31, 2001                    June 30, 2002
                                    ---------------------------------  ---------------------------------
                                     Gross Carrying     Accumulated     Gross Carrying     Accumulated
                                        Amount         Amortization         Amount        Amortization
                                    ----------------  ---------------  ----------------  ---------------
      Deferred financing costs        $11,855            $ 4,294          $12,124           $ 5,606
      Other intangible assets             900                532              900               610
                                      -------            -------          -------           -------
      Total                           $12,755            $ 4,826          $13,024           $ 6,216
                                      =======            =======          =======           =======

The Company recorded amortization expense for all other intangible assets of $401,000 and $687,000 during the three months ended June 30, 2001 and 2002, respectively, and $1.0 million and $1.4 million during the six months ended June 30, 2001 and 2002, respectively. The following represents the Company's expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

                                  Estimated
       For the Years Ended       Amortization
           December 31,            Expense
      -----------------------  -----------------
      2002                         $ 2,778
      2003                           2,802
      2004                           1,578
      2005                             785
      2006                             229

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

The following summarizes the unaudited pro forma results of operations, assuming the Creditrust merger occurred on January 1, 2001. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands, except per share data):

                                                 For the Six Months
                                                Ended June 30, 2001
                                              -------------------------

      Revenue                                        $ 357,884
      Net income                                     $   7,758
      Earnings per share - basic                        $ 0.30
      Earnings per share - diluted                      $ 0.30

5.   Comprehensive Income:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity. The Company's comprehensive income was as follows (amounts in thousands):

                                                   For the Three Months       For the Six Months
                                                      Ended June 30,            Ended June 30,
                                                    ------------------       --------------------
                                                     2001       2002          2001          2002
                                                    ------     -------       -------      -------
      Net income                                    $4,449     $13,308       $16,726      $25,113
      Other comprehensive income:
        Foreign currency translation adjustment      1,830      2,511           (431)       2,324
        Unrealized gain on interest rate swap            -       (684)             -         (316)
                                                    ------     -------       -------      -------
      Comprehensive income                          $6,279     $15,135       $16,295      $27,121
                                                    ======     =======       =======      =======


6.   Purchased Accounts Receivable:

The Company's Portfolio Management and International Operations divisions purchase defaulted consumer receivables at a discount from the actual principal balance. As of June 30, 2002, the carrying values of Portfolio Management's and International Operations' purchased accounts receivable were $128.2 million and $3.8 million, respectively. The following summarizes the change in purchased accounts receivable (amounts in thousands):

                                                            December 31,       June 30,
                                                                2001             2002
                                                              --------         --------
      Balance, at beginning of period                         $ 34,475         $140,001
      Purchased accounts receivable acquired
        from Creditrust                                         93,518                -
      Purchases of accounts receivable                          50,621           17,172
      Collections on purchased accounts receivable             (99,868)         (55,959)
      Revenue recognized                                        64,065           31,952
      Impairment of purchased accounts receivable               (2,738)          (1,211)
      Foreign currency translation adjustment                      (72)              70
                                                              --------         --------
      Balance, at end of period                               $140,001         $132,025
                                                              ========         ========

During the three and six months ended June 30, 2002, impairments of $414,000 and $1.2 million, respectively, were recorded as a charge to income on static pools where the carrying amounts exceeded the expected future cash flows. During the three months ended June 30, 2001, impairments of $463,000 were recorded as a charge to income on static pools where the carrying amounts exceeded the expected future cash flows. No revenue will be recorded on these static pools until the carrying values have been fully recovered. As of June 30, 2002, the combined carrying values on all previously impaired static pools aggregated $8.5 million, or 6.4% of the total purchased accounts receivable, representing their net realizable value.

7.   Funds Held on Behalf of Clients:

In the course of the Company's regular business activities as a provider of accounts receivable management services, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $56.8 million and $55.3 million at December 31, 2001 and June 30, 2002, respectively, have been shown net of their offsetting liability for financial statement presentation.

8.   Long-term Debt:

Long-term debt consisted of the following (amounts in thousands):

                                                                     December 31,          June 30,
                                                                         2001                2002
                                                                       --------            --------
      Revolving credit loan                                            $206,630            $189,750
      Convertible notes                                                 125,000             125,000
      Securitized debt                                                   45,379              38,022
      Capital leases and other                                            2,781               2,073
      Less current portion                                              (21,922)            (22,270)
                                                                       --------            --------

                                                                       $357,868            $332,575
                                                                       ========            ========

     Revolving Credit Facility:

The Company has a credit agreement with Citizens Bank of Pennsylvania, formerly Mellon Bank, N.A., ("Citizens Bank"), for itself and as administrative agent for other participating lenders, structured as a revolving credit facility. The balance under the revolving credit facility is due on May 20, 2004 (the "Maturity Date"). The borrowing capacity of the revolving credit facility is subject to quarterly reductions of $5.2 million until the Maturity Date, and 50 percent of the net proceeds received from any offering of debt or equity.

At the option of NCO, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 0.25% to 0.50%, which is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Citizens Bank's prime rate was 4.75% at June 30, 2002), or the London InterBank Offered Rate ("LIBOR") plus a margin of 1.25% to 2.25% depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 1.84% at June 30, 2002). The Company is charged a fee on the unused portion of the credit facility ranging from 0.13% to 0.38% depending on the Company's consolidated funded debt to EBITDA ratio.

In connection with the merger of Creditrust into NCO Portfolio, the Company amended its revolving credit facility to allow the Company to provide NCO Portfolio with a $50 million revolving line of credit in the form of a sub-facility under its existing credit facility. The borrowing capacity of the sub-facility is subject to mandatory reductions including four quarterly reductions of $2.5 million beginning March 31, 2002 through December 31, 2002. Effective June 30, 2003, quarterly reductions of $3.75 million are required until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25 million. At the option of NCO, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 1.25% to 1.50% that is determined quarterly based upon the Company's consolidated funded debt to EBITDA ratio, or LIBOR plus a margin of 2.25% to 3.25% depending on the Company's consolidated funded debt to EBITDA ratio.

The following summarizes the availability under the revolving credit facility as of June 30, 2002 (amounts in thousands):

                                            NCO Group        NCO Portfolio          Combined
                                            ---------        -------------          --------
      Maximum capacity                      $212,125            $45,000             $257,125
      Less:
        Outstanding borrowings               147,500             42,250              189,750
        Unused letters of credit               2,345                  -                2,345
                                            --------            -------             --------
      Available                             $ 62,280            $ 2,750             $ 65,030
                                            ========            =======             ========

Borrowings under the revolving credit facility are collateralized by substantially all the assets of the Company, including the common stock of NCO Portfolio, and certain assets of NCO Portfolio. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of June 30, 2002, the Company was in compliance with all required financial covenants.

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

     Securitized Debt:

Prior to the Creditrust merger, Creditrust established three securitized notes payable to fund the purchase of accounts receivable. Each of the notes payable is non-recourse to the Company and NCO Portfolio, secured by a static pool of purchased accounts receivable, and is bound by an indenture and servicing agreement. Pursuant to the acquisition, the trustee appointed NCO as the successor servicer for each static pool of purchased accounts receivable. When the notes payable were established, a separate special purpose finance subsidiary was created to house the assets and debt. These notes are term notes without the ability to re-borrow. Monthly principal payments on the notes equal all collections after servicing fees, collection costs, interest expense and administrative fees.

The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of LIBOR plus 0.65% per annum, and the final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. A $900,000 liquidity reserve is included in restricted cash as of June 30, 2002, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $318,000 and $160,000 for the three months ended June 30, 2001 and 2002, respectively. Interest expense, trustee fees and guarantee fees aggregated $473,000 and $328,000 for the period from February 21, 2001, to June 30, 2001, and for the six months ended June 30, 2002, respectively. As of June 30, 2002, $16.4 million was outstanding on this facility. The note issuer, Radian Asset Assurance, Inc., formerly Asset Guaranty Insurance Company, has been guaranteed against loss by NCO Portfolio for up to $4.5 million, which will be reduced if and when reserves and residual cash flows from another securitization, Creditrust SPV 98-2, LLC, are posted as additional collateral for this facility (see note 15).

The second securitized note ("SPV99-1 Financing") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 Financing carried interest at 9.43% per annum, with a final payment date of the earlier of August 2004, or satisfaction of the note from collections. In May 2002, the note was paid off, and the $225,000 liquidity reserve was returned to NCO Portfolio. Interest expense, trustee fees and guarantee fees aggregated $257,000 and $3,000 for the three months ended June 30, 2001 and 2002, respectively. Interest expense, trustee fees and guarantee fees aggregated $398,000 and $56,000 for the period from February 21, 2001, to June 30, 2001, and for the six months ended June 30, 2002, respectively.

The third securitized note ("SPV99-2 Financing") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 Financing carries interest at 15.00% per annum, with a final payment date of the earlier of December 2004, or satisfaction of the note from collections. Interest expense and trustee fees aggregated $1.0 million and $832,000 for the three months ended June 30, 2001 and 2002, respectively. Interest expense, trustee fees and guarantee fees aggregated $1.4 million and $1.7 million for the period from February 21, 2001, to June 30, 2001, and for the six months ended June 30, 2002, respectively. As of June 30, 2002, $21.6 million was outstanding on this facility.

9.   Earnings Per Share:

Basic earnings per share ("EPS") was computed by dividing the net income by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income by the weighted average number of common shares outstanding plus all common equivalent shares. Net income is adjusted to add-back convertible interest expense, net of taxes. The convertible interest, net of taxes, included in the diluted EPS calculation for the three and six months ended June 30, 2002, was $920,000 and $1.8 million, respectively. There was no convertible interest during the three and six months ended June 30, 2001. Outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive.

The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):

                                               For the Three Months       For the Six Months Ended
                                                   Ended June 30,                 June 30,
                                             --------------------------  ---------------------------
                                                 2001          2002          2001           2002
                                             ------------  ------------  ------------  -------------
         Basic                                    25,781        25,891        25,734         25,873
         Dilutive effect of convertible debt           -         3,797         1,815          3,797
         Dilutive effect of options                  313           289           406            270
         Dilutive effect of warrants                 135             -           145              -
                                             ------------  ------------  ------------  -------------
         Diluted                                  26,229        29,977        28,100         29,940
                                             ============  ============  ============  =============

10.  Interest Rate Hedge:

As of June 30, 2002, the Company was party to two interest rate swap agreements, which qualified as cash flow hedges, to fix LIBOR at 2.8225% on an aggregate amount of $96.7 million of the variable-rate debt outstanding under the revolving credit facility. The aggregate notional amount of the interest rate swap agreements is subject to quarterly reductions that will reduce the aggregate notional amount to $62 million by maturity in September 2003.

11.  Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

                                                                  For the Six Months Ended
                                                                           June 30,
                                                                  ----------------------------
                                                                     2001            2002
                                                                  -----------     ------------
         Non-cash investing and financing activities:
              Fair value of assets acquired                        $ 123,978        $    -
              Liabilities assumed from acquisitions                  109,394             -
              Warrants exercised                                           -           875

12.  Commitments and Contingencies:

     Forward-Flow Agreement

NCO Portfolio currently has a "forward-flow" agreement with a major financial institution that obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. As of June 30, 2002, NCO Portfolio is obligated to purchase accounts receivable at a maximum of $1.8 million per month through August 2002, with an option to renew for three additional three-month terms. A portion of the purchase price is deferred for twelve months including a nominal rate of interest. As of June 30, 2002, the total deferred amount under this forward-flow agreement was $353,000. The Company is a guarantor of NCO Portfolio for this "forward-flow" agreement.

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

In the first quarter of 2002, the Company recorded a net expense of $1.3 million for its expected exposure from an environmental litigation that was the result of contamination that allegedly occurred in the pre-acquisition operations of a company acquired by a subsidiary of Medaphis Services Corporation. The Company acquired Medaphis Services Corporation in November 1998. These operations were unrelated to the accounts receivable outsourcing business.

In the opinion of management no other legal proceedings individually or in the aggregate will have a significant effect on the financial position, results of operations, cash flows, or liquidity of the Company.

13.  Segment Reporting:

The Company's business consists of three operating divisions: U.S. Operations, Portfolio Management and International Operations. The accounting policies of the segments are the same as those described in note 2, "Accounting Policies."

U.S. Operations provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, utilities, education, telecommunications, and government. U.S. Operations serves clients of all sizes in local, regional and national markets. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable and customer relationship management solutions to all market sectors. U.S. Operations had total assets, net of any intercompany balances, of $732.4 million and $728.9 million at December 31, 2001, and June 30, 2002, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $153.7 million and $147.0 million at December 31, 2001, and June 30, 2002, respectively.

International Operations provides accounts receivable management services across Canada and the United Kingdom. U.S. Operations uses International Operations as a subcontractor to perform accounts receivable management services for some of its clients. International Operations had total assets, net of any intercompany balances, of $44.9 million and $51.8 million at December 31, 2001, and June 30, 2002, respectively.

The following tables represent the revenue, payroll and related expenses, selling, general and administrative expenses, and earnings before interest, taxes, depreciation, and amortization ("EBITDA") for each segment. EBITDA is used by the Company's management to measure the segments' operating performance and is not intended to report the segments' operating results in conformity with accounting principles generally accepted in the United States.

                                                For the three months ended June 30, 2001
                                     -----------------------------------------------------------
                                                      Payroll and      Selling, General
                                                        Related          and Admin.
                                      Revenue           Expenses          Expenses        EBITDA
                                     --------           --------     ------------------  -------
     U.S. Operations                 $164,842           $93,931          $  54,349       $16,562
     Portfolio Management              17,916               551              8,799         8,566
     International Operations           9,276             6,057              2,711           508
     Eliminations                      (8,759)           (1,064)            (7,695)            -
                                     --------           -------          ---------       -------
     Total                           $183,275           $99,475          $  58,164       $25,636
                                     ========           =======          =========       =======

                                               For the Three Months Ended June 30, 2002
                                                        (amounts in thousands)
                                     -----------------------------------------------------------
                                                      Payroll and      Selling, General
                                                        Related           and Admin.
                                      Revenue           Expenses           Expenses       EBITDA
                                     --------           --------     -----------------   -------
     U.S. Operations                 $162,316           $78,563          $  56,905       $26,848
     Portfolio Management              14,108               549              9,271         4,288
     International Operations
                                       11,951             7,001              3,231         1,719
     Eliminations                     (10,697)           (2,633)            (8,064)            -
                                     --------           -------          ---------       -------
     Total                           $177,678           $83,480          $  61,343       $32,855
                                     ========           =======          =========       =======

                                                     For the six months ended June 30, 2001
                                     -----------------------------------------------------------
                                                      Payroll and     Selling, General
                                                        Related          and Admin.
                                      Revenue           Expenses         Expenses         EBITDA
                                     --------           --------     -----------------   -------
     U.S. Operations                 $320,614           $172,622         $102,278        $45,714
     Portfolio Management              30,534                808           14,904         14,822
     International Operations          18,044             10,799            5,151          2,094
     Eliminations                     (14,888)            (1,842)         (13,046)             -
                                     --------           --------         --------        -------
     Total                           $354,304           $182,387         $109,287        $62,630
                                     ========           ========         ========        =======



                                                For the Six Months Ended June 30, 2002
                                                       (amounts in thousands)
                                     -----------------------------------------------------------
                                                      Payroll and     Selling, General
                                                        Related          and Admin.
                                      Revenue           Expenses         Expenses         EBITDA
                                     --------           --------     -----------------   -------
     U.S. Operations                 $324,593           $160,251         $113,862        $50,480
     Portfolio Management              30,378              1,103           18,934         10,341
     International Operations          22,600             12,868            5,984          3,748
     Eliminations                     (20,986)            (4,622)         (16,364)             -
                                     --------           --------         --------        -------
     Total                           $356,585           $169,600         $122,416        $64,569
                                     ========           ========         ========        =======

14.  Net Loss Due to Flood and Relocation of Corporate Headquarters:

In June 2001, the entire first floor of the Company's Fort Washington, PA headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. During the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, PA. The Company has filed a lawsuit against its landlord to terminate the leases for the Fort Washington facilities. Due to the uncertainty of the outcome of the lawsuit, the Company has recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001. The Company has also recorded other expenses and expected insurance proceeds during the third quarter of 2001 in connection with the flood and the relocation of the corporate headquarters. The net effect of the charges and the gain from the insurance proceeds included in selling, general, and administrative expenses during the third quarter of 2001 was $11.2 million. During the first quarter of 2002, the Company received insurance proceeds in excess of its original estimate, which resulted in a gain of approximately $1.0 million. This gain was included in the Statement of Income in "other income (expense)."

15.  Investments in Unconsolidated Subsidiaries:

NCO Portfolio owns a 100% retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC, which was acquired as part of the Creditrust merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. This securitization issued a note that is due the earlier of January 2004 or satisfaction of the note from collections, and had an outstanding balance of $3.8 million as of June 30, 2002. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid plus a cash reserve. As of June 30, 2002, the investment in securitization was $7.4 million, composed of $4.1 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues non-cash income at a rate of 8% per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid. After repayment of the note, collections are split between income and amortization of the investment in securitization based on the discounted cash flows. The Company recorded $47,000 and $75,000 of income on this investment during the three and six months ended June 30, 2002, respectively. The cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received after the securitization note has been repaid have been pledged as collateral against the Warehouse Facility (see note 8). The Company performs collection services for Creditrust SPV 98-2, LLC and recorded service fee revenue of $757,000 and $445,000 for the three months ended June 30, 2001 and June 30, 2002, respectively, and $757,000 and $955,000 for the six months ended June 30, 2001 and 2002, respectively.

NCO Portfolio has a 50% ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture") with IMNV Holdings, LLC ("IMNV"). The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. NCO Portfolio and IMNV each had an investment in the Joint Venture of $1.4 million as of June 30, 2002. Included in the Statements of Income, as "interest and investment income," were $220,000 and $303,000 for the three and six months ended June 30, 2002, respectively, representing the Company's 50% share of operating income from this unconsolidated subsidiary. The Company performs collection services for the joint venture and recorded service fee revenue of $1.2 million and $2.2 million for the three and six months ended June 30, 2002, respectively. The Joint Venture has access to capital through a specialty finance lender who, at its option, lends 90% of the value of the purchased accounts receivable to the Joint Venture. The debt is cross-collateralized by all static pools in which the lender participates, and is non-recourse to NCO Portfolio. The following table summarizes the financial information of the Joint Venture as of and for the six months ended June 30, 2002 (amounts in thousands):

           Total assets                       $ 7,187
           Total liabilities                    4,220
           Revenue                              4,192
           Operating income                       606

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

     Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

     Revenue. Revenue decreased $5.6 million, or 3.1%, to $177.7 million for the three months ended June 30, 2002, from $183.3 million for the comparable period in 2001. U.S. Operations, Portfolio Management and International Operations accounted for $162.3 million, $14.1 million and $12.0 million, respectively, of the revenue for the three months ended June 30, 2002. U.S. Operations' revenue included $8.1 million of revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. International Operations' revenue included $2.6 million of revenue earned on services performed for U.S. Operations that was eliminated upon consolidation.

     U.S. Operations' revenue decreased $2.5 million, or 1.5%, to $162.3 million for the three months ended June 30, 2002, from $164.8 million for the comparable period in 2001. The decrease in U.S. Operations' revenue was attributable to a reduction in consumer payment patterns and volume fluctuations in our early stage delinquency business. A portion of the decrease was offset by the addition of new clients and the growth in business from certain existing clients, including a positive effect on revenue attributable to an amendment of a long-term contract with a significant client during the second quarter of 2002.

     Portfolio Management's revenue decreased $3.8 million, or 21.3%, to $14.1 million for the three months ended June 30, 2002, from $17.9 million for the comparable period in 2001. Portfolio Management's collections decreased $1.6 million, or 5.5%, to $27.7 million for the three months ended June 30, 2002, from $29.3 million for the comparable period in 2001. Portfolio Management's revenue represented 51% of collections for the three months ended June 30, 2002, as compared to 61% of collections for the same period in the prior year. This decrease in Portfolio Management's revenue was partially attributable to a reduction in consumer payment patterns due to the general softening of the economy. The decrease was also attributable to a reduction in purchases of accounts receivable. Purchases of accounts receivables declined due to upward pricing pressure in the market and our unwillingness to sacrifice our internal rate of returns by paying higher prices.

     International Operations' revenue increased $2.7 million, or 28.8%, to $12.0 million for the three months ended June 30, 2002, from $9.3 million for the comparable period in 2001. This increase in International Operations' revenue was primarily attributable to new services provided for our U.S. Operations, the addition of new clients, and growth in business from existing clients. A portion of the increase was offset by changes in the foreign currency exchange rates used to translate the International Operations' results of operations into U.S. dollars.

     Payroll and related expenses. Payroll and related expenses decreased $16.0 million to $83.5 million for the three months ended June 30, 2002, from $99.5 million for the comparable period in 2001, and decreased as a percentage of revenue to 47.0% from 54.3%.

     U.S. Operations' payroll and related expenses decreased $15.3 million to $78.6 million for the three months ended June 30, 2002, from $93.9 million for the comparable period in 2001, and decreased as a percentage of revenue to 48.4% from 57.0%. The decrease as a percentage of revenue was primarily attributable to $10.0 million of one-time charges incurred by U.S. Operations during the second quarter of 2001. These charges related to a comprehensive streamlining of its expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations, severance costs related to terminated employees, and costs related to a decision to change the structure of our healthcare benefit programs from a large, singular benefit platform to individual plans across the country. The decrease was also attributable to our continued focus on managing our staffing levels to our business volumes, despite the difficult collection environment.

     Portfolio Management's payroll and related expenses decreased $2,000 to $549,000 for the three months ended June 30, 2002, from $551,000 for the comparable period in 2001, and increased as a percentage of revenue to 3.9% from 3.1%. Portfolio Management outsources all of its collection services to U.S. Operations and, therefore, has a relatively small fixed payroll cost structure. However, the increase as a percentage of revenue was attributable to spreading the fixed portion of the payroll cost structure over a smaller revenue base.

     International Operations' payroll and related expenses increased $944,000 to $7.0 million for the three months ended June 30, 2002, from $6.1 million for the comparable period in 2001, but decreased as a percentage of revenue to 58.6% from 65.3%. The decrease as a percentage of revenue was attributable to $736,000 of one-time charges incurred by International Operations during the second quarter of 2001. These charges related to a comprehensive streamlining of its expense structure. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations and severance costs related to terminated employees. This decrease was partially offset by an increase in outsourcing services since those services typically have a higher payroll cost structure than the remainder of International Operations' business. The higher payroll cost structure of the outsourcing services was offset by a lower selling, general and administrative cost structure than the remainder of International Operations' business.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.1 million to $61.3 million for the three months ended June 30, 2002, from $58.2 million for the comparable period in 2001, and increased as a percentage of revenue to 34.5% from 31.7%. The increase as a percentage of revenue was primarily attributable to reduced collectibility within our contingency revenue stream due to the effects of the difficult collection environment. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining our performance for our clients, we had to increase spending for direct costs of collections. These costs included telephone, letter writing and postage, third party servicing fees, credit reporting, skiptracing, and legal and forwarding fees. The increase as a percentage of revenue was partially offset by $1.8 million of one-time charges incurred during the second quarter of 2001 related to a comprehensive streamlining of its expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily related to real estate obligations for closed facilities and equipment rental obligations.

     Depreciation and amortization. Depreciation and amortization decreased $3.1 million to $6.5 million for the three months ended June 30, 2002, from $9.6 million for the comparable period in 2001. This decrease was the result of the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142") on January 1, 2002. SFAS 142 eliminated the amortization of goodwill, which was $3.9 million for the three months ended June 30, 2001. Partially offsetting the $3.9 million decrease was additional depreciation resulting from normal capital expenditures made in the ordinary course of business during 2001 and 2002. These capital expenditures included purchases associated with our planned migration towards a single, integrated information technology platform, the relocation of our corporate headquarters to Horsham, PA, and predictive dialers and other equipment required to expand our infrastructure to handle future growth.

     Other income (expense). Interest and investment income decreased $101,000 to $787,000 for the three months ended June 30, 2002, over the comparable period in 2001. This decrease was primarily attributable to lower interest rates earned on operating cash, funds held in trust on behalf of clients, and notes receivables. Interest expense decreased to $5.0 million for the three months ended June 30, 2002, from $7.3 million for the comparable period in 2001. This decrease was primarily attributable to lower interest rates and debt repayments made during 2001 and 2002. The decrease was partially offset by Portfolio Management's borrowings used to purchase accounts receivable portfolios. During the three months ended June 30, 2002, we recorded income of $305,000. This income was from a partial recovery of an environmental liability. The environmental liability was originally recorded during the first quarter of 2002 and was the result of contamination that allegedly occurred in the pre-acquisition operations of a company acquired by a subsidiary of Medaphis Services Corporation. We acquired Medaphis Services Corporation in November 1998. These operations were unrelated to the accounts receivable outsourcing business.

     Income tax expense. Income tax expense for the three months ended June 30, 2002, increased to $8.5 million, or 37.9% of income before income tax expense, from $3.7 million, or 38.7% of income before income tax expense, for the comparable period in 2001. The decrease in the effective rate was primarily attributable to the elimination of the amortization of nondeductible goodwill related to certain acquisitions. The goodwill amortization was eliminated upon the adoption of SFAS 142 on January 1, 2002.

     Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

     Revenue. Revenue increased $2.3 million, or 0.6%, to $356.6 million for the six months ended June 30, 2002, from $354.3 million for the comparable period in 2001. U.S. Operations, Portfolio Management and International Operations accounted for $324.6 million, $30.4 million and $22.6 million, respectively, of the revenue for the six months ended June 30, 2002. U.S. Operations' revenue included $16.4 million of revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. International Operations' revenue included $4.6 million of revenue earned on services performed for U.S. Operations that was eliminated upon consolidation.

     U.S. Operations' revenue increased $4.0 million, or 1.2%, to $324.6 million for the six months ended June 30, 2002, from $320.6 million for the comparable period in 2001. The increase in U.S. Operations' revenue was attributable to the addition of new clients and the growth in business from existing clients, including a positive effect on revenue attributable to an amendment of a long-term contract with a significant client during the second quarter of 2002. A portion of the increase was offset by a reduction in consumer payment patterns and volume fluctuations in our early stage delinquency business.

     Portfolio Management's revenue decreased $156,000, or 0.5%, to $30.4 million for the six months ended June 30, 2002, from $30.5 million for the comparable period in 2001. Portfolio Management's collections increased $6.8 million, or 13.8%, to $56.5 million for the six months ended June 30, 2002, from $49.7 million for the comparable period in 2001. Portfolio Management's revenue represented 54% of collections for the six months ended June 30, 2002, as compared to 61% of collections for the same period in the prior year. This decrease in Portfolio Management's revenue was partially attributable to a reduction in consumer payment patterns due to the general softening of the economy. The decrease was also attributable to a reduction in purchases of accounts receivable. Purchases of accounts receivables declined due to upward pricing pressure in the market and our unwillingness to sacrifice our internal rate of returns by paying higher prices.

     International Operations' revenue increased $4.6 million, or 25.2%, to $22.6 million for the six months ended June 30, 2002, from $18.0 million for the comparable period in 2001. This increase in International Operations' revenue was primarily attributable to new services provided for our U.S. Operations, the addition of new clients, and growth in business from existing clients. A portion of the increase was offset by changes in the foreign currency exchange rates used to translate the International Operations' results of operations into U.S. dollars.

     Payroll and related expenses. Payroll and related expenses decreased $12.8 million to $169.6 million for the six months ended June 30, 2002, from $182.4 million for the comparable period in 2001, and decreased as a percentage of revenue to 47.6% from 51.5%.

     U.S. Operations' payroll and related expenses decreased $12.4 million to $160.3 million for the six months ended June 30, 2002, from $172.6 million for the comparable period in 2001, and decreased as a percentage of revenue to 49.4% from 53.8%. The decrease as a percentage of revenue was primarily attributable to $10.0 million of one-time charges incurred by U.S. Operations during the second quarter of 2001. These charges related to a comprehensive streamlining of its expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations, severance costs related to terminated employees, and costs related to a decision to change the structure of our healthcare benefit programs from a large, singular benefit platform to individual plans across the country. The decrease was also attributable to our continued focus on managing our staffing levels to our business volumes, despite the difficult collection environment.

     Portfolio Management's payroll and related expenses increased $295,000 to $1.1 million for the six months ended June 30, 2002, from $808,000 for the comparable period in 2001, and increased as a percentage of revenue to 3.6% from 2.6%. Portfolio Management outsources all of its collection services to U.S. Operations and, therefore, has a relatively small fixed payroll cost structure. However, due to the expansion of this division and the Creditrust merger in February 2001, Portfolio Management required additional employees to operate NCO Portfolio Management, Inc. as a separate public company.

     International Operations' payroll and related expenses increased $2.1 million to $12.9 million for the six months ended June 30, 2002, from $10.8 million for the comparable period in 2001, but decreased as a percentage of revenue to 56.9% from 59.8%. The decrease as a percentage of revenue was attributable to $736,000 of one-time charges incurred by International Operations during the second quarter of 2001. These charges related to a comprehensive streamlining of its expense structure. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations and severance costs related to terminated employees. This decrease was partially offset by an increase in outsourcing services since those services typically have a higher payroll cost structure than the remainder of International Operations' business. The higher payroll cost structure of the outsourcing services was offset by a lower selling, general and administrative cost structure than the remainder of International Operations' business.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $13.1 million to $122.4 million for the six months ended June 30, 2002, from $109.3 million for the comparable period in 2001, and increased as a percentage of revenue to 34.3% from 30.8%. The increase as a percentage of revenue was primarily attributable to reduced collectibility within our contingency revenue stream due to the effects of the difficult collection environment. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining our performance for our clients, we had to increase spending for direct costs of collections. These costs included telephone, letter writing and postage, third party servicing fees, credit reporting, skiptracing, and legal and forwarding fees. The increase as a percentage of revenue was partially offset by $1.8 million of one-time charges incurred during the second quarter of 2001 related to a comprehensive streamlining of its expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily related to real estate obligations for closed facilities and equipment rental obligations.

     Depreciation and amortization. Depreciation and amortization decreased $5.9 million to $12.7 million for the six months ended June 30, 2002, from $18.6 million for the comparable period in 2001. This decrease was the result of the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142") on January 1, 2002. SFAS 142 eliminated the amortization of goodwill, which was $7.8 million for the six months ended June 30, 2001. Partially offsetting the $7.8 million decrease was additional depreciation resulting from normal capital expenditures made in the ordinary course of business during 2001 and 2002. These capital expenditures included purchases associated with our planned migration towards a single, integrated information technology platform, the relocation of our corporate headquarters to Horsham, PA, and predictive dialers and other equipment required to expand our infrastructure to handle future growth.

     Other income (expense). Interest and investment income decreased $350,000 to $1.5 million for the six months ended June 30, 2002, over the comparable period in 2001. This decrease was primarily attributable to lower interest rates earned on operating cash, funds held in trust on behalf of clients, and notes receivables. Interest expense decreased to $9.9 million for the six months ended June 30, 2002, from $14.7 million for the comparable period in 2001. This decrease was primarily attributable to lower interest rates and debt repayments made during 2001 and 2002. The decrease was partially offset by a full six months of interest from the Portfolio Management's $36.3 million of borrowings made in connection with the Creditrust merger in February 2001 and its subsequent borrowings used to purchase accounts receivable portfolios. In addition, a portion of the decrease was offset by a full six months of interest from securitized debt that was assumed as part of the Creditrust merger. During the six months ended June 30, 2002, we recorded a net expense of $290,000. This expense was the net effect of a $1.0 million insurance gain, and a $1.3 million net expense from the estimated settlement of an environmental liability. The gain resulted from the settlement of the insurance claim related to the June 2001 flood of the Fort Washington facilities. The insurance gain was principally due to greater than estimated insurance proceeds. The expense from the environmental liability was the result of contamination that allegedly occurred in the pre-acquisition operations of a company acquired by a subsidiary of Medaphis Services Corporation. We acquired Medaphis Services Corporation in November 1998. These operations were unrelated to the accounts receivable outsourcing business.

     Income tax expense. Income tax expense for the six months ended June 30, 2002, increased to $16.3 million, or 37.9% of income before income tax expense, from $12.4 million, or 39.8% of income before income tax expense, for the comparable period in 2001. The decrease in the effective rate was primarily attributable to the elimination of the amortization of nondeductible goodwill related to certain acquisitions. The goodwill amortization was eliminated upon the adoption of SFAS 142 on January 1, 2002.

     Liquidity and Capital Resources

     Historically, our primary sources of cash have been bank borrowings, public offerings, and cash flows from operations. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

     Cash Flows from Operating Activities. Cash provided by operating activities was $26.8 million for the six months ended June 30, 2002, compared to $37.5 million for the comparable period in 2001. The decrease in cash provided by operations was primarily attributable to a $13.4 million decrease in accounts payable and accrued expenses compared to a $8.3 million increase for the same period in the prior year. The reduction in accounts payable and accrued expenses was related to large payments made in the first quarter of 2002 including the termination liability from our prior healthcare plan. A portion of the decrease was offset by less of an increase in accounts receivable as a result of our increased efforts to improve collectibility of our accounts receivables.

     Cash Flows from Investing Activities. Cash used in investing activities was $7.3 million for the six months ended June 30, 2002, compared to $32.3 million for the comparable period in 2001. The decrease was due partially due to the net cash used to pay pre-acquisition liabilities and acquisition related costs during the six months ended June 30, 2001. The decrease was also attributable to a decrease in the purchases of accounts receivables and an increase in the collections applied to principal. Purchases of accounts receivables declined due to upward pricing pressure in the market and our unwillingness to sacrifice our internal rate of returns by paying higher prices. The increase in collections applied to principal was due to a full six month of collections from the accounts receivables purchased as part of the February 20, 2001 Creditrust merger and collections from accounts receivables purchased during 2001 and 2002.

     Purchases of property and equipment were $18.1 million for the six months ended June 30, 2002, compared to $13.5 million for the same period in 2001.

     Cash Flows from Financing Activities. Cash used in financing activities was $24.9 million for the six months ended June 30, 2002, compared to cash provided by financing activities of $1.7 million for the same period in 2001. The cash used in financing activities during the six months ended June 30, 2002 resulted from repayments of borrowing under our revolving credit facility and repayments of securitized debt assumed as part of the Creditrust merger. The cash provided by financing activities during the six months ended June 30, 2001 related to the net borrowings under the revolving credit facility made in connection with the Creditrust merger that were used to repay the acquired notes payable, finance purchased accounts receivable, and repay other acquisition related liabilities.

     Credit Facility. We have a credit agreement with Citizens Bank of Pennsylvania, formerly Mellon Bank, N.A., ("Citizens Bank"), for itself and as administrative agent for other participating lenders, structured as a revolving credit facility. The balance under the revolving credit facility is due on May 20, 2004 (the "Maturity Date"). The borrowing capacity of the revolving credit facility is subject to quarterly reductions of $5.2 million until the Maturity Date, and 50 percent of the net proceeds received from any offering of debt or equity. As of June 30, 2002, the maximum borrowing capacity and the availability under the revolving credit facility were $257.1 million and $65.0 million, respectively.

     At our option, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 0.25% to 0.50%, which is determined quarterly based upon our consolidated funded debt to earnings before interest, taxes, depreciation, and amortization, also referred to as EBITDA, ratio (Citizens Bank's prime rate was 4.75% at June 30, 2002), or the London InterBank Offered Rate, also referred to as LIBOR, plus a margin of 1.25% to 2.25% depending on our consolidated funded debt to EBITDA ratio (LIBOR was 1.84% at June 30, 2002).

     In connection with the Creditrust merger, the revolving credit facility was amended to provide NCO Portfolio with a $50 million revolving line of credit in the form of a sub-facility under the existing revolving credit facility. The borrowing capacity of the sub-facility is subject to mandatory reductions including four quarterly reductions of $2.5 million beginning March 31, 2002, through December 31, 2002. Effective June 30, 2003, quarterly reductions of $3.75 million are required until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25 million. At our option, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 1.25% to 1.50% that is determined quarterly based upon our consolidated funded debt to EBITDA ratio, or LIBOR plus a margin of 2.25% to 3.25% depending on our consolidated funded debt to EBITDA ratio. As of June 30, 2002, there was $2.8 million available under the NCO Portfolio sub-facility.

     During February 2002, we entered into two interest rate swap agreements, which qualified as cash flow hedges, to fix LIBOR at 2.8225% on an original aggregate amount of $102 million of the variable-rate debt outstanding under the revolving credit facility. The aggregate notional amount of the interest rate swap agreements is subject to quarterly reductions that will reduce the aggregate notional amount to $62 million by maturity in September 2003. As of June 30, 2002, a notional amount of $96.7 million was covered by the interest rate swap agreements.

     Borrowings under the revolving credit facility are collateralized by substantially all of our assets, including the common stock of NCO Portfolio, and certain assets of NCO Portfolio. The balance under the revolving credit facility will become due on May 20, 2004. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of June 30, 2002, we were in compliance with all required financial covenants.

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

     Off-Balance Sheet Arrangements

     NCO Portfolio owns a 100% retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC, which was acquired as part of the merger with Creditrust. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized. This securitization issued a note that is due in January 2004 and had a balance of $3.8 million as of June 30, 2002. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid plus a cash reserve. As of June 30, 2002, the investment in securitization was $7.4 million, composed of $4.1 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues non-cash income at a rate of 8% per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid, after which the collections are split between income and amortization of the investment in securitization based on the discounted cash flows. NCO Portfolio recorded $47,000 and $75,000 of income on this investment for the three months and six months ended June 30, 2002, respectively. The cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received after the securitization note has been repaid have been pledged as collateral against another securitized note.

     NCO Portfolio has a 50% ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture") with IMNV Holdings, LLC ("IMNV"). The Joint Venture was set up in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. NCO Portfolio and IMNV each had an investment in the Joint Venture of $1.4 million as of June 30, 2002. Included in the Statements of Income, as "interest and investment income," were $202,000 and $303,000 for the three and six months ended June 30, 2002, respectively, representing NCO Portfolio's 50% share of operating income from this unconsolidated subsidiary. The Joint Venture has access to capital through a specialty finance lender who, at its option, lends 90% of the value of the purchased accounts receivable to the Joint Venture. The debt is cross-collateralized by all static pools in which the lender participates, and is non-recourse to NCO Portfolio.

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

     Goodwill

     Our balance sheet includes amounts designated as "goodwill." Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses, based on their respective fair values at the date of acquisition.

     As of June 30, 2002, our balance sheet included goodwill that represented approximately 55.6% of total assets and 116.6% of shareholders' equity.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142"). As a result of adopting SFAS 142, we no longer amortize goodwill. Goodwill must be tested at least annually for impairment, including an initial test that was completed in connection with the adoption of SFAS 142. The test for impairment uses a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. We did not incur any impairment charges in connection with the adoption of SFAS 142.

     Critical Accounting Policies

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the following accounting policies include the estimates that are the most critical and could have the most potential impact on its results of operations: revenue recognition for purchased accounts receivable; bad debts; and deferred taxes. These and other critical accounting policies are described in Note 2 to these financial statements, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our 2001 financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item 3
           Quantitative and Qualitative Disclosures about Market Risk

     Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Part II.  Other Information


Item 1.  Legal Proceedings
         -----------------

         In June of 2001, the first floor of the Company's Fort Washington, PA, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. During the third quarter of 2001, the Company decided to abandon the Fort Washington facilities and move its corporate headquarters to Horsham, PA. The Company has currently filed a lawsuit against its landlord to terminate the leases for the Fort Washington facilities. Due to the uncertainty of the outcome of the lawsuit, the Company recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001.

         AssetCare, Inc., a subsidiary of the Company acquired as part of the Medaphis Services Corporation acquisition, was identified in an administrative order issued by the State of California as a party that is partially responsible for cleanup costs and natural resource damages associated with a former scrap recycling site next to Humboldt Bay in California. The subsidiary was identified as a successor-in-interest to a former scrap recycler who conducted limited operations at the site. The subsidiary was also named in a civil proceeding brought by one of the owners of the site as a party that is responsible for the costs that will be incurred by the owner for complying with the terms of the order. AssetCare agreed to pay $1,410,000 to settle the claims in the litigation with the owner in exchange for a full release from the owner. Subsequently, the Company reached an agreement in principle with the former owner of Medaphis Services Corporation pursuant to which they agreed to partially reimburse the Company for its claims under the acquisition agreement.

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

     None - not applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders
         -----------------------------------------------

         The Annual Meeting of Shareholders of the Company was held on May 20, 2002. At the Annual Meeting, the shareholders elected Charles C. Piola, Jr. and Eric S. Siegel as directors to serve for a term of three years as described below:

                                                  Number of Votes
                                                  ---------------
                                                                      Withhold
     Name                                  For                        Authority
     ----                                  ---                        ---------

     Charles C. Piola, Jr.                 22,230,517                 871,847
     Eric S. Siegel                        22,336,049                 735,315

         In addition, the terms of the following directors continued after the Annual Meeting: Michael J. Barrist, William C. Dunkelberg, Ph.D., Leo J. Pound and Allen F. Wise.

         The proposal to amend the 1996 Stock Option Plan to increase the number of shares of common stock that may be issued under such plan was withdrawn by the Board of Directors prior to the meeting and no vote was taken on such matter. Accordingly, the number of shares of common stock that can be issued under such plan will remain at 4,717,422 shares.

Item 5. Other Information
        -----------------

     None - not applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

    (a) Exhibits

        99.1    Consolidating Schedule

        99.2    Chief Executive Officer Certification of Financial Statements

        99.3    Chief Financial Officer Certification of Financial Statements

    (b) Reports on Form 8-K

        Date of Report        Item Reported
        --------------        -------------

        5/9/02                Item 5 - Press release and conference call
                                       transcript from the earnings release for the first quarter of 2002






                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 14, 2002              By: /s/ Michael J. Barrist
                                          ----------------------
                                               Michael J. Barrist
                                               Chairman of the Board, President
                                               and Chief Executive Officer
                                               (principal executive officer)



Date:    August 14, 2002              By: /s/ Steven L. Winokur
                                          ---------------------
                                              Steven L. Winokur
                                              Executive Vice President, Finance,
                                              Chief Financial Officer and
                                              Treasurer