Form 10-Q
period 2002-09-30
NCO GROUP INC
filed 2002-11-14
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2002, or

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

         The number of shares outstanding of each of the issuer's classes of common stock was 25,908,000 shares common stock, no par value, outstanding as of November 14, 2002.

                                 NCO GROUP, INC.
                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

     Item 1   CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
                  December 31, 2001 and September 30, 2002                   1

              Consolidated Statements of Income -
                  Three and nine months ended September 30, 2001 and 2002    2

              Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2001 and 2002              3

              Notes to Consolidated Financial Statements                     4

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS               18

     Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                           26

     Item 4   CONTROLS AND PROCEDURES                                       26

PART II - OTHER INFORMATION                                                 27

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Shareholders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signature                                                              29

     Certifications                                                         30

Part 1 - Financial Information
Item 1 - Financial Statements

                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                                          September 30,
                                                                                        December 31,          2002
                                    ASSETS                                                 2001            (Unaudited)
                                                                                         --------            --------
Current assets:
     Cash and cash equivalents                                                          $  32,161           $  31,352
     Restricted cash                                                                        1,125                 900
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $5,311 and $9,040, respectively                             99,055              95,236
     Purchased accounts receivable, current portion                                        47,341              60,780
     Deferred income taxes                                                                  8,336               8,578
     Other current assets                                                                  14,784               7,583
                                                                                        ---------           ---------
          Total current assets                                                            202,802             204,429

Funds held on behalf of clients

Property and equipment, net                                                                71,457              82,122

Other assets:
     Goodwill                                                                             514,161             516,884
     Other intangible assets, net of accumulated amortization                               7,929              12,039
     Purchased accounts receivable, net of current portion                                 92,660              88,569
     Other assets                                                                          42,016              50,119
                                                                                        ---------           ---------
           Total other assets                                                             656,766             667,611
                                                                                        ---------           ---------
Total assets                                                                            $ 931,025           $ 954,162
                                                                                        =========           =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                                     $ 21,922            $ 31,906
     Income taxes payable                                                                     176                   -
     Accounts payable                                                                      12,164              11,003
     Accrued expenses                                                                      39,382              37,018
     Accrued compensation and related expenses                                             16,785              15,364
                                                                                        ---------           ---------
          Total current liabilities                                                        90,429              95,291

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                               357,868             331,450
     Deferred income taxes                                                                 42,855              51,985
     Other long-term liabilities                                                            4,565               3,903

Minority interest                                                                          21,213              23,705

Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized,
         no shares issued and outstanding                                                       -                   -
     Common stock,  no par value, 50,000 shares authorized,
         25,816 and 25,908 shares issued and outstanding, respectively                    320,993             321,833
     Other comprehensive loss                                                              (4,346)             (4,267)
     Retained earnings                                                                     97,448             130,262
                                                                                        ---------           ---------
           Total shareholders' equity                                                     414,095             447,828
                                                                                        ---------           ---------
Total liabilities and shareholders' equity                                              $ 931,025           $ 954,162
                                                                                        =========           =========

                            See accompanying notes.

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                              For the Three Months                   For the Nine Months
                                                               Ended September 30,                    Ended September 30,
                                                         -----------------------------          -----------------------------
                                                            2001               2002               2001                2002
                                                         ---------           ---------          ---------           ---------
Revenue                                                  $ 174,347           $ 170,542          $ 528,651           $ 527,127

Operating costs and expenses:
     Payroll and related expenses                           85,305              81,869            267,692             251,469
     Selling, general and administrative expenses           69,027              63,211            178,314             185,627
     Depreciation and amortization expense                   9,774               7,031             28,351              19,778
                                                         ---------           ---------          ---------           ---------
          Total operating costs and expenses               164,106             152,111            474,357             456,874
                                                         ---------           ---------          ---------           ---------
Income from operations                                      10,241              18,431             54,294              70,253

Other income (expense):
     Interest and investment income                            763                 690              2,567               2,144
     Interest expense                                       (6,627)             (5,296)           (21,343)            (15,245)
     Other income (expense)                                      -                   -                  -                (290)
                                                         ---------           ---------          ---------           ---------
          Total other income (expense)                      (5,864)             (4,606)           (18,776)            (13,391)
                                                         ---------           ---------          ---------           ---------
Income before income tax expense                             4,377              13,825             35,518              56,862

Income tax expense                                           2,435               5,237             14,820              21,556
                                                         ---------           ---------          ---------           ---------

Income from operations before minority interest              1,942               8,588             20,698              35,306

Minority interest                                             (990)               (887)            (3,020)             (2,492)
                                                         ---------           ---------          ---------           ---------

Net income                                               $     952           $   7,701          $  17,678           $  32,814
                                                         =========           =========          =========           =========
Net income per share:
     Basic                                               $    0.04           $    0.30          $    0.69           $    1.27
     Diluted                                             $    0.04           $    0.29          $    0.67           $    1.19

Weighted average shares outstanding:
     Basic                                                  25,811              25,908             25,760              25,884
     Diluted                                                25,957              29,721             28,651              29,867

                            See accompanying notes.

                     NCO GROUP, INC
          Consolidated Statements of Cash Flows
                       (Unaudited)
                 (Amounts in thousands)

                                                                                                       For the Nine Months
                                                                                                        Ended September 30,
                                                                                                   ----------------------------
                                                                                                     2001                2002
                                                                                                   --------            --------
Cash flows from operating activities:
  Net income                                                                                       $ 17,678            $ 32,814
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                                                   14,882              17,561
      Amortization of intangibles                                                                    13,469               2,217
      Net loss on property and equipment disposed of in connection
        with the flood/corporate headquarters relocation                                                827                   -
      Provision for doubtful accounts                                                                 2,585               6,943
      Impairment of purchased accounts receivable                                                     1,785               1,629
      Gain on insurance proceeds from property and equipment                                              -                (847)
      Minority interest                                                                               3,020               2,493
      Changes in operating assets and liabilities, net of acquisitions:
          Restricted cash                                                                             2,555                 225
          Accounts receivable, trade                                                                (12,374)             (3,043)
          Deferred income taxes                                                                       4,408               9,201
          Other assets                                                                               (6,935)             (1,863)
          Accounts payable and accrued expenses                                                      17,854              (9,183)
          Income taxes payable                                                                          369                (482)
          Other long-term liabilities                                                                 1,162              (1,556)
                                                                                                   --------            --------
             Net cash provided by operating activities                                               61,285              56,109

Cash flows from investing activities:
  Purchases of accounts receivable                                                                  (39,533)            (50,175)
  Collections applied to principal of purchased accounts receivable                                  26,775              38,161
  Purchase price adjustment applied to principal of purchased accounts receivable                         -               3,197
  Purchases of property and equipment                                                               (20,513)            (23,841)
  Proceeds from notes receivable                                                                          -               1,000
  Insurance proceeds from involuntary conversion of
    property and equipment                                                                              560               2,633
  Investment in consolidated subsidiary by minority interest                                          2,320                   -
  Net cash paid for acquisitions and acquisition related costs                                      (11,077)            (10,862)
                                                                                                   --------            --------
             Net cash used in investing activities                                                  (41,468)            (39,887)

Cash flows from financing activities:
  Borrowings under notes payable                                                                          -              20,610
  Repayment of notes payable                                                                        (16,782)            (11,566)
  Repayment of acquired notes payable                                                               (20,084)                  -
  Borrowings under revolving credit agreement                                                        65,230              10,870
  Repayment of borrowings under revolving credit agreement                                         (157,350)            (37,620)
  Payment of fees to acquire debt                                                                    (5,127)               (338)
  Proceeds from the issuance of convertible debt                                                    125,000                   -
  Issuance of common stock, net                                                                       3,652                 756
                                                                                                   --------            --------
             Net cash used in financing activities                                                   (5,461)            (17,288)

Effect of exchange rate on cash                                                                        (153)                257
                                                                                                   --------            --------
Net increase (decrease) in cash and cash equivalents                                                 14,203                (809)

Cash and cash equivalents at beginning of the period                                                 13,490              32,161
                                                                                                   --------            --------
Cash and cash equivalents at end of the period                                                     $ 27,693            $ 31,352
                                                                                                   ========            ========

                            See accompanying notes.

                                 NCO GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. Nature of Operations:

NCO Group, Inc. (the "Company" or "NCO") is a leading provider of accounts receivable management and collection services. The Company also owns approximately 63 percent of NCO Portfolio Management, Inc., a separate public company that purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. The Company's client base includes companies in the financial services, healthcare, retail and commercial, utilities, education, telecommunications, and government sectors. These clients are primarily located throughout the United States of America, Canada, the United Kingdom, and Puerto Rico.

2. Accounting Policies:

     Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2002.

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

Contingency fee revenue is recognized upon collection of funds on behalf of clients. Contingency fee revenue on long-term contracts with variable rates is recognized based upon the percentage of completion method that requires revenue to be recorded upon collection of funds on behalf of clients at the anticipated average fee over the life of the contract. For certain government clients, the Company records revenue for services upon completion, less an allowance for transactions that may not meet clients' guidelines at the time of funding.

Fees for contractual services are recognized as services are performed and accepted by the client.

     Purchased Accounts Receivable:

The Company accounts for its investment in purchased accounts receivable on an accrual basis under the guidance of the American Institute of Certified Public Accountants' Practice Bulletin No. 6, "Amortization of Discounts on Certain Acquired Loans," using unique and exclusive portfolios. Portfolios are established with accounts having similar attributes. Typically, each portfolio consists of an individual acquisition of accounts. Once a portfolio is acquired, the accounts in the portfolio are not changed. Proceeds from the sale of accounts within a portfolio are accounted for as collections in that portfolio. Collections on replacement accounts received from the originator of the loans are included as collections in the corresponding portfolios. The discount between the cost of each portfolio and the face value of the portfolio is not recorded because the Company expects to collect a relatively small percentage of each portfolio's face value.

Each portfolio is initially recorded at cost, which includes the external costs of acquiring portfolios. Collections on the portfolios are allocated to revenue and principal reduction based on the estimated internal rate of return ("IRR") for each pool. The IRR for each portfolio is estimated based on the expected monthly collections over the estimated economic life of each pool (generally five years, based on the Company's collection experience), compared to the original purchase price. Revenue on purchased accounts receivable is recorded monthly based on each portfolio's effective IRR for the quarter applied to each portfolio's monthly opening carrying value. To the extent collections exceed the revenue, the carrying value is reduced and the reduction is recorded as collections are applied to principal. Because the IRR reflects collections for the entire economic life of the portfolio and those collections are not constant, lower collection rates, typically in the early months of ownership, can result in a situation where the actual collections are less than the revenue accrual. In this situation, the carrying value of the pool may be accreted for the difference between the revenue accrual and collections.

To the extent the estimated future cash flow increases or decreases from the expected level of collections, the Company prospectively adjusts the IRR accordingly. If the carrying value of a particular portfolio exceeds its expected future cash flows, a charge to income would be recognized in the amount of such impairment. Additional impairments on each quarter's previously impaired portfolios may occur if the current estimated future cash flow projections, after being adjusted prospectively for actual collection results, is less than the carrying values recorded. After the impairment of a portfolio, no revenue is recorded on that portfolio and collections are recorded as a return of capital until the full carrying value of the portfolio has been recovered. Once the full cost of the carrying value has been recovered, all collections will be recorded as revenue. The estimated IRR for each portfolio is based on estimates of future cash flows from collections, and actual cash flows may vary from current estimates. The difference could be material.

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

Other intangible assets consist primarily of deferred financing costs, which relate to debt issuance costs incurred, and a customer list, which was acquired as part of the Great Lakes Collection Bureau, Inc. asset acquisition. Deferred financing costs are amortized over the term of the debt and the customer list is amortized over five years (see note 3).

     Interest Rate Hedges:

The Company accounts for its interest rate swap agreements as either assets or liabilities on the balance sheet measured at fair value. Changes in the fair value of the interest rate swap agreements are recorded in other comprehensive income because the interest rate swap agreements were designated and qualified as cash flow hedges. If the interest rate swap agreements no longer qualify as cash flow hedges, the change in the fair value will be recorded in current earnings.

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

The portfolios of purchased accounts receivable are composed of distressed debt. Collection results are not guaranteed until received; accordingly, for tax purposes, any gain on a particular portfolio is deferred until the full cost of its acquisition is recovered. Revenue for financial reporting purposes is recognized ratably over the life of the portfolio. Deferred tax liabilities arise from income tax deferrals created during the early stages of the portfolio. These deferrals reverse after the cost basis of the portfolio is recovered. The creation of new tax deferrals from future purchases of portfolios are expected to offset the reversal of the deferrals from portfolios where the collections have become fully taxable.

     Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

In the ordinary course of accounting for contingency fee revenue on long-term contracts with variable rates, estimates are made by management as to the amount of total collections and contingency fee revenue to be earned over the life of the contract. Actual results could differ from those estimates and a material change could occur within one reporting period.

In the ordinary course of accounting for purchased accounts receivable, estimates have been made by management as to the amount and timing of future cash flows expected from each portfolio. The estimated future cash flow of each portfolio is used to compute the IRR for the portfolio. The IRR is used to allocate cash flow between revenue and principal reduction of the carrying value of purchased accounts receivable.

On an ongoing basis, we compare the historical trends of each portfolio to projected collections. The future projections are then increased or decreased, within parameters, in accordance with the historical trend. The results are further reviewed by management with a view towards specifically addressing any particular portfolio's performance. Actual results will differ from these estimates and a material change in these estimates could occur within one reporting period.

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

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company's reporting units under SFAS 142 are U.S. Operations, Portfolio Management and International Operations. Portfolio Management does not have any goodwill. The U.S. Operations and International Operations had the following goodwill (amounts in thousands):

                                         December 31,     September 30,
                                             2001             2002
                                        ---------------  ----------------

      U.S. Operations                      $ 484,182         $ 486,785
      International Operations                29,979            30,099
                                           ---------         ---------
      Total                                $ 514,161         $ 516,884
                                           =========         =========

The change in U.S. Operations' goodwill balance from December 31, 2001 to September 30, 2002 was due to the acquisition of Great Lakes Collection Bureau, Inc. on August 19, 2002 (see note 4). The change in International Operations' goodwill balance from December 31, 2001 to September 30, 2002 was due to changes in the exchange rates used for the foreign currency translation.

The following presents the results of operations as if SFAS 142 had been adopted on January 1, 2001 (dollars in thousands):

                                             For the Three Months Ended      For the Nine Months Ended
                                                 September 30, 2001              September 30, 2001
                                            ------------------------------  -----------------------------
                                                               Diluted                       Diluted
                                                              Earnings                      Earnings
                                                Amount        Per Share       Amount        Per Share
                                            --------------- --------------  ------------ ----------------
      Net income, as reported                 $   952         $ 0.04        $ 17,678           $ 0.67
      Add back of goodwill amortization,
        net of tax                              3,071           0.11           8,895             0.31
                                               ------         ------        --------           ------
      Adjusted net income                     $ 4,023         $ 0.15        $ 26,573           $ 0.98
                                              =======         ======        ========           ======

     Other Intangible Assets:

The Company's adoption of SFAS 142 had no effect on its other intangible assets. Other intangible assets consist primarily of deferred financing costs and a customer list. The following represents the other intangible assets (amounts in thousands):

                                           December 31, 2001                  September 30, 2002
                                    ---------------------------------  ---------------------------------

                                    Gross Carrying     Accumulated     Gross Carrying     Accumulated
                                        Amount         Amortization        Amount         Amortization
                                    ----------------  ---------------  ----------------  ---------------
      Deferred financing costs         $ 11,881          $ 4,320          $ 12,208          $ 6,278
      Customer list                           -                -             6,000              142
      Other intangible assets               900              532               900              649
                                       --------          -------          --------          -------
      Total                            $ 12,781          $ 4,852          $ 19,108          $ 7,069
                                       ========          =======          ========          =======

The Company recorded amortization expense for all other intangible assets of $679,000 and $853,000 during the three months ended September 30, 2001 and 2002, respectively, and $1.7 million and $2.2 million during the nine months ended September 30, 2001 and 2002, respectively. The following represents the Company's expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

       For the Years Ended           Estimated
           December 31,         Amortization Expense
      -----------------------  -----------------------

      2002                           $ 3,123
      2003                             4,004
      2004                             2,779
      2005                             1,986
      2006                             1,429

4. Acquisitions:

On February 20, 2001, the Company merged NCO Portfolio Management, Inc. ("NCO Portfolio"), its wholly owned subsidiary, with Creditrust Corporation ("Creditrust") to form a new public entity focused on the purchase of accounts receivable. After the Creditrust merger, the Company owned approximately 63 percent of the outstanding stock of NCO Portfolio. The Company's contribution to the NCO Portfolio merger consisted of $25.0 million of purchased accounts receivable. As part of the Creditrust merger, NCO Portfolio signed a ten-year service agreement that appointed the Company as the sole provider of collection services to NCO Portfolio. The Company has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. In connection with the Creditrust merger, the Company amended its revolving credit facility to provide NCO Portfolio with a $50.0 million revolving line of credit in the form of a sub-facility under its existing credit facility. Initially, NCO Portfolio borrowed $36.3 million to fund the Creditrust merger.

On August 19, 2002, NCO acquired certain assets and related operations, excluding the purchased accounts receivable portfolio, and assumed certain liabilities of Great Lakes Collection Bureau, Inc. ("Great Lakes"), a subsidiary of GE Capital Corporation ("GE Capital"), for $10.6 million in cash. NCO funded the purchase with borrowings under its revolving credit agreement and existing cash. NCO Portfolio acquired the purchased accounts receivable portfolio of Great Lakes for $22.9 million. NCO Portfolio funded the purchase with $2.3 million of existing cash and $20.6 million of non-recourse financing provided by CFSC Capital Corp. XXXIV (see note 8). This non-recourse financing is collateralized by the Great Lakes purchased accounts receivable portfolio. As part of the acquisition, NCO and GE Capital signed a multi-year agreement under which NCO will provide services to GE Capital. The Company recognized goodwill of $2.6 million and allocated $6.0 million of the purchase price to the customer list. Because the closing balance sheet has not been finalized, the allocation of the fair market value to the acquired assets and liabilities of Great Lakes was based on preliminary estimates and may be subject to change. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers and reduce the cost of providing services to the acquired customers through economies of scale; therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.

The following summarizes the unaudited pro forma results of operations, assuming the Creditrust merger and the Great Lakes acquisition occurred on January 1, 2001. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands, except per share data):

                                              For the Three Months        For the Nine Months
                                              Ended September 30,          Ended September 30,
                                            -----------------------     -----------------------
                                               2001         2002          2001          2002
                                            ----------    ---------     ---------     ---------
      Revenue                               $ 187,410     $ 176,547     $ 571,419     $ 555,312
      Net (loss) income                     $  (1,702)    $   6,739     $   2,911     $  28,300
      (Loss) earnings per share - basic       $ (0.07)       $ 0.26        $ 0.11        $ 1.09
      (Loss) earnings per share - diluted     $ (0.07)       $ 0.26        $ 0.11        $ 1.04

5.       Comprehensive Income:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity. The Company's comprehensive income was as follows (amounts in thousands):

                                                       For the Three Months     For the Nine Months Ended
                                                        Ended September 30,            September 30,
                                                      ----------------------      ----------------------
                                                       2001           2002          2001          2002
                                                      ------         -------      --------      --------
      Net income                                      $  952         $ 7,701      $ 17,678      $ 32,814
      Other comprehensive income:
        Foreign currency translation adjustment       (1,911)         (1,664)       (2,342)          660
        Unrealized loss on interest rate swap              -            (265)            -          (581)
                                                      ------         -------      --------      --------

      Comprehensive (loss) income                     $ (959)        $ 5,772      $ 15,336      $ 32,893
                                                      ======         =======      ========      ========

6. Purchased Accounts Receivable:

The Company's Portfolio Management and International Operations divisions purchase defaulted consumer receivables at a discount from the actual principal balance. As of September 30, 2002, the carrying values of Portfolio Management's and International Operations' purchased accounts receivable were $145.6 million and $3.8 million, respectively. The following summarizes the change in purchased accounts receivable (amounts in thousands):

                                                                     For the                For the
                                                               Year Ended December     Nine Months Ended
                                                                     31, 2001          September 30, 2002
                                                               ---------------------  ---------------------
      Balance, at beginning of period                              $  34,475               $ 140,001

      Purchased accounts receivable acquired from Creditrust          93,518                       -
      Purchases of accounts receivable                                50,621                  52,256
      Collections on purchased accounts receivable                   (99,868)                (86,428)
      Purchase price adjustment                                            -                  (4,000)
      Revenue recognized                                              64,065                  49,070
      Impairment of purchased accounts receivable                     (2,738)                 (1,629)
      Foreign currency translation adjustment                            (72)                     79
                                                                   ---------               ---------
      Balance, at end of period                                    $ 140,001               $ 149,349
                                                                   =========               =========

During the three months ended September 30, 2001 and 2002, impairments of $1.3 million and $418,000, respectively, were recorded as a charge to income on portfolios where the carrying amounts exceeded the expected future cash flows. During the nine months ended September 30, 2001 and 2002, impairments of $1.8 million and $1.6 million, respectively, were recorded as a charge to income on portfolios where the carrying amounts exceeded the expected future cash flows. No revenue will be recorded on these portfolios until the carrying values have been fully recovered. As of September 30, 2002, the combined carrying values on all previously impaired portfolios aggregated $6.6 million, or 4.4 percent of the total purchased accounts receivable, representing their net realizable value. During the three months ended September 30, 2002, NCO Portfolio concluded a contract re-negotiation with the seller of several existing portfolios resulting in a $4.0 million cash price reduction on several purchases from 2000 and 2001. The re-negotiation included a purchase price adjustment, as well as a reimbursement for estimated lost earnings. The $4.0 million proceeds were recorded as a reduction to purchase price of the affected portfolios in the quarter ended September 30, 2002. On several previously impaired portfolios, the cash price reduction reduced the carrying value of such portfolios, resulting in the carrying value of certain of the portfolios becoming fully recovered. Included in revenue for the three and nine months ended September 30, 2002 was $803,000 from these fully recovered portfolios. Revenue of approximately $354,000 was recorded during the quarter ended September 30, 2002 on several non-impaired portfolios due to the improved IRRs as a result of the cash price reduction. Additionally, included in collections for the three and nine months ended September 30, 2002, was $1.7 million received as a partial payment on the sale of certain accounts to a leading credit card issuer.

7. Funds Held on Behalf of Clients:

In the course of the Company's regular business activities as a provider of accounts receivable management services, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $56.8 million and $60.8 million at December 31, 2001 and September 30, 2002, respectively, have been shown net of their offsetting liability for financial statement presentation.

8. Long-term Debt:

Long-term debt consisted of the following (amounts in thousands):

                                     December 31, 2001     September 30, 2002
                                    -------------------   --------------------

      Revolving credit loan             $ 206,630              $ 179,880
      Convertible notes                   125,000                125,000
      Securitized debt                     45,379                 36,633
      Non-recourse debt                         -                 19,408
      Capital leases and other              2,781                  2,435
      Less current portion                (21,922)               (31,906)
                                        ---------              ---------
                                        $ 357,868              $ 331,450
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

At the option of NCO, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 0.25 percent to 0.50 percent, which is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Citizens Bank's prime rate was 4.75 percent at September 30, 2002), or the London InterBank Offered Rate ("LIBOR") plus a margin of 1.25 percent to 2.25 percent depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 1.82 percent at September 30, 2002). The Company is charged a fee on the unused portion of the credit facility ranging from 0.13 percent to 0.38 percent depending on the Company's consolidated funded debt to EBITDA ratio.

In connection with the merger of Creditrust into NCO Portfolio, the Company amended its revolving credit facility to allow the Company to provide NCO Portfolio with a $50 million revolving line of credit in the form of a sub-facility under its existing credit facility. The borrowing capacity of the sub-facility is subject to mandatory reductions including four quarterly reductions of $2.5 million beginning March 31, 2002 through December 31, 2002. Effective March 31, 2003, quarterly reductions of $3.75 million are required until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25 million. NCO Portfolio's borrowings bear interest at a rate equal to NCO's interest rate under the revolving credit facility plus 1.00 percent.

The following summarizes the availability under the revolving credit facility as of September 30, 2002 (amounts in thousands):

                                              NCO Group          NCO Portfolio          Combined
                                            ---------------    ------------------    ---------------
      Maximum capacity                        $ 209,425            $ 42,500            $ 251,925
      Less:
        Outstanding borrowings                  146,000              33,880              179,880
        Unused letters of credit                  2,345                   -                2,345
                                              ---------            --------            ---------
      Available                               $  61,080            $  8,620            $  69,700
                                              =========            ========            =========

Borrowings under the revolving credit facility are collateralized by substantially all the assets of the Company, including the common stock of NCO Portfolio, and certain assets of NCO Portfolio. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of September 30, 2002, the Company was in compliance with all required covenants.

     Convertible Debt:

In April 2001, the Company completed the sale of $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes due 2006 ("Notes") in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are convertible into NCO common stock at an initial conversion price of $32.92 per share. The Company will be required to repay the $125.0 million of aggregate principal if the Notes are not converted prior to their maturity in April 2006. The Company used the $121.3 million of net proceeds from this offering to repay debt under its revolving credit facility. In accordance with the terms of the credit agreement, 50 percent of the net proceeds from the Notes permanently reduced the maximum borrowings available under the revolving credit facility.

     Securitized Debt:

Prior to the Creditrust merger, Creditrust established four securitized notes payable to fund the purchase of accounts receivable, of which one was included in an unconsolidated subsidiary, Creditrust SPV98-2, LLC (see note 15). The remaining three securitized notes payable are included on the balance sheet under long-term debt. Each of the notes payable is non-recourse to the Company and NCO Portfolio, secured by a portfolio of purchased accounts receivable, and is bound by an indenture and servicing agreement. Pursuant to the acquisition, the trustee appointed NCO as the successor servicer for each portfolio of purchased accounts receivable. When the notes payable were established, a separate special purpose finance subsidiary was created to house the assets and debt. These notes are term notes without the ability to re-borrow. Monthly principal payments on the notes equal all collections after servicing fees, collection costs, interest expense and administrative fees.

The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of LIBOR plus 0.65 percent per annum, and the final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. A $900,000 liquidity reserve is included in restricted cash as of September 30, 2002, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $271,000 and $155,000 for the three months ended September 30, 2001 and 2002, respectively. Interest expense, trustee fees and guarantee fees aggregated $744,000 and $483,000 for the period from February 21, 2001, to September 30, 2001, and for the nine months ended September 30, 2002, respectively. As of September 30, 2002, $15.9 million was outstanding on this facility. The note issuer, Radian Asset Assurance, Inc., formerly Asset Guaranty Insurance Company, has been guaranteed against loss by NCO Portfolio for up to $4.5 million, which will be reduced if and when reserves and residual cash flows from another securitization, Creditrust SPV 98-2, LLC, are posted as additional collateral for this facility (see note 15).

The second securitized note ("SPV99-1 Financing") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 Financing carried interest at 9.43 percent per annum, with a final payment date of the earlier of August 2004, or satisfaction of the note from collections. In May 2002, the note was paid off, and the $225,000 liquidity reserve was returned to NCO Portfolio. Interest expense, trustee fees and guarantee fees aggregated $177,000 for the three months ended September 30, 2001. Interest expense, trustee fees and guarantee fees aggregated $575,000 and $56,000 for the period from February 21, 2001, to September 30, 2001, and for the nine months ended September 30, 2002, respectively.

The third securitized note ("SPV99-2 Financing") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 Financing carries interest at 15.00 percent per annum, with a final payment date of the earlier of December 2004, or satisfaction of the note from collections. Interest expense and trustee fees aggregated $1.0 million and $796,000 for the three months ended September 30, 2001 and 2002, respectively. Interest expense, trustee fees and guarantee fees aggregated $2.4 million and $2.5 million for the period from February 21, 2001, to September 30, 2001, and for the nine months ended September 30, 2002, respectively. As of September 30, 2002, $20.8 million was outstanding on this facility.

     Non-Recourse Debt:

In August 2002, NCO Portfolio entered into a four-year exclusivity agreement with CFSC Capital Corp. XXXIV ("Cargill"). The agreement stipulates that all purchases of accounts receivable with a purchase price in excess of $4 million, with limited exceptions, shall be offered to Cargill for financing at its discretion. The agreement has no minimum or maximum credit authorization. NCO Portfolio may terminate the agreement at any time after 24 months for a cost of $125,000 per month for each month of the remaining four years, payable monthly. If Cargill chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, with floating interest at Prime plus 3.25 percent. Each borrowing is due twenty-four months after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional interest, Cargill will receive a residual of 40 percent in perpetuity, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note and the initial investment by NCO Portfolio, including interest. The financing is non-recourse to NCO Portfolio's other assets. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill financed portfolios, in addition to other remedies. As of September 30, 2002, the Company was in compliance with all required covenants.

9. Earnings Per Share:

Basic earnings per share ("EPS") was computed by dividing the net income by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income by the weighted average number of common shares outstanding plus all common equivalent shares. Net income is adjusted to add-back convertible interest expense, net of taxes, if the convertible debt is dilutive. The convertible interest, net of taxes, included in the diluted EPS calculation for the three months ended September 30, 2001 and 2002, was zero and $920,000, respectively. The convertible interest, net of taxes, included in the diluted EPS calculation for the nine months ended September 30, 2001 and 2002, was $1.5 million and $2.8 million, respectively. Outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive.

The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):

                                                For the Three Months      For the Nine Months Ended
                                                 Ended September 30,            September 30,
                                             --------------------------  ---------------------------
                                                 2001          2002          2001           2002
                                                ------        ------        ------         ------
         Basic                                  25,811        25,908        25,760         25,884
         Dilutive effect of convertible debt        -
                                                               3,797         2,476          3,797
         Dilutive effect of options                 82            16           297            186
         Dilutive effect of warrants                64             -           118              -
                                                ------        ------        ------         ------
         Diluted                                25,957        29,721        28,651         29,867
                                                ======        ======        ======         ======

10. Interest Rate Hedge:

As of September 30, 2002, the Company was party to two interest rate swap agreements, which qualified as cash flow hedges, to fix LIBOR at 2.8225 percent on an aggregate amount of $91.0 million of the variable-rate debt outstanding under the revolving credit facility. The aggregate notional amount of the interest rate swap agreements is subject to quarterly reductions that will reduce the aggregate notional amount to $62 million by maturity in September 2003.

11. Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

                                                                   For the Nine Months Ended
                                                                         September 30,
                                                                  ----------------------------

                                                                     2001            2002
                                                                  -----------     ------------
         Non-cash investing and financing activities:
              Fair value of assets acquired                        $ 123,978         $ 13,543
              Liabilities assumed from acquisitions                  109,394            2,943
              Deferred portion of purchased accounts receivable          -              1,135
              Acquisition of purchased accounts receivable paid
                for in October 2002                                      -                946
              Warrants exercised                                         -                875

12. Commitments and Contingencies:

     Forward-Flow Agreement

NCO Portfolio currently has a fixed price, term agreement ("forward-flow") with a major financial institution that obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. As of September 30, 2002, NCO Portfolio is obligated to purchase accounts receivable at a maximum of $1.8 million per month through November 2002, with an option to renew for two additional three-month terms. A portion of the purchase price is deferred for twelve months, including a nominal rate of interest. The Company has guaranteed the obligations of NCO Portfolio under the forward-flow agreement.

     Litigation

The Company is party, from time to time, to various legal proceedings and regulatory investigations incidental to its business. The Company continually monitors these legal proceedings and regulatory investigations to determine the impact and any required accruals.

In June 2001, the first floor of the Company's Fort Washington, PA, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. During the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, PA. The Company has filed a lawsuit against the landlord of the Fort Washington facilities to terminate the leases. Due to the uncertainty of the outcome of the lawsuit, the Company recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001.

In the opinion of management no other legal proceedings or regulatory investigations, individually or in the aggregate, will have a materially adverse effect on the financial position, results of operations, cash flows, or liquidity of the Company.

13. Segment Reporting:

The Company's business consists of three operating divisions: U.S. Operations, Portfolio Management and International Operations. The accounting policies of the segments are the same as those described in note 2, "Accounting Policies."

U.S. Operations provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, utilities, education, telecommunications, and government. U.S. Operations serves clients of all sizes in local, regional and national markets. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable and customer relationship management solutions to all market sectors. U.S. Operations had total assets, net of any intercompany balances, of $732.4 million and $738.7 million at December 31, 2001 and September 30, 2002, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $153.7 million and $163.1 million at December 31, 2001 and September 30, 2002, respectively.

International Operations provides accounts receivable management services across Canada and the United Kingdom. U.S. Operations uses International Operations as a subcontractor to perform accounts receivable management services for some of its clients. International Operations had total assets, net of any intercompany balances, of $44.9 million and $52.4 million at December 31, 2001 and September 30, 2002, respectively.

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

                                                  For the Three Months Ended September 30, 2001
                                                             (amounts in thousands)
                                     ------------------------------------------------------------------------
                                                         Payroll and          Selling,
                                                           Related          General and
                                         Revenue           Expenses        Admin. Expenses         EBITDA
                                     ----------------  -----------------  -----------------   ---------------
     U.S. Operations                    $ 157,337          $ 80,810           $  64,713           $ 11,814
     Portfolio Management                  16,189               525               9,080              6,584
     International Operations               9,724             5,526               2,581              1,617
     Eliminations                          (8,903)           (1,556)             (7,347)                 -
                                        ---------          --------           ---------           --------
     Total                              $ 174,347          $ 85,305           $  69,027           $ 20,015
                                        =========          ========           =========           ========


                                                  For the Three Months Ended September 30, 2002
                                                             (amounts in thousands)
                                     ------------------------------------------------------------------------
                                                         Payroll and          Selling,
                                                           Related          General and
                                         Revenue           Expenses        Admin. Expenses         EBITDA
                                     ----------------  -----------------  -----------------   ---------------
     U.S. Operations                    $ 153,976          $ 76,857           $  58,735           $ 18,384
     Portfolio Management                  16,338               328              10,045              5,965
     International Operations              11,899             7,423               3,363              1,113
     Eliminations                         (11,671)           (2,739)             (8,932)                 -
                                        ---------          --------           ---------           --------
     Total                              $ 170,542          $ 81,869           $  63,211           $ 25,462
                                        =========          ========           =========           ========

                                                  For the Nine Months Ended September 30, 2001
                                                             (amounts in thousands)
                                     ------------------------------------------------------------------------
                                                         Payroll and          Selling,
                                                           Related          General and
                                         Revenue           Expenses        Admin. Expenses         EBITDA
                                     ----------------  -----------------  -----------------   ---------------
     U.S. Operations                    $ 477,951         $ 253,432           $ 166,991           $ 57,528
     Portfolio Management                  46,723             1,333              23,984             21,406
     International Operations              27,768            16,325               7,732              3,711
     Eliminations                         (23,791)           (3,398)            (20,393)                 -
                                        ---------         ---------           ---------           --------
     Total                              $ 528,651         $ 267,692           $ 178,314           $ 82,645
                                        =========         =========           =========           ========

                                                  For the Nine Months Ended September 30, 2002
                                                             (amounts in thousands)
                                     ------------------------------------------------------------------------
                                                         Payroll and          Selling,
                                                           Related          General and
                                         Revenue           Expenses        Admin. Expenses         EBITDA
                                     ----------------  -----------------  -----------------   ---------------
     U.S. Operations                    $ 478,569         $ 237,108           $ 172,597           $ 68,864
     Portfolio Management                  46,716             1,431              28,979             16,306
     International Operations              34,499            20,291               9,347              4,861
     Eliminations                         (32,657)           (7,361)            (25,296)                 -
                                        ---------         ---------           ---------           --------
     Total                              $ 527,127         $ 251,469           $ 185,627           $ 90,031
                                        =========         =========           =========           ========

14. Net Loss Due to Flood and Relocation of Corporate Headquarters:

In June 2001, the first floor of the Company's Fort Washington, PA headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. During the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, PA. The Company has filed a lawsuit against the landlord of the Fort Washington facilities to terminate the leases. Due to the uncertainty of the outcome of the lawsuit, the Company has recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001. The Company has also recorded other expenses and expected insurance proceeds during the third quarter of 2001 in connection with the flood and the relocation of the corporate headquarters. The net effect of the charges and the gain from the insurance proceeds included in selling, general, and administrative expenses during the third quarter of 2001 was an expense of $11.2 million. During the first quarter of 2002, the Company received insurance proceeds in excess of its original estimate, which resulted in a gain of approximately $1.0 million. This gain was included in the Statement of Income in "other income (expense)" for the nine months ended September 30, 2002.

15. Investments in Unconsolidated Subsidiaries:

NCO Portfolio owns a 100 percent retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC, which was acquired as part of the Creditrust merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. This securitization issued a note that is due the earlier of January 2004 or satisfaction of the note from collections, and had an outstanding balance of $3.1 million as of September 30, 2002. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid plus a cash reserve. As of September 30, 2002, the investment in securitization was $7.4 million, composed of $4.1 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues non-cash income at a rate of 8 percent per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid. After repayment of the note, collections are split between income and amortization of the investment in securitization based on the discounted cash flows. The Company recorded $30,000 and $105,000 of income on this investment during the three and nine months ended September 30, 2002, respectively. The cash reserves of $3.3 million plus the first $1.2 million in residual cash collections received after the securitization note has been repaid have been pledged as collateral against the Warehouse Facility (see note 8). The Company performs collection services for Creditrust SPV 98-2, LLC and recorded service fee revenue of $644,000 and $422,000 for the three months ended September 30, 2001 and 2002, respectively, and $1.4 million for the nine months ended September 30, 2001 and 2002.

NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture"), with IMNV Holdings, LLC ("IMNV"). The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. Included in "other assets" on the balance sheet is the Company's investment in the Joint Venture of $3.0 million as of September 30, 2002. Included in the Statements of Income, as "interest and investment income," were $72,000 and $375,000 for the three and nine months ended September 30, 2002, respectively, representing the Company's 50 percent share of operating income from this unconsolidated subsidiary. The Company performs collection services for the joint venture and recorded service fee revenue of $1.1 million and $3.3 million for the three and nine months ended September 30, 2002, respectively. The Joint Venture has access to capital through a specialty finance lender who, at its option, lends 90 percent of the value of the purchased accounts receivable to the Joint Venture. The debt is cross-collateralized by all portfolios within the Joint Venture in which the lender participates, and is non-recourse to NCO Portfolio. The following table summarizes the financial information of the Joint Venture as of and for the nine months ended September 30, 2002 (amounts in thousands):

           Total assets                      $ 10,868
           Total liabilities                    4,969
           Revenue                              6,732
           Net income                             750

Item 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations, the Company's growth strategy, the Company's Internet and e-commerce strategy, the final outcome of the environmental liability and the Company's litigation with its former landlord, the effects of the terrorist attacks and the economy on the Company's business, expected increases in operating efficiencies, anticipated trends in the accounts receivable management industry, estimates of future cash flows of purchased accounts receivable, estimates of goodwill impairments and amortization expense for other intangible assets, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with NCO Portfolio Management, Inc., risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks related to purchased accounts receivable, risks associated with technology, the Internet and the Company's e-commerce strategy, risks related to the environmental liability, risks relating to the Company's litigation and regulatory investigations, risks related to past or possible future terrorist attacks, risks related to the economy, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, filed March 19, 2002, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Steven L. Winokur, Executive Vice President, Finance/CFO, NCO Group, Inc., 507 Prudential Rd., Horsham, PA 19044.

     Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001

     Revenue. Revenue decreased $3.8 million, or 2.2 percent, to $170.5 million for the three months ended September 30, 2002, from $174.3 million for the comparable period in 2001. U.S. Operations, Portfolio Management and International Operations accounted for $154.0 million, $16.3 million and $11.9 million, respectively, of the revenue for the three months ended September 30, 2002. U.S. Operations' revenue included $8.9 million of revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. International Operations' revenue included $2.8 million of revenue earned on services performed for U.S. Operations that was eliminated upon consolidation.

     U.S. Operations' revenue decreased $3.3 million, or 2.1 percent, to $154.0 million for the three months ended September 30, 2002, from $157.3 million for the comparable period in 2001. The decrease in U.S. Operations' revenue was primarily attributable to a further weakening of consumer payment patterns during the third quarter. A portion of this decrease was offset by revenue from the acquisition of Great Lakes Collection Bureau, Inc.'s ("Great Lakes") collection operations in August 2002, and fees from servicing the Great Lakes portfolio for Portfolio Management. A portion of the decrease was also offset by the addition of new clients and the growth in business from certain existing clients.

     Portfolio Management's revenue increased $149,000, or 0.9 percent, to $16.3 million for the three months ended September 30, 2002, from $16.2 million for the comparable period in 2001. Portfolio Management's collections increased $2.3 million, or 8.0 percent, to $30.7 million for the three months ended September 30, 2002, from $28.4 million for the comparable period in 2001. Portfolio Management's revenue represented 53 percent of collections for the three months ended September 30, 2002, as compared to 57 percent of collections for the same period in the prior year. Revenue remained relatively unchanged due to the increase in collections offset by the decrease in revenue recognition rate. Revenue as a percentage of collections declined principally due to changes in the composition of purchased accounts receivable in 2001 versus 2002. Purchased accounts receivable acquired in, and subsequent to, the Creditrust merger were acquired at a lower internal rate of return ("IRR") compared to accounts receivable purchased prior to the Creditrust merger. Purchases of accounts receivable made in the last quarter of 2001 and the first nine months of 2002 have returns that have been targeted lower at the time of acquisition due to the tougher economic climate. The overall percentage was also lowered due to a slow-down in collections as a result of the softening economic climate in the last quarter of 2001 and the first nine months of 2002. Additionally, included in collections is approximately $1.7 million received as a partial payment on the sale of certain accounts to a leading credit card issuer. These additional proceeds included in collections had a marginal impact on revenue as the rate at which revenue is recognized period-to-period is not affected at the same rate as changes in collections due to the effective interest method of computing revenue. Additionally, portfolios with $6.5 million in carrying value, or 4.5 percent of purchased accounts receivable, as of September 30, 2002, have been impaired to date and placed on cost recovery. Accordingly, no revenue will be recorded on these portfolios after their impairment until their carrying value has been fully recovered, resulting in a lower percentage of revenue to collections. However, during the third quarter of 2002, Portfolio Management concluded a contract re-negotiation with the seller of several existing portfolios resulting in a $4.0 million cash price reduction on several purchases from 2000 and 2001. The re-negotiation included a purchase price adjustment, as well as a reimbursement for estimated lost earnings. The $4.0 million proceeds were recorded as an adjustment to purchase price of the affected portfolios in the quarter ended September 30, 2002. On several previously impaired portfolios, the cash price carrying value reduction reduced the carrying value of such portfolios, resulting in the carrying value of certain of the portfolios becoming fully recovered. Included in revenue for the three months ended September 30, 2002, was $803,000 from these fully recovered portfolios. Furthermore, revenue of approximately $354,000 was recorded during the quarter ended September 30, 2002, on several non-impaired portfolios due to the improved IRRs as a result of the cash price reduction.

     International Operations' revenue increased $2.2 million, or 22.4 percent, to $11.9 million for the three months ended September 30, 2002, from $9.7 million for the comparable period in 2001. The increase in International Operations' revenue was primarily attributable to new services provided for our U.S. Operations, the addition of new clients, and growth in business from existing clients. A portion of the increase was offset by changes in the foreign currency exchange rates used to translate the International Operations' results of operations into U.S. dollars.

     Payroll and related expenses. Payroll and related expenses decreased $3.4 million to $81.9 million for the three months ended September 30, 2002, from $85.3 million for the comparable period in 2001, and decreased as a percentage of revenue to 48.0 percent from 48.9 percent.

     U.S. Operations' payroll and related expenses decreased $3.9 million to $76.9 million for the three months ended September 30, 2002, from $80.8 million for the comparable period in 2001, and decreased as a percentage of revenue to
49.9 percent from 51.4 percent. The decrease as a percentage of revenue was primarily attributable to our continued focus on managing the amount of labor required to attain our revenue goals. A portion of the decrease was offset by the further deterioration in consumer payment patterns during the quarter that resulted in a reduction in revenue without a corresponding decrease in the fixed portion of our payroll cost structure.

     Portfolio Management's payroll and related expenses decreased $197,000 to $328,000 for the three months ended September 30, 2002, from $525,000 for the comparable period in 2001, and decreased as a percentage of revenue to 2.0 percent from 3.2 percent. Portfolio Management outsources all of its collection services to U.S. Operations and, therefore, has a relatively small fixed payroll cost structure. However, the decrease in payroll and related expenses was principally due to the legal recovery group being transferred to the U.S. Operations' attorney network, and the decrease of estimated incentive accruals to more appropriately reflect the year-end earnings projections.

     International Operations' payroll and related expenses increased $1.9 million to $7.4 million for the three months ended September 30, 2002, from $5.5 million for the comparable period in 2001, and increased as a percentage of revenue to 62.4 percent from 56.8 percent. The increase as a percentage of revenue was attributable to an increase in outsourcing services because those services typically have a higher payroll cost structure than the remainder of International Operations' business. The higher payroll cost structure of the outsourcing services was offset by a lower selling, general and administrative cost structure than the remainder of International Operations' business.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $5.8 million to $63.2 million for the three months ended September 30, 2002, from $69.0 million for the comparable period in 2001, and decreased as a percentage of revenue to 37.1 percent from 39.6 percent. The decrease as a percentage of revenue was primarily attributable to $11.2 million of one-time charges incurred during the third quarter of 2001. These one-time charges were incurred in connection with the June 2001 flood of the Company's Fort Washington, PA corporate headquarters and the resultant decision to relocate the corporate headquarters to Horsham, PA. The decrease from the one-time charges was partially offset by higher costs in the third quarter of 2002 from the reduced collectibility within our contingency revenue stream due to the further weakening of consumer payment patterns. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining performance for our clients, we had to increase spending for direct costs of collections. These costs included telephone, letter writing and postage, third party servicing fees, credit reporting, skiptracing, and legal and forwarding fees.

     Depreciation and amortization. Depreciation and amortization decreased $2.8 million to $7.0 million for the three months ended September 30, 2002, from $9.8 million for the comparable period in 2001. This decrease was the result of the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142") on January 1, 2002. SFAS 142 eliminated the amortization of goodwill, which was $3.9 million for the three months ended September 30, 2001. Partially offsetting the $3.9 million decrease was additional depreciation resulting from normal capital expenditures made in the ordinary course of business during 2001 and 2002. These capital expenditures included purchases associated with our planned migration towards a single, integrated information technology platform, the relocation of our corporate headquarters to Horsham, PA, and the acquisition of predictive dialers and other equipment required to expand our infrastructure to handle future growth. The decrease was also partially offset by the amortization of the customer list acquired in the Great Lakes asset acquisition.

     Other income (expense). Interest and investment income decreased $73,000 to $690,000 for the three months ended September 30, 2002, from $763,000 for the comparable period in 2001. This decrease was primarily attributable to lower interest rates earned on operating cash, funds held in trust on behalf of clients, and notes receivables. Interest expense decreased to $5.3 million for the three months ended September 30, 2002, from $6.6 million for the comparable period in 2001. This decrease was primarily attributable to lower interest rates and lower principal balances as a result of debt repayments made during 2001 and 2002. The decrease was partially offset by Portfolio Management's borrowings used to purchase accounts receivable portfolios, including the $20.6 million of borrowings to purchase Great Lakes' accounts receivable portfolios. Additionally, the decrease was also partially offset by the $10.5 million of borrowings under the revolving credit facility used to fund the acquisition of certain assets and related operations of Great Lakes.

     Income tax expense. Income tax expense for the three months ended September 30, 2002, increased to $5.2 million, or 37.9 percent of income before income tax expense, from $2.4 million, or 55.6 percent of income before income tax expense, for the comparable period in 2001. The decrease in the effective rate was primarily attributable to the elimination of the amortization of nondeductible goodwill related to certain acquisitions. The goodwill amortization was eliminated upon the adoption of SFAS 142 on January 1, 2002.

     Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

     Revenue. Revenue decreased $1.6 million, or 0.3 percent, to $527.1 million for the nine months ended September 30, 2002, from $528.7 million for the comparable period in 2001. U.S. Operations, Portfolio Management and International Operations accounted for $478.6 million, $46.7 million and $34.5 million, respectively, of the revenue for the nine months ended September 30, 2002. U.S. Operations' revenue included $25.3 million of revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. International Operations' revenue included $7.4 million of revenue earned on services performed for U.S. Operations that was eliminated upon consolidation.

     U.S. Operations' revenue increased $618,000 to $478.6 million for the nine months ended September 30, 2002, from $478.0 million for the comparable period in 2001. During the nine months ended September 30, 2002, U.S. Operations' revenue included incremental revenue from the addition of new clients and the growth in business from existing clients, including a positive effect on revenue attributable to an amendment of a long-term contract with a significant client during the second quarter of 2002. In addition, a portion of the increase was attributable to revenue from the acquisition of Great Lakes' collection operations in August 2002, and fees from servicing the Great Lakes portfolio for Portfolio Management. These increases were partially offset by a reduction in consumer payment patterns and volume fluctuations in our early stage delinquency business.

     Portfolio Management's revenue was $46.7 million for the nine months ended September 30, 2002 and 2001. Portfolio Management's collections increased $9.1 million, or 11.7 percent, to $87.2 million for the nine months ended September 30, 2002, from $78.1 million for the comparable period in 2001. Portfolio Management's revenue represented 54 percent of collections for the nine months ended September 30, 2002, as compared to 60 percent of collections for the same period in the prior year. Although collections increased, revenue remained unchanged due to the decrease in the revenue recognition rate. Revenue as a percentage of collections declined principally due to changes in the composition of purchased accounts receivable in 2001 versus 2002. Purchased accounts receivable acquired in, and subsequent to, the Creditrust merger were acquired at a lower internal rate of return ("IRR") compared to accounts receivable purchased prior to the Creditrust merger. Purchases of accounts receivable made in the last quarter of 2001 and the first nine months of 2002 have returns that have been targeted lower at the time of acquisition due to the tougher economic climate. The overall percentage was also lowered due to a slow-down in collections as a result of the softening economic climate in the last quarter of 2001 and the first nine months of 2002. Additionally, included in collections for the nine months ended September 30, 2002, was approximately $1.7 million received as a partial payment on the sale of certain accounts to a leading credit card issuer. These additional proceeds included in collections had a marginal impact on revenue as the rate at which revenue is recognized period-to-period is not affected at the same rate as changes in collections due to the effective interest method of computing revenue. Additionally, portfolios with $6.5 million in carrying value, or 4.5 percent of purchased accounts receivable, as of September 30, 2002, have been impaired and placed on cost recovery. Accordingly, no revenue will be recorded on these portfolios after their impairment until their carrying value has been fully recovered, resulting in a lower percentage of revenue to collections. However, during the third quarter of 2002, Portfolio Management concluded a contract re-negotiation with the seller of several existing portfolios resulting in a $4.0 million cash price reduction on purchases from 2000 and 2001. The re-negotiation included a purchase price adjustment, as well as a reimbursement for estimated lost earnings. The $4.0 million proceeds were recorded as an adjustment to purchase price of the affected portfolios in the quarter ended September 30, 2002. On several previously impaired portfolios, the cash price reduction reduced the carrying value of such portfolios, resulting in the carrying value of certain of the portfolios becoming fully recovered. Included in revenue for the nine months ended September 30, 2002, was $803,000 from these fully recovered portfolios. Furthermore, revenue of approximately $354,000 was recorded during the nine months ended September 30, 2002, on several non-impaired portfolios due to the improved IRRs as a result of the cash price reduction.

     International Operations' revenue increased $6.7 million, or 24.2 percent, to $34.5 million for the nine months ended September 30, 2002, from $27.8 million for the comparable period in 2001. This increase in International Operations' revenue was primarily attributable to new services provided for our U.S. Operations, the addition of new clients, and growth in business from existing clients. A portion of the increase was offset by changes in the foreign currency exchange rates used to translate the International Operations' results of operations into U.S. dollars.

     Payroll and related expenses. Payroll and related expenses decreased $16.2 million to $251.5 million for the nine months ended September 30, 2002, from $267.7 million for the comparable period in 2001, and decreased as a percentage of revenue to 47.7 percent from 50.6 percent.

     U.S. Operations' payroll and related expenses decreased $16.3 million to $237.1 million for the nine months ended September 30, 2002, from $253.4 million for the comparable period in 2001, and decreased as a percentage of revenue to
49.5 percent from 53.0 percent. The decrease as a percentage of revenue was primarily attributable to $10.0 million of one-time charges incurred by U.S. Operations during the second quarter of 2001. These charges related to a comprehensive streamlining of its expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations, severance costs related to terminated employees, and costs related to a decision to change the structure of our healthcare benefit programs from a large, singular benefit platform to individual plans across the country. The decrease was also attributable to our continued focus on managing our staffing levels to our business volumes, despite the difficult collection environment.

     Portfolio Management's payroll and related expenses increased $98,000 to $1.4 million for the nine months ended September 30, 2002, from $1.3 million for the comparable period in 2001, and increased as a percentage of revenue to 3.1 percent from 2.9 percent. Portfolio Management outsources all of its collection services to U.S. Operations and, therefore, has a relatively small fixed payroll cost structure. However, due to the expansion of this division and the Creditrust merger in February 2001, Portfolio Management hired additional employees during March 2001 to operate NCO Portfolio Management, Inc. as a separate public company. The increase was attributable to a full nine months of these additional employees during 2002. Offsetting a portion of this increase in payroll and related expenses was the transfer of the legal recovery group to the U.S. Operations' attorney network, and the decrease of estimated incentive accruals to more appropriately reflect our year-end earnings projections.

     International Operations' payroll and related expenses increased $4.0 million to $20.3 million for the nine months ended September 30, 2002, from $16.3 million for the comparable period in 2001, and remained constant as a percentage of revenue at 58.8 percent. Although payroll and related expenses remained at 58.8 percent, the prior year expenses included $736,000 of one-time charges incurred by International Operations during the second quarter of 2001. These charges related to a comprehensive streamlining of its expense structure. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations and severance costs related to terminated employees. Excluding the one-time charges, the payroll and related expenses increased as a percentage of revenue due to an increase in outsourcing services because those services typically have a higher payroll cost structure than the remainder of International Operations' business. The higher payroll cost structure of the outsourcing services was offset by a lower selling, general and administrative cost structure than the remainder of International Operations' business.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.3 million to $185.6 million for the nine months ended September 30, 2002, from $178.3 million for the comparable period in 2001, and increased as a percentage of revenue to 35.2 percent from 33.7 percent. The increase as a percentage of revenue was primarily attributable to reduced collectibility within our contingency revenue stream due to the effects of the difficult collection environment. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining performance for our clients, we had to increase spending for direct costs of collections. These costs included telephone, letter writing and postage, third party servicing fees, credit reporting, skiptracing, and legal and forwarding fees. The increase as a percentage of revenue was partially offset by $11.2 million of one-time charges incurred during the third quarter of 2001. These one-time charges were incurred in connection with the June 2001 flood of the Company's Fort Washington, PA corporate headquarters and the resultant decision to relocate the corporate headquarters to Horsham, PA. Additionally, a portion of the increase was offset by $1.8 million of one-time charges incurred during the second quarter of 2001 related to a comprehensive streamlining of its expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily related to real estate obligations for closed facilities and equipment rental obligations.

     Depreciation and amortization. Depreciation and amortization decreased $8.6 million to $19.8 million for the nine months ended September 30, 2002, from $28.4 million for the comparable period in 2001. This decrease was the result of the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142") on January 1, 2002. SFAS 142 eliminated the amortization of goodwill, which was $11.7 million for the nine months ended September 30, 2001. Partially offsetting the $11.7 million decrease was additional depreciation resulting from normal capital expenditures made in the ordinary course of business during 2001 and 2002. These capital expenditures included purchases associated with our planned migration towards a single, integrated information technology platform, the relocation of our corporate headquarters to Horsham, PA, and the acquisition of predictive dialers and other equipment required to expand our infrastructure to handle future growth. The decrease was also partially offset by the amortization of the customer list acquired in the Great Lakes asset acquisition.

     Other income (expense). Interest and investment income decreased $423,000 to $2.1 million for the nine months ended September 30, 2002, from $2.6 million for the comparable period in 2001. This decrease was primarily attributable to lower interest rates earned on operating cash, funds held in trust on behalf of clients, and notes receivables. Interest expense decreased to $15.2 million for the nine months ended September 30, 2002, from $21.3 million for the comparable period in 2001. This decrease was primarily attributable to lower interest rates and lower principal balances as a result of debt repayments made during 2001 and 2002. The decrease was partially offset by a full nine months of interest from the Portfolio Management's $36.3 million of borrowings made in connection with the Creditrust merger in February 2001 and its subsequent borrowings used to purchase accounts receivable portfolios, including the $20.6 million of borrowings to purchase Great Lakes' accounts receivable portfolios. In addition, a portion of the decrease was offset by a full nine months of interest from securitized debt that was assumed as part of the Creditrust merger. During the nine months ended September 30, 2002, we recorded a net expense of $290,000. This expense was the net effect of a $1.0 million insurance gain, and a $1.3 million net expense from the estimated settlement of an environmental liability. The gain resulted from the settlement of the insurance claim related to the June 2001 flood of the Fort Washington facilities. The insurance gain was principally due to greater than estimated insurance proceeds. The expense from the environmental liability was the result of contamination that allegedly occurred in the pre-acquisition operations of a company acquired by a subsidiary of Medaphis Services Corporation. We acquired Medaphis Services Corporation in November 1998. These operations were unrelated to the accounts receivable outsourcing business.

     Income tax expense. Income tax expense for the nine months ended September 30, 2002, increased to $21.6 million, or 37.9 percent of income before income tax expense, from $14.8 million, or 41.7 percent of income before income tax expense, for the comparable period in 2001. The decrease in the effective rate was primarily attributable to the elimination of the amortization of nondeductible goodwill related to certain acquisitions. The goodwill amortization was eliminated upon the adoption of SFAS 142 on January 1, 2002.

     Liquidity and Capital Resources

     Historically, our primary sources of cash have been bank borrowings, equity and debt offerings, and cash flows from operations. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

     Cash Flows from Operating Activities. Cash provided by operating activities was $56.1 million for the nine months ended September 30, 2002, compared to $61.3 million for the same period in 2001. The decrease in cash provided by operations was primarily attributable to a $9.2 million decrease in accounts payable and accrued expenses as compared to a $17.9 million increase for the same period in the prior year. The increase in 2001 was primarily attributable to the accruals made in connection with the $23.8 million of one-time charges incurred during the second and third quarter of 2001. The payment of many of these accruals occurred during 2002, including the termination liability from our prior healthcare plan. A portion of the decrease was offset by less of an increase in accounts receivable as a result of our increased efforts to improve the collectibility of our accounts receivables. Of the $15.1 million increase in net income, $6.2 million represented the increase after the elimination of goodwill amortization. This increase in net income, net of goodwill amortization, also partially offset the decrease.

     Cash Flows from Investing Activities. Cash used in investing activities was $39.9 million for the nine months ended September 30, 2002, compared to $41.5 million for the same period in 2001. Purchases of accounts receivables for the nine months ended September 30, 2002 was $50.2 million, including the $22.9 purchase of the Great Lakes portfolio, as compared to $39.5 million for the comparable period in 2001, and collections applied to principal of purchased accounts receivable was $41.4 million as compared to $26.8 million. The increase in collections applied to principal was due to collections from accounts receivables purchased during 2001 and 2002, and a full nine months of collections from the accounts receivables purchased as part of the February 2001, Creditrust Corporation ("Creditrust") merger. Net cash paid during the nine months ended September 30, 2002, in connection with the acquisition of Great Lakes in August 2002, was $10.9 million, as compared to $11.1 million of net cash paid during the nine months ended September 30, 2001, in connection with the Creditrust merger.

     Purchases of property and equipment were $23.8 million for the nine months ended September 30, 2002, compared to $20.5 million for the same period in 2001.

     Cash Flows from Financing Activities. Cash used in financing activities was $17.3 million for the nine months ended September 30, 2002, compared to cash used in financing activities of $5.5 million for the same period in 2001. The cash used in financing activities during the nine months ended September 30, 2002 resulted from repayments of borrowings under our revolving credit facility and repayments of securitized debt assumed as part of the Creditrust merger. These repayments were partially offset by the $10.5 million borrowed from under the revolving credit facility to fund the acquisition of Great Lakes' collection operations and the $20.6 million borrowed from CFSC Capital Corp. XXXIV to purchase Great Lakes' accounts receivable portfolio. The cash used in financing activities during the nine months ended September 30, 2001 related to the net borrowings under the revolving credit facility made in connection with the Creditrust merger that were used to repay the acquired notes payable, finance purchased accounts receivable, and other acquisition related liabilities.

     Credit Facility. We have a credit agreement with Citizens Bank of Pennsylvania, formerly Mellon Bank, N.A., ("Citizens Bank"), for itself and as administrative agent for other participating lenders, structured as a revolving credit facility. The balance under the revolving credit facility is due on May 20, 2004 (the "Maturity Date"). The borrowing capacity of the revolving credit facility is subject to quarterly reductions of $5.2 million until the Maturity Date, and 50 percent of the net proceeds received from any offering of debt or equity. As of September 30, 2002, the maximum borrowing capacity and the availability under the revolving credit facility were $251.9 million and $69.7 million, respectively.

     At our option, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 0.25 percent to 0.50 percent, which is determined quarterly based upon our consolidated funded debt to earnings before interest, taxes, depreciation, and amortization, also referred to as EBITDA, ratio (Citizens Bank's prime rate was 4.75 percent at September 30, 2002), or the London InterBank Offered Rate, also referred to as LIBOR, plus a margin of 1.25 percent to 2.25 percent depending on our consolidated funded debt to EBITDA ratio (LIBOR was 1.82 percent at September 30, 2002). We are charged a fee on the unused portion of the credit facility ranging from 0.13 percent to
0.38 percent depending on our consolidated funded debt to EBITDA ratio.

     In connection with the Creditrust merger, the revolving credit facility was amended to provide NCO Portfolio with a $50 million revolving line of credit in the form of a sub-facility under the existing revolving credit facility. The borrowing capacity of the sub-facility is subject to mandatory reductions including four quarterly reductions of $2.5 million beginning March 31, 2002, through December 31, 2002. Effective March 31, 2003, quarterly reductions of $3.75 million are required until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25 million. NCO Portfolio's borrowings bear interest at a rate equal to NCO's interest rate under the revolving credit facility plus 1.00 percent. As of September 30, 2002, there was $8.6 million available under the NCO Portfolio sub-facility.

     During February 2002, we entered into two interest rate swap agreements, which qualified as cash flow hedges, to fix LIBOR at 2.8225 percent on an original aggregate amount of $102 million of the variable-rate debt outstanding under the revolving credit facility. The aggregate notional amount of the interest rate swap agreements is subject to quarterly reductions that will reduce the aggregate notional amount to $62 million by maturity in September 2003. As of September 30, 2002, a notional amount of $91.0 million was covered by the interest rate swap agreements.

     Borrowings under the revolving credit facility are collateralized by substantially all of our assets, including the common stock of NCO Portfolio, and certain assets of NCO Portfolio. The balance under the revolving credit facility will become due on May 20, 2004. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of September 30, 2002, we were in compliance with all required covenants.

     Convertible Notes. In April 2001 we completed the sale of $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes due 2006 ("Notes") in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are convertible into our common stock at an initial conversion price of $32.92 per share and are payable in April 2006. We used the $121.3 million of net proceeds from this offering to repay debt under our revolving credit agreement. In accordance with the terms of the credit agreement, 50 percent of the net proceeds from the Notes permanently reduced the maximum borrowings available under the revolving credit facility.

     Non-Recourse Debt. In August 2002, NCO Portfolio entered into a four-year exclusivity agreement with CFSC Capital Corp. XXXIV ("Cargill"). The agreement stipulates that all purchases of accounts receivable with a purchase price in excess of $4 million, with limited exceptions, shall be offered to Cargill for financing at its discretion. The agreement has no minimum or maximum credit authorization. NCO Portfolio may terminate the agreement at any time after 24 months for a cost of $125,000 per month for each month of the remaining four years, payable monthly. If Cargill chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, with floating interest at Prime plus 3.25 percent. Each borrowing is due twenty-four months after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional interest, Cargill will receive a residual of 40 percent in perpetuity, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note and the initial investment by NCO Portfolio, including interest. The financing is non-recourse to NCO Portfolio's other assets. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill financed portfolios, in addition to other remedies. As of September 30, 2002, we were in compliance with all required covenants.

     Off-Balance Sheet Arrangements

     NCO Portfolio owns a 100 percent retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC, which was acquired as part of the merger with Creditrust. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized. This securitization issued a note that is due in January 2004 and had a balance of $3.1 million as of September 30, 2002. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid plus a cash reserve. As of September 30, 2002, the investment in securitization was $7.4 million, composed of $4.1 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues non-cash income at a rate of 8 percent per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid, after which the collections are split between income and amortization of the investment in securitization based on the discounted cash flows. NCO Portfolio recorded $30,000 and $105,000 of income on this investment for the three months and nine months ended September 30, 2002, respectively. The off-balance sheet cash reserves of $3.3 million plus the first $1.2 million in residual cash collections received after the securitization note has been repaid have been pledged as collateral against another securitized note.

     NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture"), with IMNV Holdings, LLC ("IMNV"). The Joint Venture was set up in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. NCO Portfolio and IMNV each had an investment in the Joint Venture of $3.0 million as of September 30, 2002. Included in the Statements of Income, as "interest and investment income," were $72,000 and $375,000 for the three and nine months ended September 30, 2002, respectively, representing NCO Portfolio's 50 percent share of operating income from this unconsolidated subsidiary. The Joint Venture has access to capital through a specialty finance lender who, at its option, lends 90 percent of the value of the purchased accounts receivable to the Joint Venture. The debt is cross-collateralized by all portfolios within the Joint Venture in which the lender participates, and is non-recourse to NCO Portfolio.

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

     As of September 30, 2002, our balance sheet included goodwill that represented 54.2 percent of total assets and 115.4 percent of shareholders' equity.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142"). As a result of adopting SFAS 142, we no longer amortize goodwill. Goodwill must be tested at least annually for impairment, including an initial test that was completed in connection with the adoption of SFAS 142. The test for impairment uses a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. We did not incur any impairment charges in connection with the adoption of SFAS 142 and do not believe that goodwill is impaired at September 30, 2002.

     Critical Accounting Policies

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations: revenue recognition for purchased accounts receivable and long-term contingency fee contracts; bad debts; and deferred taxes. These and other critical accounting policies are described in Note 2 to these financial statements, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our 2001 financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Impact of Recently Issued and Proposed Accounting Pronouncements

     During 2001, the Accounting Staff Executive Committee approved an exposure draft on a proposed Statement of Position, "Accounting for Discounts Related to Credit Quality" ("SOP"). The proposed SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio's initial cost of accounts receivable acquired. The proposed SOP would require that the excess of the contractual cash flows over expected future cash flows not be recognized as an adjustment of revenue, expense or on the balance sheet. The proposed SOP would freeze the internal rate of return ("IRR") originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. The exposure draft provides that previously issued annual financial statements would not need to be restated. Until final issuance of this SOP, we cannot ascertain its effect on our reporting.

Item 3
           Quantitative and Qualitative Disclosures about Market Risk

     Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4
                             Controls and Procedures

     Quarterly evaluation of the Company's Disclosure Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

     Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or and its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.


     In accord with SEC requirements, the CEO and CFO note that, to the best of their knowledge, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information


Item 1. Legal Proceedings

          In June 2001, the first floor of the Company's Fort Washington, PA, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. During the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, PA. The Company has filed a lawsuit against the landlord of the Fort Washington facilities to terminate the leases. Due to the uncertainty of the outcome of the lawsuit, the Company recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001.

          AssetCare, Inc., a subsidiary of the Company acquired as part of the Medaphis Services Corporation acquisition, was identified in an administrative order issued by the State of California as a party that is partially responsible for cleanup costs associated with a former scrap recycling site next to Humboldt Bay in California. The subsidiary was identified as a successor-in-interest to a former scrap recycler who conducted limited operations at the site. The subsidiary was also named in a civil proceeding brought by one of the owners of the site as a party that is responsible for the costs that will be incurred by the owner for complying with the terms of the order. AssetCare agreed to pay $1,410,000 to settle the claims in the litigation with the owner in exchange for a full release from the owner. Subsequently, the Company reached an agreement with the former owner of Medaphis Services Corporation pursuant to which they agreed to partially reimburse the Company an agreed amount for its indemnification claims under the acquisition agreement.

          The Company is involved in legal proceedings and regulatory investigations from time to time in the ordinary course of its business. Management believes that none of these legal proceedings or regulatory investigations will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 2. Changes in Securities

     None - not applicable

Item 3. Defaults Upon Senior Securities

     None - not applicable

Item 4. Submission of Matters to a Vote of Shareholders

     None - not applicable

Item 5. Other Information

          During the period beginning on July 30, 2002 (the date of the enactment of the Sarbanes-Oxley Act of 2002) and September 30, 2002, the Company's Audit Committee approved the performance of the following non-audit services by the Company's independent auditors, Ernst & Young
     LLP:

          o The Company routinely utilizes the services of Ernst & Young LLP to review the financial records of companies that are potential acquisition canadates. Such services do not always culminate in an acquisition of the target company. During the quarter ended September 30, 2002, Ernst & Young LLP was engaged to perform two such engagements.

          o An assessment and implementation review of the Company's compliance with the Health Insurance Portability and Accountability Act of 1996.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        10.1 Ninth Amendment and Consent, dated October 31, 2002, to the Fifth Amended and Restated Credit Agreement dated as of December 31, 1999 by and among NCO Group, Inc., as Borrower, Citizens Bank of Pennsylvania (successor to Mellon Bank, N.A.), as Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

        99.1    Consolidating Schedule

        99.2    Chief Executive Officer Certification of Financial Statements

        99.3    Chief Financial Officer Certification of Financial Statements

(b)     Reports on Form 8-K

        Date of Filing        Item Reported
        --------------        -------------

        8/21/02               Item 7 and Item 9 - Press release and conference
                                    call transcript from the earnings release for the second quarter of 2002

        8/22/02               Item 7 and Item 9 - Press release announcing the
                                    acquisition of the net assets and results of operations of Great Lakes Collection Bureau, Inc.

        9/03/02               Item 2 and Item 7 - Great Lakes Collection Bureau,
                                    Inc. acquisition

        9/18/02               Item 7 and Item 9 - Press release announcing
                                    investor guidance for the third quarter of
                                    2002

        9/25/02               Item 7 and Item 9 - Amendment to the Form 8-K for
                                    the press release and conference call
                                    transcript from the earnings release for the second quarter of 2002

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2002                  By: /s/ Michael J. Barrist
                                             ----------------------
                                             Michael J. Barrist
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (principal executive officer)



Date: November 14, 2002                  By: /s/ Steven L. Winokur
                                             ---------------------
                                             Steven L. Winokur
                                             Executive Vice President, Finance,
                                             Chief Financial Officer and
                                             Treasurer
                                             (principal financial and accounting
                                             officer)

                                 CERTIFICATIONS

I, Michael J. Barrist, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of NCO Group, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


/s/ Michael J. Barrist
----------------------
Michael J. Barrist
Chairman, Chief Executive Officer,
and President
(Principal Executive Officer)

                                 CERTIFICATIONS

I, Steven L. Winokur, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of NCO Group, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


/s/ Steven L. Winokur
---------------------
Steven L. Winokur
Executive Vice President, Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)