Form 10-K
period 2002-12-31
NCO GROUP INC
filed 2003-03-14
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
    (Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2002
                                             -----------------
                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                           Commission File No. 0-21639
                                               -------

                                 NCO GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

Pennsylvania                                         23-2858652
-------------------------------                      -------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                      Identification No.)

507 Prudential Road, Horsham, Pennsylvania           19044
-------------------------------------------          ------------
 (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (215) 441-3000
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                           Common stock, no par value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).       Yes [X]     No [ ]

The aggregate market value of voting and nonvoting common equity held by nonaffiliates was approximately $430,810,000(1).

The number of shares of the registrant's common stock outstanding as of March 11, 2003 was 25,908,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement to be filed in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.


                                _________________



(1) The aggregate market value of the voting and nonvoting common equity held by nonaffiliates set forth equals the number of shares of the registrant's common stock outstanding, reduced by the number of shares of common stock held by officers, directors and shareholders owning 10 percent or more of the registrant's common stock, multiplied by $22.09, the last reported sale price for the registrant 's common stock on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record-keeping purposes of the Securities and Exchange Commission.

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                     PART I

Item 1.       Business.                                                                           2
Item 2.       Properties.                                                                        23
Item 3.       Legal Proceedings.                                                                 23
Item 4.       Submission of Matters to a Vote of Security Holders.                               23
Item 4.1      Executive Officers of the Registrant who are not also Directors.                   24

                                     PART II

Item 5.       Market for Registrant's Common Equity and
                  Related Shareholder Matters.                                                   25
Item 6.       Selected Financial Data.                                                           26
Item 7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                           27
Item 7a       Quantitative and Qualitative Disclosures about Market Risk.                        44
Item 8.       Financial Statements and Supplementary Data.                                       44
Item 9.       Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure.                                                      44

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.                                45
Item 11.      Executive Compensation.                                                            45
Item 12.      Security Ownership of Certain Beneficial Owners and Management
                  and Related Shareholder Matters.                                               45
Item 13.      Certain Relationships and Related Transactions.                                    45
Item 14.      Controls and Procedures.                                                           45


                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                  47
              Signatures.                                                                        53
              Section 302 Certifications.                                                        54

              Index to Consolidated Financial Statements and Financial
                  Statement Schedule.                                                           F-1


     As used in this Annual Report on Form 10-K, unless the context otherwise requires, "we," "us," "our," "Company" or "NCO" refers to NCO Group, Inc. and its subsidiaries.

Forward-Looking Statements

     Certain statements included in this Annual Report on Form 10-K, including without limitation statements in Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and statements other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations, the Company's growth strategy, the Company's Internet and e-commerce strategy, the final outcome of the environmental liability and the Company's litigation with its former landlord, the effects of the terrorist attacks, war and the economy on the Company's business, expected increases in operating efficiencies, anticipated trends in the accounts receivable management industry, estimates of future cash flows of purchased accounts receivable, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with NCO Portfolio Management, Inc. ("NCO Portfolio"), risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks related to purchased accounts receivable, risks associated with technology, the Internet and the Company's e-commerce strategy, risks related to the environmental liability, risks relating to the Company's litigation and regulatory investigations, risks related to past or possible future terrorist attacks, risks related to the threat or outbreak of war or hostilities, risks related to the current economic condition in the United States, risks related to the Company's foreign operations, risks related to the economy, and other risks described under Item 1. "Business - Investment Considerations" or in the Company's other filings made from time to time with the Securities and Exchange Commission, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise.

Restatement of Financial Statements

     On February 6, 2003, our independent auditors informed us that, based on their further internal review and consultation, they no longer considered our methodology for revenue recognition for a long-term guarantee contract appropriate under revenue recognition guidelines. Further review by us with our independent auditors led us to conclude that we should change our method of revenue recognition for the contract. The change resulted in the deferral of the recognition of revenue under the contract until such time as any contingencies related to the realization of revenue have been resolved. Our financial statements and the accompanying notes for the years ended December 31, 2000 and 2001, have been restated for a correction of an error due to this change.

                                     PART I

Item 1. Business.

General

     We believe we are the largest provider of outsourced accounts receivable management and collection services in the world, serving a wide range of clients in North America and abroad. Our extensive industry knowledge, technological expertise, management depth, and long-standing client relationships enable us to deliver customized solutions that improve our clients' accounts receivable recovery rates, thus improving their financial performance. Our services are provided through the utilization of sophisticated technologies including advanced workstations, leading-edge client interface systems, and call management systems composed of predictive dialers, automated call distribution systems, digital switching and customized computer software. We have approximately 9,300 employees who provide our services through the operation of 76 centers.

     Our website is www.ncogroup.com. We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

     In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings (excluding exhibits) made with the SEC. Requests should be directed to:

         NCO Group, Inc.
         507 Prudential Road
         Horsham, PA  19044
         Attention:  Steven L. Winokur, Executive Vice President, Finance,
                     Chief Financial Officer and Treasurer

     The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

Industry Background

     Increasingly, companies are outsourcing many noncore functions to focus on revenue-generating activities, reduce costs and improve productivity. In particular, many large corporations are recognizing the advantages of outsourcing accounts receivable management and collections. This trend is being driven by a number of industry-specific factors:

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

o Second, the increasing complexity of the collection process that requires sophisticated call management and database systems for efficient collections.
o Third, the trend in certain industries to outsource noncore functions, due to competitive pressures, changing regulations and/or required capital expenditures.
o Fourth, the increased focus by credit grantors on early identification and intervention in pre-delinquent debt (i.e., debt with an average age of less than 90 days).

     We operate in a large industry with positive growth dynamics. Growth in our industry is fundamentally driven by the continuing growth in consumer and commercial debt. According to The Kaulkin Report, an industry publication, overall consumer debt in 2000 exceeded $8.3 trillion. Approximately $135 billion of delinquent consumer debt was estimated to have been placed for collection with third-party collection agencies during 2000, nearly double the $73 billion placed in 1990. The primary market sectors within our industry are financial services, healthcare, and retail and commercial. Other important market sectors include telecommunications, utilities, and government.

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

     Enhance our operating margins - Until 2001, we focused primarily on realizing efficiencies through the integration of acquired companies. Over the next several years, we intend to continue to pursue the following initiatives to increase profitability:

o  standardization of systems and practices;
o  consolidation of facilities;
o  automation of clerical functions;
o use of statistical analysis to improve performance and reduce direct unit costs;
o  leveraging our purchasing power; and
o  leveraging foreign labor.

     Business Process Improvements - We continually develop and enhance our technology and infrastructure with initiatives that improve the efficiency of our operations and enhance client service. Examples of recent initiatives include:

o Online access for Attorney Network Services: We went "live" with our new Attorney Network System (E-Recoverease), which brings us online with over 70 attorneys from across the United States. They are now able to receive, process, and return updates for all forwarded accounts using the latest web server technology.

o Quality control over client data exchange: We have continued to develop a proprietary software product that tracks both the client inbound files and the client remittance files. The system now incorporates all the features for both quality and production control.

o Enhanced technology for commercial collections: We completed a comprehensive re-engineering of the business processes for our commercial collections. This re-engineering, coupled with the introduction of redesigned proprietary software, will improve both sales and collections, as well as credit investigative reporting services.

o Web enabled electronic bill payment for our clients and their customers: We have developed web-based platforms that process real-time credit card authorizations and electronic bank drafts that are then applied to customer accounts on the client's billing system. The system is available to the clients' employees inside their own call centers and to their customers for self service over the Internet.

o Improved client host integration: We continue to see increased efficiency gains by integrating and automating client host connections and their associated workflows utilizing the NCO ACCESS Interface Manager. Our representatives are able to work on our systems and the client systems together from a single interface that is common across all call centers, yet customized to accommodate each client's workflow. This delivers benefits including a reduction in project ramp-up time, a reduction in training costs, and an overall increase in account representative productivity.

o On-going business process reengineering: We continue to drive improved performance and reduced cost through our on-going focus on business process improvement. For instance, we are in the final stages of automating a clerical area that has historically managed our bankruptcy notification process. In the past this area manually processed over half a million paper bankruptcy notifications per year, all according to unique internal and external customer requirements. We took this from a paper-based process, with an average turn around time of weeks, to an entirely electronic process, with a turn around measured in hours.

o Technology Support Center: We have just completed construction and integration of our Technology Support Center. This industry-leading IT Infrastructure monitoring and management system provides graphical displays and a notification system that rapidly alerts trained staff to potential business-impacting problems. In many cases, the staff is alerted before the end-user community is affected. This industry innovation allows us to combine the classic IT Help Desk and the 1st and 2nd levels of systems and network administration roles to provide maximized return on investment, increased quality of end-user support, and a single point of information coordination and dissemination to our end users, IT engineers, and business management.

     Expand internationally - We believe that business process outsourcing is gaining widespread acceptance throughout Canada, Europe and Australasia. Our international expansion strategy is designed to capitalize on each of these markets in the near term, as well as continue to develop access to lower cost foreign labor. We operate in Canada and the United Kingdom through wholly owned subsidiaries and are one of the largest providers of consumer collection services in both of these markets. We expect to further penetrate these markets through increased sales of accounts receivable management and collection services. Additionally, we expect to pursue direct investments, strategic alliances and partnerships as well as further explore acquisitions in these markets. For example, we formed a strategic alliance with MIRAE Credit Information Services in 2001 to provide an entry into the Korean market. These type of alliances enhance our service offerings as well as increase the awareness of NCO as a global provider of accounts receivable management and collection services.

     In addition to providing services to these core markets, we also provide our domestic clients with a cost-effective option of using foreign labor markets such as India to provide effective services. We currently have approximately 190 telephone representatives working in India for our U.S clients. We are in the process of expanding our presence in India as well as exploring new opportunities in other labor markets such as Australia, Central America and the Caribbean.

     Increase purchases of delinquent accounts receivable through NCO Portfolio
- Since 1991, we have purchased, collected and managed portfolios of purchased accounts receivable. These portfolios have consisted primarily of delinquent accounts receivable. Due to the profitability of these purchases, we expanded our presence in this marketplace in 1999 and determined that it would be beneficial to further expand our presence, while at the same time limiting our exposure to credit risk. Through the merger of our subsidiary NCO Portfolio with Creditrust in February 2001, we have created one of the few publicly traded companies purchasing delinquent accounts receivable. Under the terms of our credit agreement, our investment in NCO Portfolio currently is limited to our $25.0 million equity investment and a credit subfacility. The borrowing capacity of the subfacility is subject to quarterly reductions and the borrowing capacity was $40.0 million as of December 31, 2002. In order to take advantage of larger purchase opportunities without increasing its exposure to individual portfolios, NCO Portfolio entered into a four-year financing agreement with CFSC Capital Corp. XXXIV ("Cargill") in August 2002. The agreement stipulates that all purchases of accounts receivable by NCO Portfolio with a purchase price in excess of $4.0 million, with limited exceptions, must be first offered to Cargill for the opportunity to finance. Cargill, at its sole discretion, has the right to refuse to finance any of the purchased accounts receivable. Borrowings under this financing agreement are nonrecourse to us and NCO Portfolio but are collateralized by the accounts receivable purchased through Cargill and cross-collateralized with all other accounts receivable purchases financed by Cargill.

     As of December 31, 2002, NCO Portfolio had an investment of $3.4 million for its 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture") with IMNV Holdings, LLC ("Marlin"). The Joint Venture was set up to purchase utility, medical and other various small balance accounts receivable. The Joint Venture is accounted for using the equity method of accounting. The Joint Venture has access to capital through a specialty finance lender who, at its option, lends 90 percent of the value of the purchased accounts receivable to the Joint Venture. The debt is cross-collateralized by all portfolios in which the lender participates, and is nonrecourse to NCO Portfolio.

     In the future, NCO Portfolio may develop additional growth opportunities including partnerships with banks, commercial lenders, and other investors who will provide additional funding sources for purchases of delinquent accounts receivable. By utilizing such risk-sharing partnerships, NCO Portfolio will gain access to capital while limiting both our and NCO Portfolio's exposure to credit risk.

     Continue to explore strategic acquisition opportunities - During 2002, we completed the acquisitions of Great Lakes Collection Bureau, Inc. and The Revenue Maximization Group, Inc. The accounts receivable management and collection industry is highly fragmented with over 6,500 participants in the United States. The vast majority of these participants are small, local businesses. Although our focus is on internal growth, we believe we will continue to find attractive acquisition opportunities over time.

     HIPAA compliance - With the enactment of new standards for privacy, data security, and administrative simplification under the Health Insurance Portability and Accountability Act of 1996, referred to as HIPAA, we have concluded an in-depth analysis to identify areas for further improvement in all of our privacy compliance practices. In 2003, this will result in the implementation of additional compliance training and awareness programs for our healthcare service employees, as well as enhanced security at various facilities. This investment in HIPAA compliance sets a high standard for "best practices" that will be applied across all of our business lines to ensure the protection and the confidentiality of our clients' data.


Services

     Accounts Receivable Management and Collection

     We provide a wide range of accounts receivable management and collection services to our clients by utilizing an extensive technological infrastructure. Although most of our accounts receivable management and collection services to date have focused on the recovery of traditional delinquent accounts, we also engage in the recovery of current accounts receivable and early stage delinquencies (generally, accounts which are 90 days or less past due). We generate approximately 70 percent of our revenue from the recovery of delinquent accounts receivable on a contingency fee basis. In addition, we generate revenue from fixed fees for certain accounts receivable management and collection and other related services. We seek to be a low-cost provider and, as such, our contingent fees typically range from 15 percent to 35 percent of the amounts recovered on behalf of our clients. However, fees can range from six percent for the management of accounts placed early in the accounts receivable cycle to 50 percent for accounts that have been serviced extensively by the client or by third-party providers. Our average fee for contingency based revenue across all industries, excluding the long-term guarantee contract, was approximately 19 percent during 2002, 2001 and 2000.

     Accounts receivable management and collection services typically include the following activities:

     Engagement Planning. Our approach to accounts receivable management and collection for each client is determined by a number of factors including account size and demographics, the client's specific requirements and management's estimate of the collectibility of the account. We have developed a library of standard processes for accounts receivable management and collection, which is based upon our accumulated experience. We integrate these processes with our client's requirements to create a customized recovery solution. In many instances, the approach will evolve and change as the relationship with the client develops and both parties evaluate the most effective means of recovering accounts receivable. Our standard approach, which may be tailored to the specialized requirements of each client, defines and controls the steps that will be undertaken by us on behalf of the client and the manner in which we will report data to the client. Through our systematic approach to accounts receivable management and collection, we remove most decision making from the recovery staff and ensure uniform, cost-effective performance.

     Once the approach has been defined, we electronically or manually transfer pertinent client data into our information system. When the client's records have been established in our system, we begin the recovery process.

     Skip-tracing. In cases where the client's customer's telephone number or address is unknown, we systematically search the U.S. Post Office National Change of Address service, consumer databases, electronic telephone directories, credit agency reports, tax assessor and voter registration records, motor vehicle registrations, military records and other sources. The geographic expansion of banks, credit card companies, national and regional telecommunications companies, and managed healthcare providers, along with the mobility of consumers, has increased the demand for locating the client's customers. Once we have located the client's customer, the notification process can begin.

     Account Notification. We initiate the recovery process by forwarding an initial letter that is designed to seek payment of the amount due or open a dialogue with client's customers who cannot afford to pay at the current time. This letter also serves as an official notification to each client's customer of his or her rights as required by the Federal Fair Debt Collection Practices Act. We continue the recovery process with a series of mail and telephone notifications. Telephone representatives remind the client's customer of their obligation, inform them that their account has been placed for collection with us and begin a dialogue to develop a payment program.

     Credit Reporting. At a client's request, we will electronically report delinquent accounts to one or more of the national credit bureaus where it will remain for a period of up to seven years. The possible denial of future credit often motivates the resolution of past due accounts.

     Payment Process. After we receive payment from the client's customer, we can either remit the amount received minus our fee to the client or remit the entire amount received to the client and subsequently bill the client for our services.

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

     NCOePayments. We can provide clients with a virtual 24-hour payment center that is accessible by the use of telephones or the Internet.

     Credit and Investigative Reporting Service. We develop the information needed to profile commercial debtors and make decisions affecting extensions of credit.

     NCO Benefit Systems. We administer compliant COBRA administration services for human resources departments.

Technology and Infrastructure

     We have made a substantial investment in our information systems such as "thin client" network computing devices, predictive dialers, automated call distribution systems, digital switching and customized computer software, including the NCO ACCESS Interface Manager. As a result, we believe we are able to address accounts receivable management and collection activities more reliably and more efficiently than our competitors. Our Information Technology staff is comprised of approximately 200 employees led by a Chief Information Officer. We provide our services through the operation of 76 centers that are electronically linked through an international wide area network, with the exception of our two United Kingdom centers.

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

     Our call centers utilize predictive dialers with over 4,650 stations to address our low balance, high-volume accounts. These systems scan our databases, simultaneously initiate calls on all available telephone lines and determine if a live connection is made. Upon determining that a live connection has been made, the computer immediately switches the call to an available representative and instantaneously displays the associated account record on the representative's workstation. Calls that reach other signals, such as a busy signal, telephone company intercept or no answer, are tagged for statistical analysis and placed in priority recall queues or multiple-pass calling cycles. The system also automates virtually all record keeping and follow-up activities including letter and report generation. Our automated method of operations dramatically improves the productivity of our collection staff.

Sales and Marketing

     Our sales force is organized at the corporate level to address clients by need, based upon their respective complexity, geography and industry. We utilize a focused and professional direct selling effort in which sales representatives personally cultivate relationships with prospective and existing clients. Our direct sales force consists of approximately 70 people, and for the commercial sector, approximately 270 telephone sales representatives. Each sales representative is charged with identifying leads, qualifying prospects and closing sales. When appropriate, our operating personnel will join in the sales effort to provide detailed information and advice regarding our operational capabilities. We supplement our direct sales effort with print media and attendance at trade shows.

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

Client Relationships

     Our client base currently includes over 50,000 companies in the financial services, healthcare, retail and commercial, utilities, education, telecommunications and government sectors. Our 10 largest clients in 2002 accounted for approximately 31 percent of our revenue. In 2002, no client accounted for more than 8 percent of total revenue. In 2002, we derived 39.2 percent of our revenue, excluding purchased accounts receivable, from financial services (which included the banking and insurance sectors), 24.5 percent from healthcare organizations, 18.1 percent from retail and commercial entities, 6.2 percent from utilities, 5.7 percent from telecommunications companies, 4.6 percent from educational organizations, and 1.7 percent from government entities.

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

     We have a long-term guarantee contract with a large client to provide collection services. We receive a base service fee based on collections. We also earn a bonus to the extent collections are in excess of the guarantees. We are required to pay the client if collections do not reach the guarantees but we are entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections.

Personnel and Training

     Our success in recruiting, hiring and training a large number of employees is critical to our ability to provide high quality accounts receivable management and collection, customer support and teleservices programs to our clients. We seek to hire personnel with previous experience in accounts receivable management and collections or as telephone representatives. We generally offer internal promotion opportunities and competitive compensation and benefits.

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

     As of December 31, 2002, we had a total of approximately 8,500 full-time employees and 800 part-time employees, of which 7,600 are telephone representatives. As of December 31, 2002, we also utilized 190 telephone representatives through a subcontractor in India. Our employees are not represented by a labor union. We believe that our relations with our employees are good.

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

Regulation

     The accounts receivable management and collection industry in the United States is regulated both at the federal and state level. The Federal Fair Debt Collection Practices Act regulates any person who regularly collects or attempts to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. The Fair Debt Collection Practices Act establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The Fair Debt Collection Practices Act also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. Additionally, the Fair Debt Collection Practices Act contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. We are also subject to the Fair Credit Reporting Act, which regulates the consumer credit reporting industry and which may impose liability on us to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. The Federal Trade Commission has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. The accounts receivable management and collection business is also subject to state regulation. Some states require that we be licensed as a debt collection company. We believe that we currently hold applicable licenses from all states where required.

     We provide services to healthcare clients that will be required to comply with the new standards for privacy, transaction and code sets and data security under the Health Insurance Portability and Accountability Act of 1996, referred to as HIPAA. There are three compliance dates under HIPAA: (i) April 2003, for the new HIPAA privacy standards; (ii) October 2003, for the new HIPAA transaction and code set standards; and (iii) April 2005 for the new HIPAA security standards. In connection with our agreements with these clients, we will be required to agree to maintain the confidentiality of the health information we receive from them. We have concluded a review of our operating policies and procedures to identify areas for strengthening compliance with the new privacy requirements. In 2003, this will result in the implementation of additional compliance training and awareness programs for our healthcare service employees. While the code set requirements will affect our clients, we do not expect that they will have any material effect on our business. We have implemented a plan to enhance security at all relevant levels, which is expected to meet or exceed the standards in advance of the deadline.

     The collection of accounts receivable by collection agencies in Canada is regulated at the provincial and territorial level in substantially the same fashion as is accomplished by federal and state laws in the United States. The manner in which we conduct the business of collecting accounts is subject, in all provinces and territories, to established rules of common law or civil law and statute. Such laws establish rules and procedures governing the tracing, contacting and dealing with debtors in relation to the collection of outstanding accounts. These rules and procedures prohibit debt collectors from engaging in intimidating, misleading and fraudulent behavior when attempting to recover outstanding debts. In Canada, our collection operations are subject to licensing requirements and periodic audits by government agencies and other regulatory bodies. Generally, such licenses are subject to annual renewal. We believe that we hold all necessary licenses in those provinces and territories that require them.

     If we engage in other teleservice activities in Canada, there are several provincial and territorial consumer protection laws that have more general application. This legislation defines and prohibits unfair practices by telemarketers, such as the use of undue pressure and the use of false, misleading or deceptive consumer representations.

     In addition, the accounts receivable management and collection industry is regulated in the United Kingdom, including a licensing requirement. If we expand our international operations, we may become subject to additional government control and regulation in other countries, which may be more onerous than those in the United States.

     Several of the industries served by us are also subject to varying degrees of government regulation. Although compliance with these regulations is generally the responsibility of our clients, we could be subject to various enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

     We devote significant and continuous efforts, through training of personnel and monitoring of compliance, to ensure that we comply with all federal and state regulatory requirements. We believe that we are in material compliance with all such regulatory requirements.

Segment and Geographical Financial Information

     See note 21 in our Notes to Consolidated Financial Statements for disclosure of financial information regarding our segments and geographic areas.

History of Acquisitions

     The following is a summary of the acquisitions we completed since 1994 (dollars in thousands):

                                                                                                   Revenue for the
                                         Date                                   Value of          Fiscal Year Prior
                                       Acquired       Business               Purchase Price         to Acquisition
                                      ----------- -----------------        -------------------    -------------------

The Revenue Maximization               12/9/02    A/R Management                $ 17,500(1)            $24,648
  Group, Inc.

Great Lakes Collection Bureau, Inc.    8/19/02    A/R Management and            $ 33,000(2)            $52,250
                                                  Purchased A/R

Creditrust Corporation                 2/20/01    Purchased A/R                 $ 25,000(3)            $36,491

Compass International Services         8/20/99    A/R Management and             104,100               105,800(4)
  Corporation                                     Telemarketing

Co-Source Corporation                  5/21/99    A/R Management                 124,600                61,100

JDR Holdings, Inc.                     3/31/99    A/R Management and             103,100                51,000
                                                  Telemarketing

Medaphis Services Corporation         11/30/98    A/R Management                 117,500                96,700

MedSource, Inc.                         7/1/98    A/R Management                  35,700(5)             22,700

FCA International Ltd.                  5/5/98    A/R Management                  69,900                62,800

The Response Center                     2/6/98    Market Research                 15,000                 8,000

Collections Division of American        1/1/98    A/R Management                   1,700                 1,700
  Financial Enterprises, Inc.

ADVANTAGE Financial                    10/1/97    A/R Management                   5,000                 5,100
  Services, Inc.

Credit Acceptance Corporation          10/1/97    A/R Management                   1,800                 2,300

Collections Division of CRW             2/2/97    A/R Management                  12,800                25,900
  Financial, Inc.

CMS A/R Services                       1/31/97    A/R Management                   5,100                 6,800

Tele-Research Center, Inc.             1/30/97    Market Research and              2,200                 1,800
                                                  Telemarketing

Goodyear & Associates, Inc.            1/22/97    A/R Management                   5,400                 5,500

Management Adjustment                   9/5/96    A/R Management                   9,000                13,500
  Bureau, Inc.

Collections Division of Trans           1/3/96    A/R Management                   4,800                 7,000
  Union Corporation

Eastern Business Services, Inc.         8/1/95    A/R Management                   2,000                 2,000

B. Richard Miller, Inc.                4/29/94    A/R Management                   1,400                 1,300

(1)    Includes $889,000 of debt repaid by us.
(2) NCO Group, Inc. acquired the net assets and the results of operations for $10.1 million, and NCO Portfolio Management, Inc.
       acquired the purchased accounts receivable for $22.9 million.
(3) We merged our subsidiary NCO Portfolio Management, Inc. with Creditrust Corporation. We own approximately 63 percent of the post-merger company.
(4) Pro Forma Revenue - Assumes the acquisitions completed by Compass International Services Corporation in 1998 and the sale of its Print and Mail Division were all completed on January 1, 1998.
(5)    Includes $17.3 million of debt repaid by us.

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

     Decrease in our collections due to the current economic condition may have an adverse effect on our operating results, revenue and stock price.

     Due to the current economic condition in the United States, which has led to increasing rates of unemployment and personal bankruptcy filings, the ability of consumers to pay their debts has significantly decreased. Defaulted consumer loans that we service or purchase are generally unsecured, and we may often be unable to collect these loans in case of the personal bankruptcy of a consumer. Because of increased unemployment rates and bankruptcy filings, our collections may significantly decline, which may adversely impact our results of operations, revenue and stock price.

     Terrorist attacks, war and threats of attacks and war may adversely impact our results of operations, revenue and stock price.

     Terrorist attacks, war and threats of attacks and war may adversely impact our results of operations, revenue and stock price. Recent terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against U.S. targets and threats of war or actual conflicts involving the United States or its allies, may adversely impact our operations, including affecting our ability to collect our clients' accounts receivable. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the economy. They could also result in the deepening of the economic recession in the United States. Any of these occurrences could have a material adverse effect on our operating results, collections and revenue, and may result in the volatility of the market price for our common stock.

     Our business is dependent on our ability to grow internally.

     Our business is dependent on our ability to grow internally, which is dependent upon (1) our ability to retain existing clients and expand our existing client relationships and (2) our ability to attract new clients.

     Our ability to retain existing clients and expand those relationships is subject to a number of risks, including the risk that:

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

     Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to identify and contact large numbers of debtors and to record the results of our collection efforts. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We have made a significant investment in technology to remain competitive and we anticipate that it will be necessary to continue to do so in the future. Computer and telecommunications technologies are changing rapidly and are characterized by short product life cycles, so that we must anticipate technological developments. If we are not successful in anticipating, managing, or adopting technological changes on a timely basis or if we do not have the capital resources available to invest in new technologies, our business would be materially adversely affected.

     We are highly dependent on our telecommunications and computer systems.

     As noted above, our business is highly dependent on our telecommunications and computer systems. These systems could be interrupted by terrorist acts, natural disasters, power losses, or similar events. Our business also is materially dependent on services provided by various local and long distance telephone companies. If our equipment or systems cease to work or become unavailable, or if there is any significant interruption in telephone services, we may be prevented from providing services. Because we generally recognize income only as accounts are collected, any failure or interruption of services would mean that we would continue to incur payroll and other expenses without any corresponding income.

     We currently utilize two computer hardware systems and are in the process of transitioning to one system. If we do not succeed in that transition, our business may be materially adversely affected.

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

     For the year ended December 31, 2002, we derived approximately 39.2 percent of our revenue, excluding purchased accounts receivable, from clients in the financial services sector, approximately 24.5 percent of our revenue from clients in the healthcare sector and approximately 18.1 percent of our revenue from clients in the retail and commercial sectors. If any of these sectors performs poorly, clients in these sectors may have fewer or smaller accounts to refer to us, or they may elect to perform accounts receivable management and collection services in-house. If there are any trends in any of these sectors to reduce or eliminate the use of third-party accounts receivable management and collection services, the volume of referrals to us could decrease.

     We operate in Canada and the United Kingdom, and various factors relating to our international operations could affect our results of operations.

          We operate in Canada and the United Kingdom. Approximately 5.1% of our revenues are derived from Canada and the United Kingdom. Political or economic instability in Canada or the United Kingdom could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Canadian Dollar, British Pound or Euro could lead to lower reported consolidated revenues due to the translation of these currencies into U.S. dollars when we consolidate our revenues.

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

o Our investment in NCO Portfolio currently is limited to our $25.0 million equity investment and a $40.0 million credit subfacility. If NCO Portfolio defaults on that credit, it would be a default under our credit agreement with our lenders, or if the value of our investment is impaired, it would have a material adverse effect on us.

     NCO Portfolio has additional business risks that may have an adverse effect on our combined financial results.

     NCO Portfolio is subject to additional business-related risks common to the purchase and management of defaulted consumer accounts receivable business. The results of NCO Portfolio will be consolidated into our results. To the extent that those risks have an adverse effect on NCO Portfolio, they will have an adverse effect on our combined financial results. Some of those risks are:

o Collections may not be sufficient to recover the cost of investments in purchased accounts receivable and support operations - NCO Portfolio purchases past due accounts receivable generated primarily by consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. The accounts receivable are purchased from consumer creditors such as banks, finance companies, retail merchants, hospitals, utilities, and other consumer-oriented companies. Substantially all of the accounts receivable consist of account balances that the credit grantor has made numerous attempts to collect, has subsequently deemed uncollectable, and charged off its books. After purchase, collections on accounts receivable could be reduced by consumer bankruptcy filings, which have been on the rise. The accounts receivable are purchased at a significant discount, typically less than 10 percent of face value, to the amount the customer owes and, although we estimate that the recoveries on the accounts receivable will be in excess of the amount paid for the accounts receivable, actual recoveries on the accounts receivable will vary and may be less than the amount expected, or even the purchase price paid for such accounts. The timing or amounts to be collected on those accounts receivable cannot be assured. If cash flows from operations are less than anticipated as a result of our inability to collect NCO Portfolio's accounts receivable, NCO Portfolio will not be able to purchase new accounts receivable after it has exhausted the availability under the subfacility, and its future growth and profitability will be materially adversely affected. There can be no assurance that NCO Portfolio's operating performance will be sufficient to service debt on the subfacility or finance the purchase of new accounts receivable.

 o Use of estimates in reporting results - NCO Portfolio's revenue is recognized based on estimates of future collections on portfolios of accounts receivable purchased. Although estimates are based on analytics, the actual amount collected on portfolios and the timing of those collections will differ from NCO Portfolio's estimates. If collections on portfolios are materially less than estimated, NCO Portfolio will be required to record impairment expenses that will reduce earnings and could materially adversely affect earnings, financial condition, and creditworthiness.

o Possible shortage of available accounts receivable for purchase at favorable prices - The availability of portfolios of past due consumer accounts receivable for purchase at favorable prices depends on a number of factors outside of NCO Portfolio's control, including the continuation of the current growth trend in consumer debt and competitive factors affecting potential purchasers and sellers of portfolios of accounts receivable. The growth in consumer debt may also be affected by changes in credit grantors' underwriting criteria and regulations governing consumer lending. Any slowing of the consumer debt growth trend could result in less credit being extended by credit grantors. Consequently, fewer delinquent accounts receivable could be available at prices that NCO Portfolio finds attractive. If competitors raise the prices they are willing to pay for portfolios of accounts receivable above those NCO Portfolio wishes to pay, NCO Portfolio may be unable to buy the type and quantity of past due accounts receivable at prices consistent with its historic return targets. In addition, NCO Portfolio may overpay for portfolios of delinquent accounts receivable, which may have a materially adverse effect on our combined financial results.

o NCO Portfolio may be unable to compete with other purchasers of past due accounts receivable, which may have an adverse effect on our financial results. NCO Portfolio faces bidding competition in its acquisitions of portfolios of past due consumer accounts receivable. Some of its existing competitors and potential new competitors may have greater financial and other resources that allow them to offer higher prices for the accounts receivable portfolios. New purchasers of such portfolios entering the market also cause upward price pressures. NCO Portfolio may not have the resources or ability to compete successfully with its existing and potential new competitors. To remain competitive, NCO Portfolio may have to increase its bidding prices, which may have an adverse impact on our combined financial results.

     Our success depends on our senior management team and if we are not able to retain them, it could have a materially adverse effect on us.

     We are highly dependent upon the continued services and experience of our senior management team, including Michael J. Barrist, our Chairman, President and Chief Executive Officer. NCO depends on the services of Mr. Barrist and the other members of our senior management team to, among other things, continue the development and implementation of our growth strategies, and maintain and develop our client relationships.

     We may seek to make strategic acquisitions of companies. Acquisitions involve additional risks that may adversely affect us.

     We may be unable to make acquisitions because suitable companies in the accounts receivable management and collection business are not available at favorable prices due to increased competition for these companies.

     We may have to borrow money, incur liabilities, or sell stock to pay for future acquisitions and we may not be able to do so at all or on terms favorable to us. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources. If we issue stock for all or a portion of the purchase price for future acquisitions, our shareholders' ownership interest may be diluted. If the price of our common stock decreases or potential sellers are not willing to accept our common stock as payment for the sale of their businesses, we may be required to use more of our cash resources, if available, in order to continue our acquisition program.

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

     The collections industry is regulated under various U.S. federal and state, Canadian and United Kingdom laws and regulations. Many states, as well as Canada and the United Kingdom, require that we be licensed as a debt collection company. The Federal Trade Commission has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. If we fail to comply with applicable laws and regulations, it could result in the suspension or termination of our ability to conduct collections, which would have a materially adverse effect on us. In addition, new federal, state or foreign laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future or significantly increase the cost of regulatory compliance. If we expand our international operations, we may become subject to additional government controls and regulations in other countries, which may be stricter or more burdensome than those in the United States.

     Several of the industries we serve are also subject to varying degrees of government regulation. Although our clients are generally responsible for complying with these regulations, we could be subject to various enforcement or private actions for our failure, or the failure of our clients, to comply with these regulations.

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

     We have publicly announced our investor guidance concerning our expected results of operations for the first quarter of 2003 and in total for the year 2003. Our investor guidance contains forward-looking statements and may be affected by various factors discussed in "Investment Considerations" and elsewhere in this Annual Report on Form 10-K that may cause actual results to differ materially from the results discussed in the investor guidance. Our investor guidance reflects numerous assumptions, including our anticipated future performance, general business and economic conditions and other matters, some of which are beyond our control. In addition, unanticipated events and circumstances may affect our actual financial results. Our investor guidance is not a guarantee of future performance and the actual results throughout the periods covered by the investor guidance may vary from the projected results. If we do not achieve the results projected in our investor guidance, it could have a materially adverse effect on the market price of our common stock.

     Goodwill represented 54.4 percent of our total assets at December 31, 2002. Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles." If the goodwill is deemed to be impaired under SFAS 142, we may need to take a charge to earnings to write-down the goodwill to its fair value.

     Our balance sheet includes "goodwill." Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles." SFAS 142 concluded that purchased goodwill will not be amortized but will be reviewed for impairment at least annually when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test uses a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. We make significant assumptions to estimate the future revenue and cash flows used to determine the fair value of our reporting units. If the expected revenue and cash flows are not realized or if a sustained significant depression in our market capitalization indicates that our assumptions are not accurately estimating our fair value, impairment losses may be recorded in the future. We anticipate that the annual impairment analysis will be completed on October 1st of each year.

     As of December 31, 2002, our balance sheet included goodwill that represented 54.4 percent of total assets and 120.7 percent of shareholders' equity. If the goodwill is deemed to be impaired under SFAS 142, we may need to take a charge to earnings to write-down the goodwill to its fair value and this could have a materially adverse effect on the market price of our common stock.

     Investors should be aware that our earnings for periods beginning after December 31, 2001 will not include charges for the amortization of goodwill and should consider this when comparing such earnings with historical earnings for periods ended on or before December 31, 2001, which included goodwill amortization charges.

     Our stock price has been and is likely to continue to be volatile, which may make it difficult for shareholders to resell common stock when they want to and at prices they find attractive.

     The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

o   announcements of fluctuations in our or our competitors' operating results;
o   the timing and announcement of acquisitions by us or our competitors;
o   changes in our publicly available guidance of future results of operations;
o   government regulatory action;
o   changes in estimates or recommendations by securities analysts;
o   adverse or unfavorable publicity about our services or us;
o the commencement of material litigation, or an unfavorable verdict, against us;
o   terrorist attacks, war and threats of attacks and war;
o   additions or departures of key personnel; and
o   sales of common stock.

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

     Sales of our common stock could adversely affect the market price of our common stock and could impair our future ability to raise capital through the sale of equity securities or make acquisitions for stock. As of March 11, 2003, there were 25,908,000 shares of our common stock outstanding. Most of these shares are available for resale in the public market without restriction, except for shares held by our affiliates. Generally, our affiliates may either sell their shares under a registration statement or in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

     In addition, as of March 11, 2003, we had the authority to issue up to approximately 4,334,000 shares of our common stock under our stock option plans. We also had outstanding notes convertible into an aggregate of 3,797,000 shares of our common stock at a conversion price of $32.92 per share. Additionally, we had outstanding warrants to purchase approximately 22,000 shares of our common stock.

     "Anti-takeover" provisions may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to shareholders.

     We are a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and our charter and bylaws could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold. For example, our charter provides that our board of directors may issue preferred stock without shareholder approval. In addition, our bylaws provide for a classified board, with each board member serving a staggered three-year term. Directors may be removed only for cause and only with the approval of the holders of at least 65 percent of our common stock.

Item 2.  Properties.

     We currently lease 66 offices in the United States, including our corporate headquarters, seven offices in Canada, two offices in the United Kingdom, and one office in Puerto Rico. The leases of these facilities expire between 2003 and 2016, and most contain renewal options.

     In March 2002, we moved our corporate headquarters to 507 Prudential Road, Horsham, PA 19044.

     We believe that our facilities are adequate for our current operations, but additional facilities may be required to support growth. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

Item 3. Legal Proceedings.

     In June 2001, the first floor of our Fort Washington, PA, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. During the third quarter of 2001, we decided to relocate our corporate headquarters to Horsham, PA. We have filed a lawsuit against the landlord of the Fort Washington facilities to terminate the leases. Due to the uncertainty of the outcome of the lawsuit, we recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001.

     AssetCare, Inc., our subsidiary acquired as part of the Medaphis Services Corporation acquisition, was identified in an administrative order issued by the State of California as a party that is partially responsible for cleanup costs associated with a former scrap recycling site next to Humboldt Bay in California. The subsidiary was identified as a successor-in-interest to a former scrap recycler who conducted limited operations at the site. The subsidiary was also named in a civil proceeding brought by one of the owners of the site as a party that is responsible for the costs that will be incurred by the owner for complying with the terms of the order. AssetCare agreed to pay $1,410,000 to settle the claims in the litigation with the owner in exchange for a full release from the owner. Subsequently, we reached an agreement with the former owner of Medaphis Services Corporation pursuant to which they agreed to partially reimburse us for our indemnification claims under the acquisition agreement. Notwithstanding the settlement with the owner, AssetCare, Inc. is still a party to the California administrative order.

     We are involved in legal proceedings and regulatory investigations from time to time in the ordinary course of our business. Management believes that none of these legal proceedings or regulatory investigations will have a materially adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 4.1   Executive Officers of the Registrant who are not Directors.

                      Name                               Age                           Position
--------------------------------------------------     --------     ------------------------------------------------
Stephen W. Elliott.....................                  41         Executive Vice President, Information
                                                                    Technology and Chief Information Officer
Joshua Gindin, Esq.....................                  46         Executive Vice President and General Counsel
Steven Leckerman.......................                  50         Executive Vice President, U.S. Operations
Paul E. Weitzel, Jr....................                  44         Executive Vice President, Corporate
                                                                    Development and International Operations
Steven L. Winokur......................                  43         Executive Vice President, Finance; Chief
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

     Joshua Gindin, Esq. - Mr. Gindin joined us in May 1998. Prior to joining us, Mr. Gindin was a partner in the law firm of Kessler & Gindin, which had served as our legal counsel since 1986.

     Steven Leckerman - Mr. Leckerman joined us in 1995 as Senior Vice President, Collection Operations, and became Executive Vice President, U.S. Operations in January 2001. From 1982 to 1995, Mr. Leckerman was employed by Allied Bond Corporation, a collection company that was a division of Union Corporation, where he served as manager of dialer and special projects.

     Paul E. Weitzel, Jr. - Mr. Weitzel joined us through the acquisition of MedSource, Inc. in July 1998. Prior to joining us, Mr. Weitzel was Chairman and Chief Executive Officer of MedSource, Inc. from 1997 through the acquisition. Prior to joining MedSource, Inc., Mr. Weitzel was with MedQuist, Inc., a medical transcription company, for four years, most recently as President and Chief Executive Officer. Mr. Weitzel is a Certified Public Accountant.

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

                                     PART II


Item 5.  Market for Registrant's Common Equity and
         Related Shareholder Matters.

     Our common stock is listed on the Nasdaq National Market under the symbol "NCOG." The following table sets forth, for the fiscal quarters indicated, the high and low sale prices for our common stock, as reported by Nasdaq.

                                                         High           Low
                                                       --------       -------
2001
           First Quarter                                $ 35.50       $ 25.19
           Second Quarter                                 33.10         22.56
           Third Quarter                                  30.62         11.00
           Fourth Quarter                                 24.50         13.35

2002
           First Quarter                                $ 29.75       $ 18.30
           Second Quarter                                 29.19         20.61
           Third Quarter                                  22.55         11.33
           Fourth Quarter                                 16.80         10.56

    On March 11, 2003, the last reported sale price of our common stock as reported on The Nasdaq National Market was $13.17 per share. On March 11, 2003, there were approximately 83 holders of record of our common stock.

Dividend Policy

     We have never declared or paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our credit agreement prohibits us from paying cash dividends without the lender's prior consent. We currently intend to retain future earnings to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that our board of directors deems relevant.

Equity Compensation Plan

     See Part III, Item 12 of this Annual Report on Form 10-K for disclosure regarding our equity compensation plans.

Item 6. Selected Financial Data.

                           SELECTED FINANCIAL DATA (1)(2)
                  (Amounts in thousands, except per share data)


                                                                               For the years ended December 31,
                                                          --------------------------------------------------------------------------
                                                             1998           1999            2000            2001           2002
                                                          -----------    ------------    ------------    -----------    ------------
                                                                                          (Restated)      (Restated)
Statement of Income Data:
Revenue                                                    $ 209,947       $ 460,311       $ 587,452      $ 683,873       $ 703,450
Operating costs and expenses:
     Payroll and related expenses                            106,787         237,709         293,292        350,634         335,405
     Selling, general and administrative expenses             61,607         128,177         179,924        237,690         249,672
     Depreciation and amortization expense                     8,615          21,805          32,360         38,205          27,324
     Nonrecurring acquisition costs                                -           4,601               -              -               -
                                                         -----------    ------------    ------------    -----------    ------------
Income from operations                                        32,938          68,019          81,876         57,344          91,049
Other income (expense)                                        (1,794)        (16,899)        (22,126)       (23,335)        (17,970)
                                                         -----------    ------------    ------------    -----------    ------------
Income before provision for income taxes                      31,144          51,120          59,750         34,009          73,079
Income tax expense                                            12,881          22,821          24,572         14,661          27,702
                                                         -----------    ------------    ------------    -----------    ------------
Income from continuing operations before
  minority interest                                           18,263          28,299          35,178         19,348          45,377
Minority interest                                                  -               -               -         (4,310)         (3,218)
                                                         -----------    ------------    ------------    -----------    ------------
Income from continuing operations                             18,263          28,299          35,178         15,038          42,159
Accretion of preferred stock to redemption value              (1,604)           (377)              -              -               -
                                                         -----------    ------------    ------------    -----------    ------------
Income from continuing operations applicable
  to common shareholders                                      16,659          27,922          35,178         15,038          42,159
Discontinued operations, net of taxes:
     Income (loss) from discontinued operations                   82           1,067            (975)             -               -
     Loss on disposal of discontinued operations                   -               -         (23,179)             -               -
                                                         -----------    ------------    ------------    -----------    ------------
Net income applicable to common shareholders                $ 16,741        $ 28,989        $ 11,024       $ 15,038        $ 42,159
                                                         ===========    ============    ============    ===========    ============

Income from continuing operations applicable to common
 shareholders per share:
     Basic                                                    $ 0.91          $ 1.22          $ 1.38         $ 0.58          $ 1.63
                                                         ===========    ============    ============    ===========    ============
     Diluted                                                  $ 0.84          $ 1.17          $ 1.36         $ 0.58          $ 1.54
                                                         ===========    ============    ============    ===========    ============

Net income applicable to common shareholders per share:
     Basic                                                    $ 0.91          $ 1.27          $ 0.43         $ 0.58          $ 1.63
                                                         ===========    ============    ============    ===========    ============
     Diluted                                                  $ 0.85          $ 1.22          $ 0.43         $ 0.58          $ 1.54
                                                         ===========    ============    ============    ===========    ============

Weighted average shares outstanding:
     Basic                                                    18,324          22,873          25,587         25,773          25,890
                                                         ===========    ============    ============    ===========    ============
     Diluted                                                  19,758          23,799          25,842         26,091          29,829
                                                         ===========    ============    ============    ===========    ============


                                                                                         December 31,
                                                          --------------------------------------------------------------------------
                                                             1998           1999            2000            2001           2002
                                                         -----------    ------------    ------------    -----------    ------------
                                                                                         (Restated)      (Restated)
Balance Sheet Data:
Cash and cash equivalents                                   $ 22,528        $ 50,513        $ 13,490       $ 32,161        $ 25,159
Working capital                                               31,517          65,937          76,824         97,478         105,984
Net assets of discontinued operations                         27,740          41,492               -              -               -
Total assets                                                 410,992         791,692         781,257        928,864         966,281
Long-term debt, net of current portion                       143,831         323,949         303,920        357,868         334,423
Minority interest                                                  -               -               -         21,213          24,427
Redeemable preferred stock                                    11,882               -               -              -               -
Shareholders' equity                                         199,465         364,888         375,464        392,302         435,762


(1) Gives effect to the restatement of our historical financial statements for a correction of an error due to the change in accounting method for the revenue recognition of a long-term guarantee contract for the years ended December 31, 2000 and 2001.
(2) The years ended December 31, 1998, 1999, 2000, and 2001, included goodwill amortization expense, net of tax, of $4.0 million, $11.2 million, $11.8 million, and $11.9 million, respectively. In accordance with the adoption of FASB 142, we stopped amortizing goodwill on January 1, 2002. This data should be read in conjunction with the consolidated financial statements, including the accompanying notes, included elsewhere in this report on Form 10-K.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

     Overview

     We believe we are the largest outsourced accounts receivable management and collection company in the world, serving a wide range of clients in North America and abroad. We generate approximately 70 percent of our revenue from the recovery of delinquent accounts receivable on a contingency fee basis. Our contingency fees typically range from 15 percent to 35 percent of the amount recovered on behalf of our clients. However, fees can range from 6 percent for the management of accounts placed early in the accounts receivable cycle to 50 percent for accounts that have been serviced extensively by the client or by third-party providers. Our average fee for contingency based revenue across all industries, excluding the long-term guarantee contract, was approximately 19 percent during 2002, 2001 and 2000. In addition, we generate revenue from fixed fee services for certain accounts receivable management and collection services. Generally, revenue is earned and recognized upon collection of accounts receivable for contingency fee services and as work is performed for fixed fee services. We enter into contracts with most of our clients that define, among other things, fee arrangements, scope of services, and termination provisions. Clients typically have the right to terminate their contracts on 30 or 60 days' notice.

     Our operating costs consist principally of payroll and related costs; selling, general and administrative costs; and depreciation and amortization. Payroll and related expenses consist of wages and salaries, commissions, bonuses, and benefits for all of our employees, including management and administrative personnel. Selling, general and administrative expenses include telephone, postage and mailing costs, and other collection costs, as well as expenses that directly support operations including facility costs, equipment maintenance, sales and marketing, data processing, professional fees, and other management costs.

     We have grown rapidly, through both internal growth as well as acquisitions. During 2002, we completed two acquisitions, Great Lakes Collection Bureau, Inc., referred to as Great Lakes, in August 2002 and The Revenue Maximization Group Inc., referred to as RevGro, in December 2002. All of our acquisitions, except the acquisition in 1999 of JDR Holdings, Inc., referred to as JDR, have been accounted for under the purchase method of accounting with the results of the acquired companies included in our operating results beginning on the date of acquisition. JDR was accounted for under the pooling-of-interests method of accounting.

     On April 14, 2000, our Board of Directors approved a plan to divest our Market Strategy division. The Market Strategy division provided market research and telemarketing services, and was divested as part of our strategic plan to increase long-term shareholder value by focusing on our core accounts receivable management and collection services business. The Market Strategy division's operations for all periods presented prior to April 14, 2000, have been presented separately as income or loss from discontinued operations in our consolidated statements of income. We completed the divestiture in October 2000, and recorded a loss of $23.2 million. This loss reflects the difference between the net assets and the proceeds from the divestiture as well as the operating losses from April 14, 2000, through the completion of the divestiture.

     During 2000, the continued integration of our infrastructure facilitated the reduction of our operating divisions from three to two. Effective October 1, 2000, the new operating divisions were U.S. Operations (formerly Accounts Receivable Management Services and Technology-Based Outsourcing) and International Operations. Each of these divisions maintains industry-specific functional groups.

     In February 2001, the Portfolio Management division was created after we completed the merger of our subsidiary, NCO Portfolio Management, Inc., referred to as NCO Portfolio, with Creditrust Corporation, referred to as Creditrust. As a result of the merger, referred to as the Creditrust Merger, our results of operations are more significantly impacted by purchases of and collections on delinquent accounts receivable. NCO Portfolio recognizes revenue based on estimates of future portfolio collections and the timing of these collections. On a periodic basis, NCO Portfolio reviews and adjusts the amount and timing of expected future collections, based on the performance of the portfolio to date. We own approximately 63 percent of NCO Portfolio after the Creditrust Merger. The results of NCO Portfolio are consolidated into our results, with a charge for minority interest and elimination of significant intercompany transactions.

     Restatement of Financial Statements

     On February 6, 2003, our independent auditors informed us that, based on their further internal review and consultation, they no longer considered our methodology for revenue recognition for a long-term guarantee contract appropriate under revenue recognition guidelines. Further review by us with our independent auditors led us to conclude that we should change our method of revenue recognition for the contract. The change resulted in the deferral of the recognition of revenue under the contract until such time as any contingencies related to the realization of revenue have been resolved. Our financial statements and the accompanying notes for the years ended December 31, 2000 and 2001, have been restated for a correction of an error due to this change.

     Critical Accounting Policies

General

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations. For a discussion of these and other accounting policies, see note 2 in our Notes to Consolidated Financial Statements.

Goodwill

     Our balance sheet includes amounts designated as "goodwill." Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition.

     As of December 31, 2002, our balance sheet included goodwill that represented 54.4 percent of total assets and 120.7 percent of shareholders' equity.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles," referred to as SFAS 142. As a result of adopting SFAS 142, we no longer amortize goodwill. Goodwill must be tested at least annually for impairment, including an initial test that was completed in connection with the adoption of SFAS 142. The test for impairment uses a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. We make significant assumptions to estimate the future revenue and cash flows used to determine the fair value of our reporting units. If the expected revenue and cash flows are not realized or if a sustained significant depression in our market capitalization indicates that our assumptions are not accurately estimating our fair value, impairment losses may be recorded in the future. We did not incur any impairment charges in connection with the adoption of SFAS 142 or the annual impairment test performed on October 1, 2002, and we do not believe that goodwill was impaired as of December 31, 2002. We anticipate that the annual impairment analysis will be completed on October 1st of each year.

Revenue Recognition for a Long-Term Guarantee Contract

     We have a long-term guarantee contract with a large client to provide collection services. We receive a base service fee based on collections. We also earn a bonus to the extent collections are in excess of the guarantees. We are required to pay the client if collections do not reach the guarantees but we are entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections.

     In accordance with the provision of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," we defer all of the base service fees until the collections exceed the collection guarantees. At the end of each reporting period, we assess the need to record an additional liability if deferred fees are less than the estimated guarantee payments, if any, due to the client. There was no additional liability recorded as of December 31, 2001 and 2002.

Revenue Recognition for Purchased Accounts Receivable

     In the ordinary course of accounting for purchased accounts receivable, estimates have been made by management as to the amount of future cash flows expected from each portfolio. The estimated future cash flow of each portfolio is used to compute the internal rate of return, referred to as IRR, for each portfolio. The IRR is used to allocate collections between revenue and amortization of the carrying values of the purchased accounts receivable.

     On an ongoing basis, we compare the historical trends of each portfolio to projected collections. Projected collections are then increased, within preset limits, or decreased based on the actual cumulative performance of each portfolio. We review each portfolio's adjusted projected collections to determine if further downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its best efforts to improve under-performing portfolios. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period. For the year ended December 31, 2001, differences between actual and estimated collections on existing portfolios as of the beginning of 2001 resulted in a reduction in net income and earnings per share of $980,000 and $0.04 per diluted share, respectively. For the year ended December 31, 2002, differences between actual and estimated collections on existing portfolios as of the beginning of 2002 resulted in a reduction in net income and earnings per share of $2.6 million and $0.10 per diluted share, respectively.

Bad  Debts

     We maintain an allowance for doubtful accounts for estimated losses resulting from the nonpayment of our trade accounts receivable. If our estimate is not sufficient to cover actual losses, we would be required to take additional charges to our earnings.

Deferred Taxes

     Income taxes or tax benefits have been provided in the results of operations based on the statutory federal and state rates of 37.5 percent of pre-tax income for NCO Portfolio. For financial reporting purposes, revenue is recognized over the life of the portfolio. Because the portfolios of purchased accounts receivable are comprised of distressed debt and collection results are not guaranteed until received, for tax purposes, any gain on a particular portfolio is deferred until the full cost of the portfolio is recovered (cost recovery method). Temporary differences arise due to the differences in revenue recognition methods. Permanent differences between the statutory tax rates and actual rates are minimal. Temporary differences arising from the recognition of revenue on purchased accounts receivable have resulted in deferred tax liabilities. Assumed utilization of net operating losses acquired in the Creditrust Merger has resulted in deferred tax assets. Our deferred tax liabilities grew significantly through 2002 as a result of the increase in purchased accounts receivable, providing us with additional liquidity. As of December 31, 2002, NCO Portfolio's net deferred tax liability of $4.3 million was the result of the combination of deferred tax assets generated principally by the assumed utilization of net operating loss carryforwards from the Creditrust Merger, offset by the deferred tax liabilities arising from book tax differences on purchased accounts receivable, including the purchased accounts receivable acquired in the Creditrust Merger. The utilization of net operating loss carryforwards is an estimate based on a number of factors beyond our control, including the level of taxable income available from successful operations in the future. The utilization of net operating losses acquired in the Creditrust Merger has been further impacted by federal tax law provisions that limit the amount of net operating loss carryforwards that can be utilized subsequent to a change in control.

     Results of Operations

     The following table sets forth selected historical income statement data (amounts in thousands):

                                                            For the years ended December 31,
                                       -----------------------------------------------------------------------
                                              2000 (1)                   2001 (1)                   2002
                                       ---------------------      ---------------------      -----------------
                                         Amount        Ratio       Amount        Ratio       Amount      Ratio
                                       ---------      ------      --------       -----       ------      -----
                                       (Restated)                (Restated)

Revenue                                 $587,452      100.0%      $683,873      100.0%     $703,450       100.0%

Payroll and related expenses             293,292       50.0        350,634       51.3       335,405        47.7
Selling, general and administrative
  expenses                               179,924       30.6        237,690       34.7       249,672        35.5
Depreciation and amortization             32,360        5.5         38,205        5.6        27,324         3.9
                                       ---------     ------      ---------      -----      --------       -----

Income from operations                    81,876       13.9         57,344        8.4        91,049        12.9

Other expense                             22,126        3.7         23,335        3.4        17,970         2.5
Income tax expense                        24,572        4.2         14,661        2.1        27,702         3.9
Minority interest                              -          -          4,310        0.7         3,218         0.5
                                       ---------     ------      ---------      -----      --------       -----

Income from continuing operations       $ 35,178        6.0%      $ 15,038        2.2%     $ 42,159         6.0%
                                       =========     ======   ============      =====      ========       =====

(1) Gives effect to the restatement of our historical financial statements for the correction of an error due to a change in method of revenue recognition for a long-term guarantee contract for the years ended December 31, 2000 and 2001.

Year ended December 31, 2002, Compared to Year ended December 31, 2001
(Restated)

     Revenue. Revenue increased $19.6 million, or 2.9 percent, to $703.5 million for the year ended December 31, 2002, from $683.9 million for the comparable period in 2001. U.S. Operations, Portfolio Management, and International Operations accounted for $639.5 million, $63.4 million, and $47.6 million, respectively, of the 2002 revenue. U.S. Operations' revenue included $35.5 million of revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. International Operations' revenue included $11.5 million of revenue earned on services performed for the U.S. Operations that was eliminated upon consolidation.

     U.S. Operation's revenue increased $23.8 million, or 3.9 percent, to $639.5 million in 2002, from $615.7 million in 2001. The increase in our U.S. Operations division's revenue was attributable to the recognition of deferred revenues from the long-term guarantee contract, an increase in collection services provided to Portfolio Management, the addition of new clients, and the growth in business from existing clients. These increases were partially offset by lower revenues due to further weakening of consumer payment patterns during 2002.

     Portfolio Management's revenue increased $450,000, or 0.7 percent, to $63.4 million in 2002, from $62.9 million in 2001. Portfolio Management's collections increased $17.7 million, or 17.0 percent, to $121.8 million in 2002, from $104.1 million in 2001. Portfolio Management's revenue represented 52 percent of collections in 2002, as compared to 60 percent of collections in 2001. Although collections increased, revenue only increased slightly due to the decrease in the revenue recognition rate. Revenue as a percentage of collections declined principally due to changes in the total composition of purchased accounts receivable in 2001 versus 2002. Purchased accounts receivable acquired in, and subsequent to, the Creditrust Merger were acquired at a lower internal rate of return, referred to as IRR, compared to accounts receivable purchased prior to the Creditrust Merger. Purchases of accounts receivable made in the second half of 2001 and in 2002 have returns that have been targeted lower at the time of acquisition due to reduced collection estimates due to the tougher economic climate. In addition, the overall percentage was also lowered due to a slow down in collections on existing portfolios as a result of the softening economic climate in the last quarter of 2001 and in 2002. Additionally, included in collections for 2002, was approximately $1.7 million received as a partial payment on the sale of certain accounts to a leading credit card issuer. These additional proceeds included in collections had a marginal impact on revenue as the rate at which revenue is recognized period-to-period is not affected at the same rate as changes in collections due to the effective interest method of computing revenue. Additionally, portfolios with $5.8 million in carrying value, or 3.9 percent of purchased accounts receivable, as of December 31, 2002, have been impaired and placed on cost recovery status. Accordingly, no revenue will be recorded on these portfolios after their impairment until their carrying value has been fully recovered, resulting in a lower percentage of revenue to collections. However, during the third quarter of 2002, Portfolio Management concluded a contract re-negotiation with the seller of several existing portfolios resulting in a $4.0 million cash price reduction on purchases from 2000 and 2001. The renegotiation included a purchase price adjustment, as well as a reimbursement for estimated lost earnings. The $4.0 million proceeds were recorded as an adjustment to purchase price of the affected portfolios during the third quarter of 2002. On several previously impaired portfolios, the cash price reduction reduced the carrying value of such portfolios, resulting in the carrying value of certain of the portfolios becoming fully recovered. Included in revenue for 2002, was $803,000 that resulted from the contract price reduction of these fully recovered portfolios.

     International Operations' revenue increased $9.8 million, or 26.0 percent, to $47.6 million in 2002, from $37.8 million in 2001. The increase in our International Operations division's revenue was primarily attributable to new services provided for our U.S. Operations, the addition of new clients, and growth in business from existing clients.

     Payroll and related expenses. Payroll and related expenses decreased $15.2 million to $335.4 million in 2002, from $350.6 million in 2001, and decreased as a percentage of revenue to 47.7 percent from 51.3 percent.

     U.S Operations' payroll and related expenses decreased $15.5 million to $317.0 million in 2002, from $332.5 million in 2001, and decreased as a percentage of revenue to 49.6 percent from 54.0 percent. The higher level of payroll as a percentage of revenue in 2001 was primarily attributable to $10.0 million of one-time charges incurred by U.S. Operations during the second quarter of 2001. These charges related to a comprehensive streamlining of the expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations, severance costs related to terminated employees, and costs related to a decision to change the structure of our healthcare benefit programs from a large, singular benefit platform to individual plans across the country. A portion of the decrease as a percentage of revenue was also attributable to incurring costs in 2001 related to the long-term guarantee contract but deferring the revenue until 2002 and subsequent years. In addition, we continued to focus on managing our staffing levels to our business volumes, despite the difficult collection environment.

     Portfolio Management's payroll and related expenses decreased $92,000 to $1.5 million in 2002, from $1.6 million in 2001, and decreased as a percentage of revenue to 2.4 percent from 2.6 percent. Portfolio Management outsources all of the collection services to U.S. Operations and, therefore, has a relatively small fixed payroll cost structure.

     International Operations' payroll and related expenses increased $6.7 million to $28.4 million in 2002, from $21.7 million in 2001, and increased as a percentage of revenue to 59.6 percent from 57.4 percent. The increase as a percentage of revenue was primarily attributable to the increase in outsourcing services provided to U.S. Operations and other clients because those services typically have a higher payroll cost structure than the remainder of International Operations' business. This increase was partially offset by $736,000 of one-time charges incurred by International Operations during the second quarter of 2001. These charges related to a comprehensive streamlining of its expense structure. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations and severance costs related to terminated employees.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $12.0 million to $249.7 million in 2002, from $237.7 million in 2001, and increased as a percentage of revenue to 35.5 percent from 34.8 percent. The increase as a percentage of revenue was primarily attributable to reduced collectibility within our contingency revenue stream due to the effects of the difficult collection environment. In order to mitigate the effects of the decreased collectibility while maintaining performance for our clients, we had to increase spending for direct costs of collections. These costs included telephone, letter writing and postage, third-party servicing fees, credit reporting, skip-tracing, and legal and forwarding fees. The increase as a percentage of revenue was partially offset by $11.2 million of one-time charges incurred during the third quarter of 2001. These one-time charges were incurred in connection with the June 2001 flood of the Company's Fort Washington, PA, corporate headquarters and the resultant decision to relocate the corporate headquarters to Horsham, PA. Additionally, a portion of the increase was offset by $1.8 million of one-time charges incurred during the second quarter of 2001 related to a comprehensive streamlining of our expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily related to real estate obligations for closed facilities and equipment rental obligations.

     Depreciation and amortization. Depreciation and amortization decreased to $27.3 million in 2002, from $38.2 million in 2001. This decrease was the result of the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142") on January 1, 2002. SFAS 142 eliminated the amortization of goodwill, which was $15.7 million in 2001. Partially offsetting the $15.7 million decrease was additional depreciation resulting from normal capital expenditures made in the ordinary course of business during 2001 and 2002. These capital expenditures included purchases associated with our planned migration towards a single, integrated information technology platform, the relocation of our corporate headquarters to Horsham, Pennsylvania, and the acquisition of predictive dialers and other equipment required to expand our infrastructure to handle future growth. The decrease was also partially offset by the amortization of the customer lists acquired in the Great Lakes and RevGro acquisitions.

     Other income (expense). Interest and investment income decreased $405,000 to $3.2 million for 2002, compared to $3.6 million in 2001. This decrease was primarily attributable to lower interest rates earned on operating cash, funds held in trust on behalf of clients, and notes receivable. Interest expense decreased to $21.0 million for 2002, from $27.0 million for 2001. This decrease was primarily attributable to lower interest rates and lower principal balances as a result of debt repayments made during 2001 and 2002. The decrease was partially offset by a full year of interest from Portfolio Management's $36.3 million of borrowings made in connection with the Creditrust merger in February 2001 and its subsequent borrowings used to purchase accounts receivable portfolios, including $20.6 million of borrowings to purchase Great Lakes' accounts receivable portfolios. In addition, a portion of the decrease was offset by a full year of interest expense from securitized debt that was assumed as part of the Creditrust Merger. During 2002, we recorded net other expenses of $216,000. This was the net effect of a $1.3 million insurance gain, a $1.3 million net expense from the settlement of an environmental liability, and a $250,000 write-down of an investment. The gain resulted from the settlement of the insurance claim related to the June 2001 flood of the Fort Washington facilities. The insurance gain was principally due to greater than estimated insurance proceeds. The expense from the environmental liability was the result of contamination that allegedly occurred in the pre-acquisition operations of a company acquired by a subsidiary of Medaphis Services Corporation. We acquired Medaphis Services Corporation in November 1998. These operations were unrelated to the accounts receivable outsourcing business.

     Income tax expense. Income tax expense for 2002 increased to $27.7 million from $14.7 million for 2001, but the effective tax rate decreased to 37.9 percent of income before income tax expense from 43.1 percent for 2001. The decrease in the effective tax rate was primarily attributable to the elimination of the amortization of nondeductible goodwill related to certain acquisitions. The goodwill amortization was eliminated upon the adoption of SFAS 142 on January 1, 2002.

Year ended December 31, 2001 (Restated), Compared to Year ended
December 31, 2000 (Restated)

     Revenue. Revenue increased $96.4 million, or 16.4 percent, to $683.9 million for the year ended December 31, 2001, from $587.5 million for the comparable period in 2000. Our U.S. Operations, Portfolio Management, and International Operations divisions represented $615.7 million, $62.9 million, and $37.8 million, respectively, of the 2001 revenue. The U.S. Operations' revenue included $27.4 million of revenue earned on services performed for the Portfolio Management division that was eliminated upon consolidation. The International Operations' revenue included $5.1 million of revenue earned on services performed for the U.S. Operations division that was eliminated upon consolidation. Our U.S. Operations, Portfolio Management, and International Operations divisions represented $548.3 million, $13.2 million and $31.7 million, respectively, of the revenue for 2000. The U.S. Operations' revenue included $5.7 million of revenue earned on services performed for the Portfolio Management division that was eliminated upon consolidation.

     U.S. Operation's revenue increased $67.4 million, or 12.3 percent, to $615.7 million in 2001, from $548.3 million in 2000. The increase in our U.S. Operations division's revenue was attributable to the addition of new clients and the growth in business from existing clients.

     Portfolio Management's revenue increased $49.7 million, or 378.5 percent, to $62.9 million in 2001, from $13.2 million in 2000. This increase in the Portfolio Management's revenue was partially attributable to an increase in purchases of accounts receivable. The remainder of the increase was attributable to purchased accounts receivable obtained from the Creditrust Merger in February 2001.

     International Operation's revenue increased $6.1 million, or 19.2 percent, to $37.8 million in 2001, from $31.7 million in 2000. This increase in our International Operations division's revenue was primarily attributable to new services provided for our U.S. Operations, the addition of new clients, and growth in business from existing clients.

     Payroll and related expenses. Payroll and related expenses increased $57.3 million to $350.6 million in 2001, from $293.3 million in 2000, and increased as a percentage of revenue to 51.3 percent from 49.9 percent.

     The payroll and related expenses of our U.S Operations division increased $56.8 million to $332.5 million in 2001, from $275.7 million in 2000, and increased as a percentage of revenue to 54.0 percent from 50.3 percent. A portion of the increase in the percentage of revenue was attributable to $10.0 million of one-time charges incurred during the second quarter of 2001 related to a comprehensive streamlining of the expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations, severance costs related to terminated employees, and costs related to a decision to change the structure of our healthcare benefit programs from a large, singular benefit platform to individual plans across the country. During 2001, we experienced reduced collectibility within our contingent revenue stream due to the difficult collection environment. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining performance for our clients, we increased payroll costs. The effects of the difficult collection environment were exacerbated by diminished consumer payment patterns following the September 11, 2001, terrorist attacks. This increase in payroll costs did not translate into a significant increase in the percentage of payroll and related expenses to revenue due to an increase in productivity that was achieved through the expansion of predictive dialing equipment and the result of spreading the fixed portion of the payroll cost structure over a larger revenue base.

     The payroll and related expenses of our Portfolio Management division increased $1.3 million to $1.6 million in 2001, from $327,000 in 2000, and increased as a percentage of revenue to 2.6 percent from 2.5 percent. Our Portfolio Management division outsources all of the collection services to our U.S. Operations division and, therefore, has a relatively small fixed payroll cost structure. However, due to the expansion of this division and the February 2001 Creditrust Merger, our Portfolio Management division required additional employees to operate NCO Portfolio as a separate public company.

     The payroll and related expenses of our International Operations division increased $4.5 million to $21.7 million in 2001, from $17.2 million in 2000, and increased as a percentage of revenue to 57.4 percent from 54.4 percent. The increase in the percentage of revenue was attributable to $736,000 of one-time charges incurred during the second quarter of 2001 related to a comprehensive streamlining of the expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations and severance costs related to terminated employees.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $57.8 million to $237.7 million in 2001, from $179.9 million in 2000, and increased as a percentage of revenue to 34.8 percent from 30.6 percent. A portion of the overall increase as a percentage of revenue was the result of $13.0 million of one-time charges incurred during the second and third quarters of 2001. Approximately $11.2 million of these one-time charges were incurred in connection with the June 2001 flood of our Fort Washington, Pennsylvania, corporate headquarters and the resultant decision to relocate the corporate headquarters to Horsham, Pennsylvania. The remaining $1.8 million of one-time charges related to a comprehensive streamlining of our expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily related to real estate obligations for closed facilities and equipment rental obligations. The increase as a percentage of revenue was also the result of the reduced collectibility within our contingent revenue stream due to a difficult collection environment. Accordingly, in order to mitigate the effects of the decreased collectibility while maintaining performance for our clients, we had to increase spending for direct costs of collection. These costs included telephone, letter writing and postage, third party servicing fees, credit reporting, skip-tracing, and legal and forwarding fees. The effects of the difficult collection environment were exacerbated by diminished consumer payment patterns following the terrorist attacks on September 11, 2001.

     Depreciation and amortization. Depreciation and amortization increased to $38.2 million in 2001, from $32.4 million in 2000. This increase consisted of depreciation resulting from normal capital expenditures made in the ordinary course of business during 2000 and 2001. These capital expenditures included purchases associated with predictive dialers and other equipment required to expand our infrastructure to handle future growth and our planned migration toward a single, integrated information technology platform.

     Other income (expense). Interest and investment income increased $1.1 million to $3.6 million for 2001, compared to $2.5 million for 2000. This increase was primarily attributable to interest income from the notes receivable received in connection with the divestiture of the Market Strategy division in October 2000. Interest expense increased to $27.0 million for 2001, from $25.9 million for 2000. This increase was partially attributable to the Portfolio Management division borrowing $36.3 million in connection with the February 2001 Creditrust Merger and subsequent borrowings used to purchase accounts receivable portfolios. In addition, a portion of the increase was attributable to interest from securitized debt that was assumed as part of the Creditrust Merger. A portion of these increases was offset by a decrease in interest rates and debt repayments made during 2000 and 2001. In addition, a portion of these increases was offset by the April 2001 sale of $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes due in 2006. The net proceeds of $121.3 million were used to repay debt under the revolving credit agreement. During 2000, we received insurance proceeds of approximately $1.3 million for flood and telephone outages experienced in the fourth quarter of 1999.

     Income tax expense. Income tax expense for 2001 decreased to $14.7 million, or 43.1 percent of income before income tax expense, from $24.6 million, or 41.1 percent of income before income tax expense, for 2000. The effective tax rates were relatively comparable, despite the one-time charges incurred during the second and third quarters of 2001. The one-time charges lowered pretax income and increased the impact of the nondeductible goodwill related to certain acquisitions. The effect of the one-time charges was partially offset by the expansion of the Portfolio Management division, which has a lower effective tax rate than the remainder of our business. In addition, the impact of the one-time charges was also mitigated by the implementation of certain tax savings initiatives during the fourth quarter of 2000.

     Discontinued operations. The Market Strategy division had a net loss from operations of $975,000 for the period from January 1, 2000, to April 14, 2000. For the year ended December 31, 2000, we recorded a $23.2 million net loss on the disposal of the Market Strategy division. The loss on disposal included the operations for the period from April 14, 2000, to completion of the divestiture. We completed the divestiture of the Market Strategy division on October 26, 2000.

     Quarterly Results of Operations (Unaudited)

     The following table sets forth selected financial data for the calendar quarters of 2000, 2001 and 2002, as restated for the change in accounting method for the revenue recognition for a long-term contract. This quarterly information is unaudited, but has been prepared on a basis consistent with our audited financial statements presented elsewhere herein and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                         For the Quarters Ended March 31,
                            -------------------------------------------------------------------------------------
                                       2000                         2001                          2002
                            --------------------------    ------------------------    ---------------------------
                                 As                            As                           As
                             Previously                    Previously                   Previously
                              Reported       Restated       Reported      Restated       Reported       Restated
                            ------------   -----------   -------------   ----------   -------------   -----------
                                                 (Amounts in thousands, except per share data)
Revenue                         $143,998      $142,353         $171,029     $165,718     $178,907      $188,007
Income from operations            24,249        22,604           28,040       22,729       25,488        34,588
Income from continuing
  operations                      11,393        10,415           12,277        9,015       11,805        17,447
Loss from discontinued
  operations, net of taxes        21,718        21,718                -            -            -             -

Net income (loss)                (10,325)      (11,303)          12,277        9,015       11,805        17,447

Income from continuing
  operations per share:
    Basic                       $   0.45      $   0.41         $   0.48     $   0.35     $   0.46      $   0.68
    Diluted                     $   0.44      $   0.40         $   0.47     $   0.34     $   0.43      $   0.61


Net income (loss) per share:
    Basic                       $  (0.40)     $  (0.44)        $   0.48     $   0.35     $   0.46      $   0.68
    Diluted                     $  (0.40)     $  (0.44)        $   0.47     $   0.34     $   0.43      $   0.61


                                                          For the Quarters Ended June 30,
                            --------------------------------------------------------------------------------------
                                        2000                       2001(1)                       2002
                            ---------------------------    ------------------------   ----------------------------
                                 As                            As                          As
                             Previously                    Previously                  Previously
                              Reported       Restated       Reported      Restated      Reported       Restated
                            ------------   ------------   ------------   ----------   ------------   -----------
                                                   (Amounts in thousands, except per share data)
Revenue                         $ 154,048      $ 148,799      $ 183,275    $ 179,563      $ 177,678      $ 175,099
Income from operations             26,098         20,849         16,013       12,301         26,334         23,755
Income from continuing
  operations                       11,623          8,501          4,449        2,169         13,308         11,709
Loss from discontinued
  operations, net of taxes             71             71              -            -              -              -


Net income                         11,552          8,430          4,449        2,169         13,308         11,709

Income from continuing
  operations per share:
    Basic                       $    0.45      $    0.33      $    0.17    $    0.84      $    0.51      $    0.45
    Diluted                     $    0.45      $    0.33      $    0.17    $    0.83      $    0.48      $    0.42


Net income per share:
    Basic                       $    0.45      $    0.33      $    0.17    $    0.84      $    0.51      $    0.45
    Diluted                     $    0.45      $    0.33      $    0.17    $    0.83      $    0.48      $    0.42




                                                       For the Quarters Ended September 30,
                               -------------------------------------------------------------------------------------
                                         2000                        2001(2)                         2002
                               --------------------------   --------------------------    --------------------------
                                    As                            As                           As
                                Previously                    Previously                   Previously
                                 Reported      Restated        Reported       Restated      Reported       Restated
                               ------------   -----------   -------------   -----------   ------------   -----------
                                                   (Amounts in thousands, except per share data)
Revenue                         $ 153,858     $ 147,741       $ 174,347    $ 170,191       $ 170,542      $ 168,119
Income from operations             25,835        19,718          10,241        6,085          18,431         16,008
Income (loss) from
  continuing operations            11,547         7,909             952       (1,601)          7,701          6,199
Loss from discontinued
  operations, net of taxes          2,365         2,365               -            -               -              -
Net income (loss)                   9,182         5,544             952       (1,601)          7,701          6,199

Income (loss) from continuing
  operations per share:
    Basic                       $    0.45     $    0.31       $    0.04    $   (0.06)      $    0.30      $    0.24
    Diluted                     $    0.45     $    0.31       $    0.04    $   (0.06)      $    0.29      $    0.24

Net income (loss) per share:
    Basic                       $    0.36     $    0.22       $    0.04    $   (0.06)      $    0.30      $    0.24
    Diluted                     $    0.36     $    0.22       $    0.04    $   (0.06)      $    0.29      $    0.24


                                              For the Quarters Ended December 31,
                                 ----------------------------------------------------------------------
                                              2000                      2001                   2002
                                ---------------------------   --------------------------   ------------
                                      As                            As
                                  Previously                    Previously
                                   Reported       Restated       Reported     Restated
                                ------------   ------------   ------------   ----------
                                           (Amounts in thousands, except per share data)
Revenue                         $ 153,980      $ 148,559      $ 172,855    $ 168,401      $ 172,225
Income from operations             24,126         18,705         20,683       16,229         16,698
Net income                         11,577          8,353          8,191        5,455          6,804

Net income per share:
    Basic                       $    0.45      $    0.33      $    0.32    $    0.21      $    0.26
    Diluted                     $    0.45      $    0.32      $    0.31    $    0.21      $    0.26


(1) Includes $12.5 million of one-time charges related to a comprehensive streamlining of our expense structure.
(2) Includes $11.2 million of one-time charges related to the June 2001 flood of our Fort Washington, PA corporate headquarters and the resultant decision to relocate the corporate headquarters to Horsham, PA.

     We have experienced and expect to continue to experience quarterly variations in operating results as a result of many factors, including:

- the timing of our clients' accounts receivable management and collection programs and the commencement of new contracts and termination of existing contracts;
-   the timing and amount of collections on purchased accounts receivable;
- customer contracts that require us to incur costs in periods prior to recognizing revenue under those contracts;
-   the effect of a change of business mix on profit margins;
- the timing of additional selling, general and administrative expenses to support new business;
-   the costs and timing of completion and integration of acquisitions; and
- that our business tends to be slower in the third and fourth quarters of the year due to the summer and holiday seasons.

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

     Cash Flows from Operating Activities. Cash provided by operating activities was $64.0 million in 2002, compared to $85.9 million in 2001. The decrease in cash provided by operations was primarily attributable to a $17.6 million decrease in accounts payable and accrued expenses as compared to a $13.0 million increase for the same period in the prior year. The increase in 2001 was primarily attributable to the accruals made in connection with the $23.8 million of one-time charges incurred during the second and third quarter of 2001. The payment of many of these accruals occurred during 2002, including the termination liability from our prior healthcare plan. Of the $27.1 million increase in net income, $15.5 million represented the increase after the elimination of goodwill amortization. This increase in net income, net of goodwill amortization, also partially offset the decrease.

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

     Cash Flows from Investing Activities. Cash used in investing activities was $64.0 million in 2002, compared to $51.5 million in 2001. Purchases of accounts receivables in 2002 was $70.7 million, including the $22.9 million purchase of the Great Lakes portfolio, as compared to $50.6 million in 2001, and collections applied to principal of purchased accounts receivable was $55.2 million as compared to $35.3 million. The increase in collections applied to principal was due to collections from accounts receivables purchased during 2002 and 2001, and a year of collections from the accounts receivables purchased as part of the February 2001, Creditrust Merger. Net cash paid during 2002 in connection with the acquisition of Great Lakes in August 2002 and RevGro in December 2002, was $28.0 million, as compared to $11.1 million of net cash paid during 2001, in connection with the Creditrust Merger.

     Cash used in investing activities was $51.5 million in 2001, compared to $69.6 million in 2000. The decrease was due primarily to an increase in collections applied to the principal of purchased accounts receivable. This decrease was partially offset by an increase in the purchase of delinquent accounts receivable.

     Purchases of property and equipment were $27.3 million, $27.9 million, and $31.0 million in 2002, 2001, and 2000, respectively.

     Cash Flows from Financing Activities. Cash used in financing activities was $7.4 million in 2002, compared to $15.5 million in 2001. The cash used in financing activities during 2002 resulted from repayments of borrowings under our revolving credit facility and repayments of securitized debt assumed as part of the Creditrust Merger. These repayments were partially offset by the borrowings under the revolving credit facility to fund the acquisitions of Great Lakes' collection operations and RevGro, and purchases of accounts receivables by NCO Portfolio. In addition, NCO Portfolio borrowed $20.6 million from CFSC Capital Corp. XXXIV to purchase Great Lakes' accounts receivable portfolio. The cash used in financing activities during 2001 related to the net borrowings under the revolving credit facility made in connection with the Creditrust Merger that were used to repay the acquired notes payable, finance purchased accounts receivable, and other acquisition related liabilities.

     Cash used in financing activities was $15.5 million in 2001, compared to $19.8 million in 2000. During 2001, we received cash from borrowings under the revolving credit facility made in connection with the Creditrust Merger that was used to repay the acquired notes payable, finance purchased accounts receivable, and repay other acquisition related liabilities. Additionally, we received $121.3 million of net proceeds from the issuance of convertible notes. These net proceeds were used for the repayment of borrowings under the revolving credit facility. We also used cash to repay a portion of our borrowings under the revolving credit facility and to repay a portion of the securitized debt assumed as part of the Creditrust Merger.

     Credit Facility. We have a credit agreement with Citizens Bank of Pennsylvania, formerly Mellon Bank, N.A., referred to as Citizens Bank, for itself and as administrative agent for other participating lenders, structured as a revolving credit facility. The balance under the revolving credit facility will become due on May 20, 2004, the maturity date. The borrowing capacity of the revolving credit facility is subject to quarterly reductions of $5.2 million until the maturity date, and 50 percent of the net proceeds received from any offering of debt or equity. As of December 31, 2002, the maximum borrowing capacity and the availability under the revolving credit facility were $246.7 million and $51.2 million, respectively.

     At our option, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 0.25 percent to 0.50 percent, which is determined quarterly based upon our consolidated funded debt to earnings before interest, taxes, depreciation, and amortization, also referred to as EBITDA, ratio (Citizens Bank's prime rate was 4.25 percent at December 31, 2002), or the London InterBank Offered Rate, also referred to as LIBOR, plus a margin of 1.25 percent to 2.25 percent depending on our consolidated funded debt to EBITDA ratio (LIBOR was 1.38 percent at December 31, 2002). We are charged a fee on the unused portion of the credit facility ranging from 0.13 percent to
0.38 percent depending on our consolidated funded debt to EBITDA ratio.

     In connection with the Creditrust merger, the revolving credit facility was amended to provide NCO Portfolio with a revolving line of credit in the form of a subfacility under the existing revolving credit facility. The borrowing capacity of the subfacility is subject to quarterly reductions of $3.75 million until the earlier of May 20, 2004, the maturity date, or the date at which the subfacility is reduced to $25 million. NCO Portfolio's borrowings bear interest at a rate equal to NCO's interest rate under the revolving credit facility plus
1.00 percent. As of December 31, 2002, there was $3.1 million available to NCO Portfolio under the subfacility.

     During February 2002, we entered into two interest rate swap agreements, which qualified as cash flow hedges, to fix LIBOR at 2.8225 percent on an original aggregate notional amount of $102 million of the variable-rate debt outstanding under the revolving credit facility. The aggregate notional amount of the interest rate swap agreements is subject to quarterly reductions that will reduce the aggregate notional amount to $62 million by maturity in September 2003. As of December 31, 2002, a notional amount of $83.3 million was covered by the interest rate swap agreements.

     Borrowings under the revolving credit facility are collateralized by substantially all of our assets, including the common stock of NCO Portfolio that we own, and certain assets of NCO Portfolio. The balance under the revolving credit facility will become due on May 20, 2004. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of December 31, 2002, we were in compliance with all required financial covenants.

     Convertible Notes. In April 2001 we completed the sale of $125.0 million aggregate principal amount of 4.75 percent convertible subordinated notes due 2006, referred to as Notes, in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are convertible into our common stock at an initial conversion price of $32.92 per share. We used the $121.3 million of net proceeds from this offering to repay debt under our revolving credit agreement. In accordance with the terms of the credit agreement, 50 percent of the net proceeds from the Notes permanently reduced the maximum borrowings available under the revolving credit facility.

     Nonrecourse Debt. In August 2002, NCO Portfolio entered into a four-year financing agreement with CFSC Capital Corp. XXXIV, referred to as Cargill, to provide financing for larger purchases of accounts receivable at 90 percent of the purchase price, unless otherwise negotiated. Cargill, at their sole discretion, has the right to finance any purchase of $4.0 million or more. Cargill may or may not choose to finance a transaction. This agreement gives NCO Portfolio the financing to purchase larger portfolios that they may not otherwise be able to purchase, and has no minimum or maximum credit authorization. Borrowings carry interest at the prime rate plus 3.25 percent (prime rate was 4.25 percent at December 31, 2002) and are nonrecourse to NCO Portfolio and NCO Group, except for the assets financed through Cargill. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and NCO Portfolio's original investment is returned, including interest. Thereafter, Cargill is paid a residual 40 percent of collections, less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collection, but not more than two years from the date of borrowing. Total debt outstanding under this facility as of December 31, 2002, was $17.6 million. As of December 31, 2002, NCO Portfolio was in compliance with all of the financial covenants.

     Contractual Obligations. The following summarizes the our contractual obligations as of December 31, 2002 (amounts in thousands). For a detailed discussion of these contractual obligations, see notes 10, 11 and 20 in our Notes to Consolidated Financial Statements.

                                                          Payments Due by Period
                                 ---------------------------------------------------------------------
                                                Less than 1   1 to 3 Years   3 to 5 Years  More than 5
                                     Total          Year                                      Years
                                 ------------   -----------   ------------   -----------   -----------
Revolving credit loan             $ 193,180      $ 11,880      $ 181,300           -        $ -
Convertible notes                   125,000            -             -         125,000            -
Securitized debt                     35,523         9,689         25,834          -               -
Nonrecourse debt                     17,632        15,368          2,264          -               -
Capital leases and other              2,935         2,910             15            10            -
Operating leases                    151,953        25,483         45,089        33,886        47,495
Forward-flow agreement                9,000         9,000              -           -              -
                                 ----------     ---------      ---------      --------     ---------
Total contractual obligations     $ 535,223      $ 74,330      $ 254,502     $ 158,896      $ 47,495
                                 ==========     =========      =========     =========     =========


     Off-Balance Sheet Arrangements

     NCO Portfolio owns a 100 percent retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC, which was acquired as part of the Creditrust Merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. This securitization issued a nonrecourse note that is due the earlier of January 2004 or satisfaction of the note from collections, carries an interest rate of 8.61 percent, and had a balance of $5.5 million and $2.4 million as of December 31, 2001 and 2002, respectively. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid plus a cash reserve. As of December 31, 2001 and 2002, the investment in securitization was $7.3 million and $7.5 million, respectively, composed of $4.0 million and $4.2 million, respectively, in present value of discounted residual cash flows plus $3.3 million in cash reserves. NCO Portfolio's maximum exposure to loss as a result of its involvement with this investment in securitization would be limited to the carrying value of the investment in the securitization. The investment accrues noncash income at a rate of 8 percent per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid, after which the collections are split between income and amortization of the investment in securitization based on the discounted cash flows. We recorded $162,000 and $211,000 of income on this investment for the year ended December 31, 2002 and for the period from February 21, 2001, to December 31, 2001, respectively. The off-balance sheet cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received after the securitization note has been repaid have been pledged as collateral against another securitized note.

     NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR- NCOP Ventures, LLC, referred to as the Joint Venture, with IMNV Holdings, LLC, referred to as IMNV. The Joint Venture was set up in 2001 to purchase utility, medical and various other small-balance accounts receivable and is accounted for using the equity method of accounting. Included in "other assets" on the Balance Sheets was NCO Portfolio's investment in the Joint Venture of $574,000 and $3.4 million as of December 31, 2001 and 2002, respectively. Included in the Statements of Income, as "interest and investment income," was $118,000 and $762,000 for the years ended December 31, 2001 and 2002, respectively, representing NCO Portfolio's 50 percent share of operating income from this unconsolidated subsidiary. The Joint Venture has access to capital from Cargill, who, at its option, lends 90 percent of the value of the purchased accounts receivable to the Joint Venture. Borrowings carry interest at the prime rate plus 4.25 percent (prime rate was 4.25 percent at December 31, 2002). Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and the Joint Venture's original investment is returned, including interest. Thereafter, Cargill is paid a residual 40 percent of collections, less servicing costs. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. The debt is cross-collateralized by all portfolios in which the lender participates, and is nonrecourse to NCO Portfolio and NCO Group.

     Market Risk

     We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $250,000 for each $100 million of variable debt outstanding for the entire year. A 10 percent change in the foreign currency exchange rates is not expected to have a material impact on our business. We employ risk management strategies that may include the use of derivatives such as interest rate swap agreements, interest rate ceilings and floors, and foreign currency forwards and options to manage these exposures.

     Impact of Recently Issued and Proposed Accounting Pronouncements

     During 2001, the Accounting Staff Executive Committee approved an exposure draft on Accounting for Certain Purchased Loans or Debt Securities (formerly known as Discounts Related to Credit Quality) (Exposure Draft-December 1998). The proposal would apply to all companies that acquire loans for which it is probable at the acquisition date that all contractual amounts due under the acquired loans will not be collected. The proposal addresses accounting for differences between contractual and expected future cash flows from an investor's initial investment in certain loans when such differences are attributable, in part, to credit quality. The scope also includes such loans acquired in purchased business combinations. If adopted, the proposed Statement of Position, referred to as SOP, would supersede Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. In June 2001, the Financial Accounting Standards Board, referred to as FASB, cleared the SOP for issuance subject to minor editorial changes and planed to issue a final SOP in early 2002. The SOP has not yet been issued. The proposed SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio's initial cost of accounts receivable acquired. The proposed SOP would require that the excess of the contractual cash flows over expected future cash flows not be recognized as an adjustment of revenue, expense or on the balance sheet. The proposed SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. The exposure draft provides that previously issued annual financial statements would not need to be restated. Until final issuance of this SOP, we cannot ascertain its effect on our reporting.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures required by guarantors in their interim and annual financial statements. FIN 45 also requires a guarantor to recognize a liability at the date of inception for the fair value of the obligation it assumes under the guarantee. The disclosure requirements are effective for periods ending after December 15, 2002. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure requirements of FIN 45, and are in the process of determining the effect of the adoption of the recognition and measurement provisions of FIN 45 will have on our financial position and results of operations.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN" 46), "Consolidation of Variable Interest Entities". The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 defines variable interest entities and requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The disclosure requirements are effective for periods ending after December 15, 2002. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. We adopted the disclosure requirements of FIN 46, and do not believe the adoption of FIN 46 will have a material impact on our financial position and results of operations.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

     Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data.

     The financial statements, financial statement schedules and related documents that are filed with this Report are listed in Item 15(a) of this Report on Form 10-K and begin on page F-1, and the quarterly financial information is included in Item 7.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Incorporated by reference from the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K, except information concerning certain executive officers of the Company which is set forth in Section 4.1 of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

     Incorporated by reference from the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

     Incorporated by reference from the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference from the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 14. Controls and Procedures.

     Quarterly evaluation of our Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

     Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to us during the period when our periodic reports are being prepared.

     In accordance with SEC requirements, the CEO and CFO note that, to the best of their knowledge, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statements and Reports on Form 8-K.

                  (a). Documents filed as part of this report:

     1. List of Consolidated Financial Statements. The consolidated financial statements and the accompanying notes of NCO Group, Inc., have been included in this Report on Form 10-K beginning on page F-1. Our previously issued financial statements for the years ended December 31, 2000 and 2001, have been restated for a correction of an error due to a change in accounting method for a long-term guarantee contract. This restatement is more fully discussed in our Notes to Consolidated Financial Statements.

     Report of Independent Auditors
     Consolidated Balance Sheets as of December 31, 2001 and 2002 Consolidated Statements of Income for each of the three years in the period ended December 31, 2002
     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2002
     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002
     Notes to Consolidated Financial Statements
     Consolidating Statement of Income for the year ended December 31, 2002 (Unaudited)

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

     3. List of Exhibits filed in accordance with Item 601 of Regulation S-K. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K. Management contracts and compensatory plans, contracts and arrangements are indicated by "*":


     Exhibit No.                                                Description
--------------------     ----------------------------------------------------------------------------------------
        2.1(8)           Second Amended and Restated Agreement and Plan of Merger dated September 20, 2000, by and among Creditrust Corporation, and NCO Group, Inc. and its wholly owned subsidiaries,
                         NCO Portfolio Funding, Inc. and NCO Financial Systems, Inc. NCO will furnish to the
                         Securities and Exchange Commission a copy of any omitted schedules upon request.

        2.2(13)          Asset Acquisition Agreement dated August 19, 2002, among Great Lakes Collection Bureau,
                         Inc., General Electric Capital Corporation, NCO Group, Inc. and Great lakes Acquisition
                         Corporation. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

        3.1(1)           The Company's Amended and Restated Articles of Incorporation.

        3.2(3)           Amendment to Amended and Restated Articles of Incorporation.

        3.3(11)          Amendment to Amended and Restated Articles of Incorporation.

        3.4(1)           The Company's Amended and Restated Bylaws.

        4.1(1)           Specimen of Common Stock Certificate.

        4.2(5)           Form of warrant to purchase NCO Group, Inc. common stock.

        4.3(10)          Purchase Agreement dated as of March 29, 2001, between NCO Group, Inc. and Deutsche Bank
                         Alex. Brown Inc.

        4.4(10)          Indenture dated as of April 4, 2001, between NCO Group, Inc. and Bankers Trust Company, as Trustee

        4.5(10)          Registration Rights Agreement dated as of April 4, 2001, between NCO Group, Inc. and
                         Deutsche Bank Alex. Brown Inc.

        4.6(10)          Global Note dated April 4, 2001 of NCO Group, Inc.

       *10.1(1)          Employment Agreement, dated September 1, 1996, between the Company and Michael J.
                         Barrist.

       *10.2(6)          Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Michael J. Barrist.

       *10.3(1)          Employment Agreement, dated September 1, 1996, between the Company and Steven L.
                         Winokur.

       *10.4(6)          Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Steven L. Winokur.

       *10.5(9)          Employment Agreement, dated June 5, 1998, between the Company and Joshua Gindin.

       *10.6(9)          Addendum, dated January 1, 1999, to the Employment Agreement, dated June 5, 1998, between the Company and Joshua Gindin.

       *10.7(7)          Employment Agreement, dated May 2, 1998, between the Company and Paul E. Weitzel, Jr.

       *10.8(7)          Addendum, dated January 1, 1999, to the Employment Agreement, dated May 2, 1998, between the Company and Paul E. Weitzel, Jr.

       *10.9(1)          Amended and Restated 1995 Stock Option Plan.



     Exhibit No.                                                Description
--------------------     ----------------------------------------------------------------------------------------
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

        10.12(1)         Distribution and Tax Indemnification Agreement

        10.13(1)         Irrevocable Proxy Agreement by and between Michael J. Barrist and Annette H. Barrist.

        10.14(2)         Nontransferable Common Stock Purchase Warrant dated February 2, 1997, issued to CRW
                         Financial, Inc.

        10.15(2)         Registration Rights Agreement dated February 2, 1997, between NCO and CRW Financial, Inc.

        10.16(7)         Fifth Amended and Restated Credit Agreement dated as of December 31, 1999, by and among
                         NCO Group, Inc., as Borrower, Mellon Bank, N.A., as Administrative Agent and a Lender,
                         and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange
                         Commission a copy of any omitted schedules upon request.

        10.17(3)         Executive Salary Continuation Agreement.

        10.18(6)         Transfer Agreement dated January 26, 1998, among NCO, CRW Financial, Inc. and Swiss Bank
                         Corporation.

        10.19(9)         First Amendment, dated March 24, 2000, to the Fifth Amended and Restated Credit Agreement dated as of December 31, 1999, by and among NCO Group, Inc., as Borrower, Mellon Bank, N.A., as
                         Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

       10.20(9)          Second Amendment and Waiver, dated October 26, 2000, to the Fifth Amended and Restated Credit
                         Agreement dated as of December 31, 1999, by and among NCO Group, Inc., as Borrower, Mellon
                         Bank, N.A., as Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

       10.21(9)          Third Amendment, dated December 15, 2000, to the Fifth Amended and Restated Credit Agreement
                         dated as of December 31, 1999, by and among NCO Group, Inc., as Borrower, Mellon Bank, N.A., as
                         Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.




     Exhibit No.                                                Description
--------------------     ----------------------------------------------------------------------------------------
       10.22(9)          Fourth Amendment, dated January 23, 2001, to the Fifth Amended and Restated Credit Agreement
                         dated as of December 31, 1999 by and among NCO Group, Inc., as Borrower, Mellon Bank, N.A., as
                         Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

       10.23(9)          Fifth Amendment, dated February 20, 2001, to the Fifth Amended and Restated Credit Agreement
                         dated as of December 31, 1999 by and among NCO Group, Inc., as Borrower, Mellon Bank, N.A., as
                         Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

       10.24(9)          Credit Agreement, dated as of February 20, 2001, by and between NCO Portfolio Management, Inc., as Borrower, and NCO Group, Inc., as Lender.

       10.25(9)          Note Receivable, dated October 27, 2000, from Creative Marketing Strategies, Inc. for the original principal amount of $6.0 million, as payment of the purchase price for the acquisition of certain assets of NCO Teleservices, Inc.

       10.26(9)          Note Receivable, dated October 26, 2000, from TRC Holdings, Inc. for the principal amount of
                         $11.25 million, as payment of the purchase price for the acquisition of certain assets of NCO
                         Teleservices, Inc.

      *10.27(12)         Employment Agreement, dated January 31, 2002, between the Company and Stephen W. Elliott.

      *10.28(12)         Employment Agreement, dated November 21, 2001, between the Company and Steven Leckerman.

       10.29(12)         Sixth Amendment, dated March 14, 2001, to the Fifth Amended and Restated Credit Agreement dated as of December 31, 1999 by and among NCO Group, Inc., as Borrower, Mellon Bank, N.A., as
                         Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

       10.30(12)         Seventh Amendment, dated September 24, 2001, to the Fifth Amended and Restated Credit Agreement
                         dated as of December 31, 1999 by and among NCO Group, Inc., as Borrower, Mellon Bank, N.A., as
                         Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.



     Exhibit No.                                                Description
--------------------     ----------------------------------------------------------------------------------------


       10.31(14)         Ninth Amendment and Consent, dated October 31, 2002, to the Fifth Amended and Restated Credit
                         Agreement dated as of December 31, 1999 by and among NCO Group, Inc., as Borrower, Citizens
                         Bank of Pennsylvania (successor to Mellon Bank, N.A.), as Administrative Agent and a Lender,
                         and the Financial Institutions identified therein as Lenders and such other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

        21.1             Subsidiaries of the Registrant.

        23.1             Consent of Ernst & Young LLP.

        99.1             Chief Executive Officer Section 906 Certification of Financial Statements

        99.2             Chief Financial Officer Section 906 Certification of Financial Statements


------------------

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

(5) Incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21639) filed with the Securities and Exchange Commission on August 4, 1999.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-21639), as amended, filed with the Securities and Exchange Commission on March 31, 1999.


(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-21639), as amended, filed with the Securities and Exchange Commission on March 27, 2000.

(8) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities and Exchange Commission on March 5, 2001.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-21639), as amended, filed with the Securities and Exchange Commission on March 16, 2001.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-21639), filed with the Securities and Exchange Commission on March 19, 2002.

(13) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities and Exchange Commission on September 3, 2002.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

            (b). Reports on Form 8-K


Date of Report   Item Reported
--------------    ----------------
12/13/02         Item 7 and Item 9 - Press release for the acquisition of
                                     The Revenue Maximization Group Inc.
11/18/02         Item 7 and Item 9 - Press release and conference call transcript from the earnings release for the third quarter of 2002
11/4/02          Item 2 and Item 7 - Disclosures and financial statements to Great Lakes
                                     Collection Bureau, Inc. acquisition


                                                    SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NCO GROUP, INC.

    Date:  March 13, 2003                   By: /s/ Michael J. Barrist
                                               --------------------------------
                                            Michael J. Barrist, Chairman of the
                                            Board, President and Chief
                                            Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                       TITLE(S)                                DATE
          ---------                                       --------                                ----
/s/ Michael J. Barrist                      Chairman of the Board, President and Chief       March 13, 2003
-------------------------                   Executive Officer (principal executive
Michael J. Barrist                          officer)


/s/ Steven L. Winokur                       Executive Vice President, Finance; Chief         March 13, 2003
-------------------------                   Financial Officer; and Treasurer (principal
Steven L. Winokur                           financial and accounting officer)


/s/ William C. Dunkelberg                   Director                                         March 13, 2003
-------------------------
William  C. Dunkelberg

/s/ Charles C. Piola, Jr.                   Director                                         March 13, 2003
-------------------------
Charles C. Piola, Jr.

/s/ Leo J. Pound                            Director                                         March 13, 2003
-------------------------
Leo J. Pound

/s/ Eric S. Siegel                          Director                                         March 13, 2003
-------------------------
Eric S. Siegel

/s/ Allen F. Wise                           Director                                         March 13, 2003
-------------------------
Allen F. Wise


                                  CERTIFICATION

I, Michael J. Barrist, Chief Executive Officer of NCO Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of NCO Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ MICHAEL J. BARRIST

Michael J. Barrist
Chief Executive Officer (Principal Executive Officer)

                                  CERTIFICATION

I, Steven L. Winokur, Chief Financial Officer of NCO Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of NCO Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ STEVEN L. WINOKUR

Steven L. Winokur
Chief Financial Officer (Principal Financial and Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


Financial Statements:

Report of Independent Auditors..................................................................................F-2

Consolidated Balance Sheets as of December 31, 2001 and 2002(1) ................................................F-3

Consolidated Statements of Income for each of the three years in the period ended December 31, 2002(1)...................................................................F-4

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2002(1).......................................................F-5

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002(1)...................................................................F-6

Notes to Consolidated Financial Statements(1)...................................................................F-7

Consolidating Statement of Income for
    the year ended December 31, 2002 (Unaudited)...............................................................F-31

Financial Statement Schedule:

For the years ended December 31, 2000, 2001 and 2002:

    II - Valuation and Qualifying Accounts......................................................................S-1

(1) The Company's previously issued financial statements for the years ended December 31, 2000 and 2001, have been restated for a correction of an error due to a change in accounting method for a long-term guarantee contract. This restatement is more fully discussed in the Notes to Consolidated Financial Statements.

                         Report of Independent Auditors


To the Board of Directors and
Shareholders of NCO Group, Inc.


We have audited the accompanying consolidated balance sheets of NCO Group, Inc. as of December 31, 2001 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCO Group, Inc. at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 NCO Group, Inc. adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which resulted in NCO Group, Inc. changing its method of accounting for goodwill and its related amortization.

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated financial statements for the years ended December 31, 2000 and 2001 have been restated for the correction of an error.


                                                           /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 11, 2003

Part 1 - Financial Information
Item 1 - Financial Statements


                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                                              December 31,
                                                                                                      ------------------------------
                                               ASSETS                                                   2001                2002
                                                                                                      ----------         -----------
                                                                                                      (Restated)
Current assets:
     Cash and cash equivalents                                                                          $ 32,161           $ 25,159
     Restricted cash                                                                                       1,125                900
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $5,311 and $7,285, respectively                                            86,811             86,857
     Purchased accounts receivable, current portion                                                       47,341             60,693
     Deferred income taxes                                                                                18,090             16,389
     Bonus receivable, current portion                                                                         -             15,584
     Prepaid expenses and other current assets                                                            14,784              9,644
                                                                                                       ---------           --------
          Total current assets                                                                           200,312            215,226

Funds held on behalf of clients

Property and equipment, net                                                                               71,457             79,603

Other assets:
     Goodwill                                                                                            514,161            525,784
     Other intangibles, net of accumulated amortization                                                    7,929             14,069
     Purchased accounts receivable, net of current portion                                                92,660             91,755
     Bonus receivable, net of current portion                                                              4,329                408
     Other assets                                                                                         38,016             39,436
                                                                                                       ---------           --------
           Total other assets                                                                            657,095            671,452
                                                                                                       ---------           --------
Total assets                                                                                           $ 928,864          $ 966,281
                                                                                                       =========          =========


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                                                    $ 21,922           $ 39,847
     Income taxes payable                                                                                    176              2,222
     Accounts payable                                                                                     12,164              8,285
     Accrued expenses                                                                                     37,169             31,426
     Accrued compensation and related expenses                                                            16,785             15,374
     Deferred revenue, current portion                                                                    14,618             12,088
                                                                                                       ---------           --------
          Total current liabilities                                                                      102,834            109,242

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                                              357,868            334,423
     Deferred revenue, net of current portion                                                             11,745             11,678
     Deferred income taxes                                                                                38,337             48,605
     Other long-term liabilities                                                                           4,565              2,144

Minority interest                                                                                         21,213             24,427

Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized,
         no shares issued and outstanding                                                                      -                  -
     Common stock,  no par value, 50,000 shares authorized,
         25,816 and 25,908 shares issued and outstanding, respectively                                   320,993            321,824
     Other comprehensive loss                                                                             (4,346)            (3,876)
     Retained earnings                                                                                    75,655            117,814
                                                                                                       ---------           --------
           Total shareholders' equity                                                                    392,302            435,762
                                                                                                       ---------           --------
Total liabilities and shareholders' equity                                                             $ 928,864          $ 966,281
                                                                                                       =========          =========

                             See accompanying notes

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)


                                                                                           For the Years Ended December 31,
                                                                                  --------------------------------------------------
                                                                                     2000                2001               2002
                                                                                  ----------           ----------        -----------
                                                                                  (Restated)           (Restated)
Revenue                                                                            $ 587,452           $ 683,873          $ 703,450

Operating costs and expenses:
     Payroll and related expenses                                                    293,292             350,634            335,405
     Selling, general and administrative expenses                                    179,924             237,690            249,672
     Depreciation and amortization expense                                            32,360              38,205             27,324
                                                                                   ---------           ---------          ---------
          Total operating costs and expenses                                         505,576             626,529            612,401
                                                                                   ---------           ---------          ---------
Income from operations                                                                81,876              57,344             91,049

Other income (expense):
     Interest and investment income                                                    2,503               3,627              3,222
     Interest expense                                                                (25,942)            (26,962)           (20,976)
     Other income (expense)                                                            1,313                   -               (216)
                                                                                   ---------           ---------          ---------
          Total other income (expense)                                               (22,126)            (23,335)           (17,970)
                                                                                   ---------           ---------          ---------
Income before income tax expense                                                      59,750              34,009             73,079

Income tax expense                                                                    24,572              14,661             27,702
                                                                                   ---------           ---------          ---------

Income from continuing operations before minority interest                            35,178              19,348             45,377

Minority interest                                                                          -              (4,310)            (3,218)
                                                                                   ---------           ---------          ---------

Income from continuing operations                                                     35,178              15,038             42,159

Discontinued operations, net of income taxes:
     Loss from discontinued operations                                                  (975)                  -                  -
     Loss on disposal of discontinued operations                                     (23,179)                  -                  -
                                                                                   ---------           ---------          ---------

Net income                                                                          $ 11,024            $ 15,038           $ 42,159
                                                                                   =========           =========          =========

Income from continuing operations per share:
     Basic                                                                            $ 1.38              $ 0.58             $ 1.63
     Diluted                                                                          $ 1.36              $ 0.58             $ 1.54

Net income per share:
     Basic                                                                            $ 0.43              $ 0.58             $ 1.63
     Diluted                                                                          $ 0.43              $ 0.58             $ 1.54

Weighted average shares outstanding:
     Basic                                                                            25,587              25,773             25,890
     Diluted                                                                          25,842              26,091             29,829


                             See accompanying notes

                                 NCO GROUP, INC.

                 Consolidated Statements of Shareholders' Equity
              For the Years Ended December 31, 2000, 2001 and 2002
                             (Amounts in thousands)

                                                     Common Stock
                                              -------------------------         Other
                                                Number of                    Comprehensive    Retained   Comprehensive
                                                 Shares         Amount       Income (Loss)    Earnings   Income (Loss)     Total
                                              -------------     -------      -------------   ----------  -------------   ---------
 Balance, January 1, 2000                         25,533       $ 314,601          $ 694       $ 49,593                   $ 364,888
 Issuance of common stock                             94           1,771              -              -                       1,771
 Comprehensive income, net of tax:
   Net income (restated)                               -               -              -         11,024     $ 11,024         11,024
   Other comprehensive income (loss):
     Foreign currency translation adjustment           -               -         (2,219)             -       (2,219)        (2,219)
                                                                                                           --------
       Total comprehensive income (loss)                                                                   $  8,805
                                                --------        --------        -------       --------     ========       --------
 Balance, December 31, 2000 (restated)            25,627         316,372         (1,525)        60,617                     375,464

 Issuance of common stock                            189           4,621              -              -                       4,621
 Comprehensive income, net of tax:
   Net income (restated)                               -               -              -         15,038     $ 15,038         15,038
   Other comprehensive income (loss):
     Foreign currency translation adjustment           -               -         (2,821)             -       (2,821)        (2,821)
                                                                                                           --------
       Total comprehensive income (loss)                                                                   $ 12,217
                                                --------        --------        -------       --------     ========       --------
 Balance, December 31, 2001 (restated)            25,816         320,993         (4,346)        75,655                     392,302

 Issuance of common stock                             92             831              -              -                         831
 Comprehensive income, net of tax:
   Net income                                          -               -              -         42,159     $ 42,159         42,159
   Other comprehensive income (loss):
     Foreign currency translation adjustment           -               -            930              -          930            930
     Unrealized loss on interest rate swap             -               -           (460)             -         (460)          (460)
                                                                                                           --------
       Total comprehensive income (loss)                                                                   $ 42,629
                                                --------        --------        -------       --------     ========       --------
 Balance, December 31, 2002                       25,908       $ 321,824       $ (3,876)     $ 117,814                   $ 435,762
                                                ========       =========       ========      =========                   =========

                             See accompanying notes

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                               For the Years Ended December 31,
                                                                             -------------------------------------------------------
                                                                                   2000                2001               2002
                                                                             ----------------    ----------------   ----------------
                                                                                (Restated)          (Restated)
     Cash flows from operating activities:
       Income from continuing operations                                            $ 35,178            $ 15,038           $ 42,159
       Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
           Depreciation                                                               15,180              20,142             24,162
           Amortization of intangibles                                                17,180              18,063              3,162
           Net loss on property and equipment disposed of in connection
             with the flood/corporate headquarters relocation                              -                 827                  -
           Provision for doubtful accounts                                             5,906               4,250              8,293
           Impairment of purchased accounts receivable                                     -               2,738              1,999
           Gain on insurance proceeds from property and equipment                          -                   -               (847)
           Write-down of investment                                                        -                   -                250
           Minority interest                                                               -               4,310              3,218
           Changes in operating assets and liabilities, net of acquisitions:
               Restricted cash                                                             -               2,555                225
               Accounts receivable, trade                                            (24,299)             (3,494)            (2,368)
               Deferred income taxes                                                   8,010               3,833             12,572
               Bonus receivable                                                         (667)             (3,662)           (11,663)
               Other assets                                                           (5,293)             (3,935)             3,360
               Accounts payable and accrued expenses                                     469              13,028            (17,626)
               Income taxes payable                                                   (9,568)               (252)             2,127
               Deferred revenue                                                       14,210              12,153             (2,597)
               Other long-term liabilities                                            (6,511)                256             (2,421)
                                                                                  ----------          ----------          ---------
                  Net cash provided by continuing operating activities                49,795              85,850             64,005

               Net cash provided by discontinued operating activities                  2,487                   -                  -
                                                                                  ----------          ----------          ---------
                  Net cash provided by operating activities                           52,282              85,850             64,005

     Cash flows from investing activities:
       Purchases of accounts receivable                                              (32,961)            (50,621)           (70,654)
       Collections applied to principal of purchased accounts receivable               5,084              35,284             55,154
       Purchase price adjustment applied to principal of
         purchased accounts receivable                                                     -                   -              3,197
       Purchases of property and equipment                                           (31,042)            (27,940)           (27,331)
       Proceeds from notes receivable                                                      -                   -              1,000
       Insurance proceeds from involuntary conversion of
         property and equipment                                                            -                 560              2,633
       Investment in consolidated subsidiary by minority interest                          -               2,320                  -
       Net cash paid for acquisitions and related costs                              (10,665)            (11,077)           (27,966)
                                                                                  ----------          ----------          ---------
                  Net cash used in investing activities                              (69,584)            (51,474)           (63,967)

     Cash flows from financing activities:
       Borrowings under notes payable                                                      -                   -             24,477
       Repayment of notes payable                                                     (1,934)            (21,869)           (18,606)
       Repayment of acquired notes payable                                                 -             (20,084)                 -
       Borrowings under revolving credit agreement                                         -              65,230             34,170
       Repayment of borrowings under revolving credit agreement                      (19,000)           (162,350)           (47,620)
       Payment of fees to acquire debt                                                     -              (5,138)              (552)
       Proceeds from issuance of convertible debt                                          -             125,000                  -
       Issuance of common stock, net                                                   1,175               3,721                747
                                                                                  ----------          ----------          ---------
                  Net cash used in financing activities                              (19,759)            (15,490)            (7,384)

     Effect of exchange rate on cash                                                      38                (215)               344
                                                                                  ----------          ----------          ---------

     Net increase (decrease) in cash and cash equivalents                            (37,023)             18,671             (7,002)

     Cash and cash equivalents at beginning of the period                             50,513              13,490             32,161
                                                                                  ----------          ----------          ---------

     Cash and cash equivalents at end of the period                                 $ 13,490            $ 32,161           $ 25,159
                                                                                  ==========          ==========          =========


                             See accompanying notes

                                 NCO GROUP, INC.
                   Notes to Consolidated Financial Statements

     1. Nature of Operations:

     NCO Group, Inc. (the "Company" or "NCO") is a leading provider of accounts receivable management and collection services. The Company also owns 63 percent of NCO Portfolio Management, Inc., a separate public company that purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. The Company's client base includes companies in the financial services, healthcare, retail and commercial, utilities, education, telecommunications, and government sectors. These clients are primarily located throughout the United States of America, Canada, the United Kingdom, and Puerto Rico.

     2. Accounting Policies:

        Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All significant intercompany accounts and transactions have been eliminated. The Company does not control InoVision-MEDCLR-NCOP Ventures, LLC and Creditrust SPV98-2, LLC (see note 23) and, accordingly, their financial condition and results of operations are not consolidated with the Company's financial statements.

        Revenue Recognition:

     Contingency Fees:

     Contingency fee revenue is recognized upon collection of funds on behalf of clients.

     Contractual Services:

     Fees for contractual services are recognized as services are performed and accepted by the client.

     Long-Term Guarantee Contract:

     The Company has a long-term guarantee contract with a large client to provide collection services. The Company receives a base service fee based on collections. The Company also earns a bonus to the extent collections are in excess of the guarantees. The Company is required to pay the client if collections do not reach the guarantees but the Company is entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections.

     In accordance with the provision of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," The Company defers all of the base service fees until the collections exceed the collection guarantees. At the end of each reporting period, the Company assesses the need to record an additional liability if deferred fees are less than the estimated guarantee payments, if any, due to the client. There was no additional liability recorded as of December 31, 2001 and 2002.

     Purchased Accounts Receivable:

     The Company accounts for its investment in purchased accounts receivable on an accrual basis under the guidance of American Institute of Certified Public Accountants' Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans," using unique and exclusive portfolios. Portfolios are established with accounts having similar attributes. Typically, each portfolio consists of an individual acquisition of accounts that are initially recorded at cost, which includes external costs of acquiring portfolios. Once a portfolio is acquired, the accounts in the portfolio are not changed. Proceeds from the sale of accounts and return of accounts within a portfolio are accounted for as collections in that portfolio. The discount between the cost of each portfolio and the face value of the portfolio is not recorded since the Company expects to collect a relatively small percentage of each portfolio's face value.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     2.  Accounting Policies (continued):

     Purchased Accounts Receivable (continued):

     Collections on the portfolios are allocated to revenue and principal reduction based on the estimated internal rate of return ("IRR") for each portfolio. The IRR for each portfolio is derived based on the expected monthly collections over the estimated economic life of each portfolio (generally five years, based on the Company's collection experience), compared to the original purchase price. Revenue on purchased accounts receivable is recorded monthly based on applying each portfolio's effective IRR for the quarter to its carrying value. To the extent collections exceed the revenue, the carrying value is reduced and the reduction is recorded as collections are applied to principal. Because the IRR reflects collections for the entire economic life of the portfolio, and those collections are not constant, lower collection rates, typically in the early months of ownership, can result in a situation where the actual collections are less than the revenue accrual. In this situation, the carrying value of the portfolio may be increased by the difference between the revenue accrual and collections.

     To the extent actual collections differ from estimated projections, the Company prospectively adjusts the IRR. If the carrying value of a particular portfolio exceeds its expected future collections, a charge to income would be recognized in the amount of such impairment. Additional impairments on each quarter's previously impaired portfolios may occur if the current estimated future cash flow projection, after being adjusted prospectively for actual collection results, is less than the current carrying value recorded. After the impairment of a portfolio, all collections are recorded as a return of capital and no income is recorded on that portfolio until the full carrying value of the portfolio has been recovered. Once the full cost of the carrying value has been recovered, all collections will be recorded as revenue. The estimated IRR for each portfolio is based on estimates of future collections, and actual collections will vary from current estimates. The difference could be material.

        Credit Policy:

     The Company has two types of arrangements under which it collects its contingent fee revenue. For certain clients, the Company remits funds collected on behalf of the client net of the related contingent fees while, for other clients, the Company remits gross funds collected on behalf of clients and bills the client separately for its contingent fees.

     Management carefully monitors its client relationships in order to minimize the Company's credit risk and maintains a reserve for potential collection losses when such losses are deemed to be probable. The Company generally does not require collateral and it does not charge finance fees on outstanding trade receivables. In many cases, in the event of collection delays from clients, management may, at its discretion, change from the gross remittance method to the net remittance method. Trade accounts receivable are written off to the allowance for doubtful accounts when collection appears highly unlikely.

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

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     2. Accounting Policies (continued):

        Investments in Debt and Equity Securities:

     The Company accounts for investments, such as the investment in securitization, Creditrust SPV 98-2, LLC, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such, investments are recorded as either trading, available for sale, or held to maturity based on management's intent relative to those securities. The Company records its investment in securitization as an available for sale debt security. Such a security is recorded at fair value, and the unrealized gains or losses, net of the related tax effects, are not reflected in earnings but are recorded as other comprehensive income in the consolidated statement of shareholders' equity until realized. A decline in the value of an available for sale security below cost that is deemed other than temporary is charged to income as an impairment and results in the establishment of a new cost basis for the security.

     The investment in securitization is included in other assets and represents the residual interest in a securitized pool of purchased accounts receivable acquired in connection with the merger of Creditrust Corporation ("Creditrust") into NCO Portfolio Management, Inc. ("NCO Portfolio") (see note 5). The investment in securitization accrues interest at an effective yield (IRR), which is estimated based on the expected monthly collections over the estimated economic life of the investment (approximately five years). Cost approximated fair value of this investment as of December 31, 2001 and 2002 (see note 23).

        Property and Equipment:

     Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful life of each class of assets using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet, and any gain or loss on the transaction is included in the statement of income.

     The Company reviews long-lived assets and certain identifiable intangibles for impairment, based on the estimated undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

        Intangibles:

     Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142") (see note 9).

     Other intangible assets consist primarily of customer lists and deferred financing costs, which relate to debt issuance costs incurred. Customer lists are amortized over five years and deferred financing costs are amortized over the term of the debt (see note 9).

        Interest Rate Hedges:

     The Company accounts for its interest rate swap agreements as either assets or liabilities on the balance sheet measured at fair value. Changes in the fair value of the interest rate swap agreements will be recorded separately in shareholders' equity as "other comprehensive income (loss)" since the interest rate swap agreements were designated and qualified as cash flow hedges. As of December 31, 2002, "other comprehensive income (loss)" included a loss of $460,000, net of a tax benefit of $248,000. The Company determined that the interest rate swap agreements qualified as effective cash flow hedges because the interest payment dates, the underlying index (the London InterBank Offered Rate or "LIBOR"), and the notional amounts coincide with LIBOR contracts from the revolving credit facility. If the interest rate swap agreements no longer qualify as cash flow hedges, the change in the fair value will be recorded in current earnings.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     2. Accounting Policies (continued):

        Stock Options:

     The Company accounts for stock option grants in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with SFAS 123, "Accounting for Stock-Based Compensation," the Company does not recognize compensation cost based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (amounts in thousands, except per share amounts) (see note 15):

                                                                    For the Years Ended December 31,
                                                                ------------------------------------------
                                                                   2000            2001           2002
                                                                ------------    -----------    -----------

           Net income - as reported                                $ 11,024       $ 15,038       $ 42,159
           Pro forma compensation cost, net of taxes                  4,203          5,011          5,417
                                                                 ----------      ---------      ---------

           Net income - pro forma                                   $ 6,821       $ 10,027       $ 36,742
                                                                 ==========      =========      =========

           Net income per share - as reported:
               Basic                                                 $ 0.43         $ 0.58         $ 1.63
               Diluted                                               $ 0.43         $ 0.58         $ 1.54

           Net income per share - pro forma:
               Basic                                                 $ 0.27         $ 0.39         $ 1.42
               Diluted                                               $ 0.26         $ 0.38         $ 1.36

     The estimated weighted average, grant-date fair values of the options granted during the years ended December 31, 2000, 2001 and 2002 were $10.52, $10.37 and $8.40, respectively. All options granted were at the market price of the stock on the grant date. For valuation purposes, the Company utilized the Black-Scholes option-pricing model using the following assumptions on a weighted average basis:

                                            For the Years Ended December 31,
                                          ------------------------------------
                                             2000         2001         2002
                                          ----------   ----------   ----------

           Risk-free interest rate           5.93%        4.42%        3.18%
           Expected life in years             3.25         4.33         5.00
           Volatility factor                 52.88%       58.95%       56.59%
           Dividend yield                     None         None         None
           Forfeiture rate                   5.00%        5.00%        5.00%

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

     The portfolios of purchased accounts receivable are composed of distressed debt. Collection results are not guaranteed until received; accordingly, for tax purposes, any gain on a particular portfolio is deferred until the full cost of its acquisition is recovered. Revenue for financial reporting purposes is recognized ratably over the life of the portfolio. Deferred tax liabilities arise from deferrals created during the early stages of the portfolio. These deferrals reverse after the cost basis of the portfolio is recovered. The creation of new tax deferrals from future purchases of portfolios are expected to offset a significant portion of the reversal of the deferrals from portfolios where the collections have become fully taxable.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

      2. Accounting Policies (continued):

        Foreign Currency Translation:

     The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using historical exchange rates. The adjustments resulting from translation have been recorded separately in shareholders' equity as "other comprehensive income
     (loss)" and are not included in determining consolidated net income. As of December 31, 2001 and 2002, other comprehensive income (loss) included $4.3 million and $3.4 million, respectively, of cumulative losses from foreign currency translation.

        Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     In the ordinary course of accounting for a long-term guarantee contract, estimates are made by management as to the payments due to the client. Actual results could differ from those estimates and a material change could occur within one reporting period.

     In the ordinary course of accounting for purchased accounts receivable, estimates are made by management as to the amount and timing of future cash flows expected from each portfolio. The estimated future cash flow of each portfolio is used to compute the IRR for the portfolio. The IRR is used to allocate collections between revenue and principal reduction of the carrying values of the purchased accounts receivable.

     On an ongoing basis, the Company compares the historical trends of each portfolio to projected collections. Projected collections are then increased, within preset limits, or decreased based on the actual cumulative performance of each portfolio. Management reviews each portfolio's adjusted projected collections to determine if further downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its best efforts to improve under-performing portfolios. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period (see note 6).

     3. Restated Financial Statements:

     On February 6, 2003, the Company's independent auditors informed the Company that, based on their further internal review and consultation, they no longer considered the methodology for revenue recognition for a long-term guarantee contract appropriate under revenue recognition guidelines. Previously, revenue under the contract was recorded based upon the collection of funds on behalf of clients at the anticipated average fee over the life of the contract. Further review by the Company with its independent auditors led the Company to conclude that it should change its method of revenue recognition for the contract. The change resulted in the deferral of the recognition of revenue under the contract until such time as any contingencies related to the realization of revenue have been resolved. The financial statements and the accompanying notes of the Company for the years ended December 31, 2000 and 2001, have been restated for a correction of an error due to this change.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     3.  Restated Financial Statements (continued):

     The following table presents the impact of the restatement on the consolidated financial statements (amounts in thousands, except per share amounts):

                                                        As of and for the Years Ended December 31,
                                               -------------------------------- -----------------------------
                                                           2000                             2001
                                               -----------------------------    -----------------------------
                                                    As                               As
                                                Previously           As          Previously           As
                                                 Reported         Restated        Reported         Restated
                                                ----------        --------      -----------      ------------
           Selected balance sheet data:

           Total current assets                   $ 128,534       $ 125,118        $ 202,802       $ 200,312
           Noncurrent assets                        655,472         656,139          728,223         728,552
           Total current liabilities                 48,802          48,294           90,429         102,834
           Noncurrent liabilities                   348,778         357,499          405,288         412,515
           Retained earnings                         71,579          60,617           97,448          75,655

           Selected income statement data:

           Revenue                                $ 605,884       $ 587,452        $ 701,506       $ 683,873
           Income before income tax
             expense                                 78,182          59,750           51,642          34,009
           Income tax expense                        32,042          24,572           21,463          14,661
           Net income                                21,986          11,024           25,869          15,038
           Net income per share:
             Basic                                   $ 0.86          $ 0.43           $ 1.00          $ 0.58
             Diluted                                 $ 0.85          $ 0.43           $ 0.99          $ 0.58

     4. Discontinued Operations:

     On April 14, 2000 (the "Measurement Date"), the Company's Board of Directors approved a plan to divest the Company's Market Strategy division as part of its strategic plan to increase long-term shareholder value and focus on its core business of accounts receivable management services. The Market Strategy division provided market research and telemarketing services. The market research assets were acquired through the January 1997 acquisition of the Tele-Research Center, Inc. and the February 1998 acquisition of The Response Center. The telemarketing assets were acquired as noncore components of the March 1999 acquisition of JDR and the August 1999 acquisition of Compass International Services Corporation. On October 26, 2000, TRC Holdings, Inc. and Creative Marketing Strategies, Inc., both management-led groups, acquired the assets of the market research and telemarketing businesses, respectively. In consideration for the purchased assets of the market research business, the Company received a $12.25 million note. In consideration for the purchased assets of the telemarketing business, the Company received a $6.0 million note.

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

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     4.  Discontinued Operations (continued):

     The following summary of the Market Strategy division's operations prior to the Measurement Date for the year ended December 31, 2000 has been presented net in the Company's consolidated statements of operations (amounts in thousands):

                                                            2000
                                                         --------

          Revenue                                          $7,802
                                                         ========

          Loss from discontinued operations
            before income tax benefit                    $(1,498)
          Income tax benefit                                (523)
                                                        --------

          Loss from discontinued operations,
            net of income taxes                           $ (975)
                                                        ========

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

     For the period in 2000 before the Measurement Date, the loss from discontinued operations, net of taxes, included an allocation of interest expense of $441,000. For the period in 2000 from the Measurement Date through the divestiture date, the loss on the disposal of discontinued operations included an allocation of interest expense of $706,000. The interest expense was allocated to the Market Strategy division based on the expected proceeds.

     5.  Business Combinations:

     The following acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition related expenses. These accruals included professional fees related to the acquisition and termination costs related to certain redundant personnel immediately eliminated at the time of the acquisitions.

     On February 20, 2001, the Company merged NCO Portfolio Management, Inc. ("NCO Portfolio"), its wholly owned subsidiary, with Creditrust Corporation ("Creditrust") to form a new public entity (Nasdaq: NCPM) focused on the purchase of accounts receivable (the "Creditrust Merger"). After the Creditrust Merger, the Company owned approximately 63 percent of the outstanding stock of NCO Portfolio, subject to certain adjustments. The Company's contribution to the NCO Portfolio merger consisted of $25.0 million of purchased accounts receivable. As part of the Creditrust Merger, NCO Portfolio signed a ten-year service agreement that appointed the Company as the sole provider of collection services to NCO Portfolio. The Company has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. In connection with the Creditrust Merger, the Company amended its revolving credit facility to allow the Company to provide NCO Portfolio with a $50 million revolving line of credit in the form of a subfacility under its existing credit facility. Initially, NCO Portfolio borrowed $36.3 million to fund the Creditrust Merger.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     5.  Business Combinations (continued):

     On August 19, 2002, the Company acquired certain assets and related operations, excluding the purchased accounts receivable portfolio, and assumed certain liabilities of Great Lakes Collection Bureau, Inc. ("Great Lakes"), a subsidiary of GE Capital Corporation ("GE Capital"), for $10.1 million in cash. The Company funded the purchase with borrowings under its revolving credit agreement. NCO Portfolio acquired the purchased accounts receivable portfolio of Great Lakes for $22.9 million. NCO Portfolio funded the purchase with $2.3 million of existing cash and $20.6 million of nonrecourse financing provided by CFSC Capital Corp. XXXIV (see note 10). This nonrecourse financing is collateralized by the Great Lakes purchased accounts receivable portfolio. As part of the acquisition, the Company and GE Capital signed a multi-year agreement under which the Company will provide services to GE Capital. The Company allocated $4.1 million of the purchase price to the customer list and recognized goodwill of $2.1 million. All of the goodwill is deductible for tax purposes. Because the closing balance sheet has not been finalized, the allocation of the fair market value to the acquired assets and liabilities of Great Lakes was based on preliminary estimates and may be subject to change. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers and reduce the cost of providing services to the acquired customers through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is a preliminary allocation of the net purchased assets of Great Lakes, excluding the purchased accounts receivable portfolio (amounts in thousands):

                                                 As of
                                            August 19, 2002
                                         --------------------

           Current assets                              $ 2,480
           Property and equipment                        4,316
           Goodwill                                      2,053
           Client list                                   4,063
           Total assets                                 12,912
           Current liabilities                           2,313

     On December 9, 2002, the Company acquired all of the stock of The Revenue Maximization Group, Inc. ("RevGro") for $17.5 million in cash, including the repayment of $889,000 of RevGro's pre-acquisition debt. The Company funded the purchase with $16.8 million of borrowings under its revolving credit agreement and existing cash. The Company allocated $4.7 million of the purchase price to the customer list and recognized goodwill of $9.3 million. None of the goodwill is deductible for tax purposes. Because the closing balance sheet has not been finalized, the allocation of the fair market value to the acquired assets and liabilities of RevGro was based on preliminary estimates and may be subject to change. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers and reduce the cost of providing services to the acquired customers through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is a preliminary allocation of the net purchased assets of RevGro (amounts in thousands):

                                                As of
                                           December 9, 2002
                                        ---------------------

           Current assets                              $ 7,026
           Property and equipment                          485
           Goodwill                                      9,339
           Client list                                   4,698
           Total assets                                 21,585
           Current liabilities                           4,090

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     5.  Business Combinations (continued):

     The following summarizes the unaudited pro forma results of operations for the years ended December 31, 2001 and 2002, assuming the acquisitions of RevGro and Great Lakes, and the Creditrust Merger had occurred as of the beginning of the respective years. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands, except per share data):

                                                                   2001           2002
                                                               ------------   ------------
                                                                       (Unaudited)
           Revenue                                              $ 764,351       $ 754,766
           Net (loss) income                                     $ (3,580)       $ 38,463
           Net (loss) income per share:
               Basic                                              $ (0.14)         $ 1.49
               Diluted                                            $ (0.14)         $ 1.41

     6.  Purchased Accounts Receivable:

     The Company's Portfolio Management and International Operations divisions purchase defaulted consumer accounts receivable at a discount from the actual principal balance. As of December 31, 2002, the carrying values of Portfolio Management's and International Operations' purchased accounts receivable were $149.0 million and $3.4 million, respectively. The following summarizes the change in purchased accounts receivable (amounts in thousands):

                                                                        For the Years Ended December 31,
                                                                   ----------------------------------------
                                                                       2000          2001           2002
                                                                   -----------   -----------    -----------

           Balance, at beginning of period                           $  6,719       $ 34,475      $ 140,001
           Purchased accounts receivable acquired from
             Creditrust                                                  -            93,518            -
           Purchases of accounts receivable                            32,961         50,621         72,680
           Collections on purchased accounts receivable              (20,495)        (99,868)      (120,513)
           Purchase price adjustment                                     -                 -         (4,000)
           Revenue recognized                                          15,411         64,065         66,162
           Impairment of purchased accounts receivable                   -            (2,738)        (1,999)
           Foreign currency translation adjustment                       (121)           (72)           117
                                                                   ----------     ----------     ----------
                                                                            -              -              -
           Balance, at end of period                                 $ 34,475      $ 140,001      $ 152,448
                                                                   ==========     ==========     ==========

     During the years ended December 31, 2001 and 2002, impairments of $2.7 million and $2.0 million, respectively, were recorded as a charge to income on portfolios where the carrying values exceeded the expected future cash flows. No income will be recorded on these portfolios until the carrying values have been fully recovered. As of December 31, 2001 and 2002, the combined carrying values on all impaired portfolios aggregated $5.8 million and $6.1 million, respectively, or 4.2 percent and 4.0 percent of total purchased accounts receivable, respectively, representing their net realizable value. No impairments were recorded during the year ended December 31, 2000.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     6.  Purchased Accounts Receivable (continued):

     Included in collections for the year ended December 31, 2002, was $3.7 million in proceeds from the sale of accounts. During the year ended December 31, 2002, NCO Portfolio concluded a contract renegotiation with the seller of several existing portfolios resulting in a $4.0 million cash price reduction on several purchases from 2000 and 2001. The $4.0 million proceeds were recorded as a reduction to purchase price of the affected portfolios during 2002. On several previously impaired portfolios, the cash price reduction reduced the carrying value of such portfolios, resulting in the carrying value of certain of the portfolios becoming fully recovered. Included in revenue for the year ended December 31, 2002, was $803,000 from these fully recovered portfolios. Revenue of approximately $354,000 was recorded during the year ended December 31, 2002, on several nonimpaired portfolios due to the improved IRRs as a result of the cash price reduction.

     7.  Funds Held on Behalf of Clients:

     In the course of the Company's regular business activities as a provider of accounts receivable management services, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $56.8 million and $60.2 million at December 31, 2001 and 2002, respectively, have been shown net of their offsetting liability for financial statement presentation.

     8.  Property and Equipment:

     Property and equipment, at cost, consisted of the following (amounts in thousands):


                                                                                 December 31,
                                                    Estimated       ------------------------------------
                                                   Useful Life           2001                2002
                                                  --------------    ----------------    ----------------

           Computer equipment                        5 years               $ 75,086            $ 87,470
           Computer software developed
             for internal use                        5 years                 24,734              33,542
           Furniture and fixtures                 5 to 10 years              13,032              17,576
           Leasehold improvements                 5 to 15 years               6,027              12,829
                                                                          ---------            --------
                                                                            118,879             151,417

           Less accumulated depreciation                                     47,422              71,814
                                                                          ---------            --------

                                                                           $ 71,457            $ 79,603
                                                                          =========            ========


     Depreciation charged to operations amounted to $15.2 million, $20.1 million and $24.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

     9. Intangible Assets:

        Goodwill:

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142"). As a result of adopting SFAS 142, the Company no longer amortizes goodwill. Goodwill must be tested at least annually for impairment, including an initial test that was completed in connection with the adoption of SFAS
     142. The test for impairment uses a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company did not incur any impairment charges in connection with the adoption of SFAS 142 or the annual impairment test performed on October 1, 2002, and does not believe that goodwill is impaired as of December 31, 2002. The annual impairment analysis is anticipated to be completed on October 1st of each year.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     9.  Intangible Assets (continued):

         Goodwill (continued):

     SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company's reporting units under SFAS 142 are U.S. Operations, Portfolio Management and International Operations. Portfolio Management does not have any goodwill. The U.S. Operations and International Operations had the following goodwill (amounts in thousands):

                                                          December 31,
                                                -------------------------------
                                                    2001                2002
                                                -----------          ---------

           U.S. Operations                        $ 484,182          $ 495,575
           International Operations                  29,979             30,209
                                                 ----------          ---------
                                                  $ 514,161          $ 525,784
                                                 ==========          =========

     The change in U.S. Operations' goodwill balance from 2001 to 2002 was due to the acquisitions of Great Lakes and RevGro during 2002 (see note 5). The change in International Operations' goodwill balance from 2001 to 2002 was due to changes in the exchange rates used for the foreign currency translation.

     The following presents the results of operations as if SFAS 142 had been adopted as of the beginning of the respective periods (dollars in thousands):

                                                          For the Years Ended December 31,
                                            --------------------------------------------------------------
                                                        2000                             2001
                                            -----------------------------    -----------------------------
                                                              Diluted                          Diluted
                                                              Earnings                      Earnings Per
                                              Amount         Per Share         Amount           Share
                                            -----------     -------------    -----------    --------------

           Net income, as reported            $ 11,024            $ 0.43       $ 15,038            $ 0.58
           Add back of goodwill
             amortization, net of tax           11,781              0.45         11,894              0.44
                                            ----------       -----------     ----------      ------------

           Adjusted net income                $ 22,805            $ 0.88       $ 26,932            $ 1.02
                                             ==========      ===========     ==========      ============

        Other Intangible Assets:

     The Company's adoption of SFAS 142 had no effect on its other intangible assets. Other intangible assets consist primarily of customer lists and deferred financing costs. The following represents the other intangible assets (amounts in thousands):

                                                                    December 31,
                                          ------------------------------------------------------------------
                                                       2001                               2002
                                          -------------------------------    -------------------------------
                                            Gross                              Gross
                                           Carrying         Accumulated       Carrying         Accumulated
                                            Amount        Amortization         Amount        Amortization
                                          -----------    ----------------    -----------    ----------------

           Deferred financing costs         $ 11,881             $ 4,320       $ 12,422             $ 6,969
           Customer lists                          -                   -          8,761                 357

           Other intangible assets               900                 532            900                 688
                                           ---------           ---------       --------            --------

           Total                            $ 12,781             $ 4,852       $ 22,083             $ 8,014
                                           =========           =========       ========            ========


                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     9. Intangible Assets (continued):

         Other Intangible Assets (continued):

     The Company recorded amortization expense for all other intangible assets of $1.5 million, $2.4 million and $3.2 million during the years ended December 31, 2000, 2001 and 2002, respectively. The following represents the Company's expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

           2003                         $ 4,744
           2004                           3,422
           2005                           2,539
           2006                           1,969
           2007                           1,395

     10. Long-Term Debt:

     Long-term debt consisted of the following (amounts in thousands):

                                                         December 31,
                                                ----------------------------
                                                   2001               2002
                                                ----------         ---------

           Revolving credit loan                 $ 206,630          $ 193,180
           Convertible notes                       125,000            125,000
           Securitized debt                         45,379             35,523
           Nonrecourse debt                              -             17,632
           Capital leases and other                  2,781              2,935
           Less current portion                    (21,922)           (39,847)
                                                 ---------          ---------
                                                 $ 357,868          $ 334,423
                                                 =========          =========

     The following summarizes the Company's required debt payments, excluding the convertible notes (amounts in thousands):

             2003                       $    39,847
             2004                           202,135
             2005                             7,278
             2006                                 9
             2007                                 1

         Revolving Credit Facility:

     The Company has a credit agreement with Citizens Bank of Pennsylvania, formerly Mellon Bank, N.A., ("Citizens Bank"), for itself and as administrative agent for other participating lenders, structured as a revolving credit facility. The balance under the revolving credit facility will become due on May 20, 2004 (the "Maturity Date"). The borrowing capacity of the revolving credit facility is subject to quarterly reductions of $5.2 million until the Maturity Date, and 50 percent of the net proceeds received from any offering of debt or equity.

     At the option of NCO, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 0.25 percent to 0.50 percent, which is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Citizens Bank's prime rate was 4.25 percent at December 31, 2002), or the London InterBank Offered Rate ("LIBOR") plus a margin of 1.25 percent to 2.25 percent depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 1.38 percent at December 31, 2002). The Company is charged a fee on the unused portion of the credit facility ranging from 0.13 percent to 0.38 percent depending on the Company's consolidated funded debt to EBITDA ratio.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     10. Long-Term Debt (continued):

         Revolving Credit Facility (continued):

     In connection with the merger of Creditrust into NCO Portfolio, the Company amended its revolving credit facility to allow the Company to provide NCO Portfolio with a revolving line of credit in the form of a subfacility under its existing credit facility. The borrowing capacity of the subfacility is subject to quarterly reductions of $3.75 million until the earlier of the Maturity Date or the date at which the subfacility is reduced to $25 million. NCO Portfolio's borrowings bear interest at a rate equal to NCO's interest rate under the revolving credit facility plus 1.00 percent.

     Borrowings under the revolving credit facility are collateralized by substantially all the assets of the Company, including the common stock of NCO Portfolio, and certain assets of NCO Portfolio. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of December 31, 2002, the Company was in compliance with all required financial covenants.

     The following summarizes the availability under the revolving credit facility (amounts in thousands):


                                                                     December 31, 2002
                                                  --------------------------------------------------------
                                                    NCO Group         NCO Portfolio          Combined
                                                  --------------    ------------------    ----------------

           Maximum capacity                           $ 206,725              $ 40,000           $ 246,725
           Less:
             Outstanding borrowings                     156,300                36,880             193,180
             Unused letters of credit                     2,316                     -               2,316
                                                     ----------              --------            --------

           Available                                  $  48,109              $  3,120            $ 51,229
                                                     ==========              ========            ========

        Convertible Notes:

     In April 2001, the Company completed the sale of $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes due April 2006 ("Notes") in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are convertible into NCO common stock at an initial conversion price of $32.92 per share. The Company will be required to repay the $125.0 million of aggregate principal if the Notes are not converted prior to their maturity in April 2006. The Company used the $121.3 million of net proceeds from this offering to repay debt under its revolving credit agreement. In accordance with the terms of the credit agreement, 50 percent of the net proceeds from the Notes permanently reduced the maximum borrowings available under the revolving credit facility.

         Securitized Debt:

     NCO Portfolio assumed four securitized notes in connection with the Creditrust Merger, one of which is included in an unconsolidated subsidiary, Creditrust SPV 98-2, LLC (see note 23). The remaining three notes are reflected in long-term debt. These notes were originally established to fund the purchase of accounts receivable. Each of the notes payable is nonrecourse to the Company and NCO Portfolio, is secured by a portfolio of purchased accounts receivable, and is bound by an indenture and servicing agreement. Pursuant to the Creditrust Merger, the trustee appointed NCO as the successor servicer for each portfolio of purchased accounts receivable within these securitized notes. When the notes payable were established, a separate nonrecourse special purpose finance subsidiary was created to house the assets and issue the debt. These are term notes without the ability to re-borrow. Monthly principal payments on the notes equal all collections after servicing fees, collection costs, interest expense and administrative fees.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     10. Long-Term Debt (continued):

         Securitized Debt (continued):

     The first securitized note was established in September 1998 through a special purpose finance subsidiary. This note carries a floating interest rate of LIBOR plus 0.65 percent per annum, and the final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. A $900,000 liquidity reserve is included in restricted cash as of December 31, 2001 and 2002, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $945,000 and $621,000 for period from February 21, 2001, to December 31, 2001, and for the year ended December 31, 2002, respectively. As of December 31, 2001 and 2002, the amount outstanding on the facility was $17.8 million and $15.4 million, respectively. The note issuer has been guaranteed against loss by NCO Portfolio for up to $4.5 million, which will be reduced if and when reserves and residual cash flows from another securitization, Creditrust SPV 98-2, LLC, are posted as additional collateral for this facility (see note 23).

     The second securitized note was established in August 1999 through a special purpose finance subsidiary. This note carries interest at 9.43 percent per annum, with a final payment date of the earlier of August 2004, or satisfaction of the note from collections. In May 2002, the note was paid off, and the $225,000 liquidity reserve was returned to NCO Portfolio. Interest expense, trustee fees and guarantee fees aggregated $691,000 and $56,000 for the period from February 21, 2001 to December 31, 2001, and the year ended December 31, 2002, respectively.

     The third securitized note was established in August 1999 through a special purpose finance subsidiary. This note carries interest at 15.00 percent per annum, with a final payment date of the earlier of December 2004, or satisfaction of the note from collections. Interest expense and trustee fees aggregated $3.3 million and $3.3 million for the period from February 21, 2001, to December 31, 2001, and for the year ended December 31, 2002. As of December 31, 2001 and 2002, the amount outstanding on the facility was $23.8 million and $20.1 million.

         Nonrecourse Debt:

     In August 2002, NCO Portfolio entered into a four-year exclusivity agreement with CFSC Capital Corp. XXXIV ("Cargill"). The agreement stipulates that all purchases of accounts receivable by NCO Portfolio with a purchase price in excess of $4 million, with limited exceptions, must be first offered to Cargill for financing at its discretion. The agreement has no minimum or maximum credit authorization. NCO Portfolio may terminate the agreement at any time after two years for a cost of $125,000 per month for each month of the remaining four years, payable monthly. If Cargill chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate plus 3.25 percent (prime rate was 4.25 percent at December 31, 2002). Each borrowing is due two years after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional interest, Cargill will receive 40 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note and the initial investment by NCO Portfolio, including imputed interest. Borrowings under this financing agreement are nonrecourse to NCO Portfolio and NCO, except for the assets within the special purpose entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill financed portfolios, in addition to other remedies. As of December 31, 2002, NCO Portfolio was in compliance with all required covenants.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     10. Long-Term Debt (continued):

         Other:

     At December 31, 2002, the Company had unused letters of credit of $2.3 million.

     The Company leases certain equipment under agreements that are classified as capital leases. The equipment leases have original terms ranging from 23 to 60 months and have purchase options at the end of the original lease term.

     11. Operating Leases:

     The Company leases certain equipment and real estate facilities under noncancelable operating leases. These leases expire between 2003 and 2016, and most contain renewal options. The following represents the future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more (amounts in thousands). The following future minimum payments do not include the leases from the Company's former Fort Washington locations (see notes 20 and 22).

           2003                                          $ 25,483
           2004                                            22,346
           2005                                            22,743
           2006                                            18,510
           2007                                            15,376
           Thereafter                                      47,495
                                                         --------
                                                         $151,953
                                                         ========

     Rent expense was $17.8 million, $19.5 million and $20.9 million for the years ended December 31, 2000, 2001 and 2002, respectively. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease.

     12. Income Taxes:

     Income tax expense consisted of the following components (amounts in thousands):


                                                     For the Years Ended December 31,
                                               --------------------------------------------
                                                   2000            2001            2002
                                               ------------    ------------    ------------
           Currently payable:
             Federal                             $  16,280       $ 10,809           $ 9,235
             State                                   1,613          1,047             1,789
             Foreign                                 1,269            376             1,329

           Deferred:
             Federal                                 6,277          1,600
                                                                                     14,218
             State                                    (214)
                                                                     (239)            1,131
             Foreign                                  (653)         1,068                 -
                                                 ----------      --------          --------
           Income tax expense                    $   24,572      $ 14,661           $27,702
                                                 ==========      ========          ========


                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     12. Income Taxes (continued):

     Deferred tax assets (liabilities) consisted of the following (amounts in thousands):

                                                                                  December 31,
                                                                         -------------------------------
                                                                             2001             2002
                                                                         -------------    --------------
           Deferred tax assets:
             Net operating loss carryforwards                              $   39,380          $ 41,056
             Deferred contractual revenue                                      14,272            13,598
             Accrued expenses                                                   8,697             8,054
                                                                           ----------          --------

           Total deferred tax assets                                           62,349            62,708

           Valuation allowance                                                  5,014             6,347
                                                                           ----------          --------

           Net deferred tax assets                                             57,335            56,361
                                                                           ----------          --------

           Deferred tax liabilities:
             Amortization                                                      32,060            39,074
             Depreciation                                                      12,400            12,210
             Undistributed earnings of unconsolidated subsidiary                2,832             1,876
             Purchased accounts receivable                                     30,290            35,417
                                                                           ----------          --------
           Total deferred tax liabilities                                      77,582            88,577
                                                                           ----------          --------

           Net deferred tax liabilities                                     $ (20,247)        $ (32,216)
                                                                           ==========         =========

     The Company had federal, state, and foreign net operating loss carryforwards in the amount of $186.8 million, subject to certain limitations, available at December 31, 2002, which will expire during the years 2003 through 2021. Of this amount, $100.4 million existed as of the date of the Creditrust Merger. Due to the Creditrust ownership change in 2001, the use of the net operating loss carryforwards could be substantially curtailed by Section 382 of the Internal Revenue Code. The annual use of the net operating loss carryforwards is limited under this section and such limitation is dependent on: (i) the fair market value of Creditrust at the time of the ownership change; and (ii) the net unrealized built-in gains of Creditrust at the time of the ownership change, which are recognized within five years of the Creditrust Merger date. Based on an analysis performed by the Company, it is anticipated that $81.8 million of the Creditrust net operating loss will be available for utilization after
     Section 382 limitations. Accordingly, a deferred tax asset based on this amount was recorded at the date of the Creditrust Merger being available to offset future reversing temporary differences and future taxable income. At year-end, this deferred tax asset was expected to be fully utilized to offset future reversing temporary differences, primarily relating to purchased accounts receivable.

     A reconciliation of the U.S. statutory income tax rate to the effective rate was as follows:

                                                                   For the Years Ended December 31,
                                                                  ----------------------------------
                                                                   2000           2001         2002
                                                                   -----         -----         -----
           U.S. statutory income tax rate                          35.0%         35.0%         35.0%
           Nondeductible goodwill and other expenses                4.7           8.2           0.2
           State taxes, net of federal                              1.6           1.3           2.8
           Benefit from foreign net operating losses               (1.4)            -             -
           Other, net                                               1.2          (1.4)         (0.1)
                                                                   ----          ----          ----

           Effective tax rate                                      41.1%         43.1%         37.9%
                                                                   ====          ====          =====


                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     13.  Shareholders' Equity:

         Common Stock Warrants

     In February 1997, the Company issued warrants to purchase 375,000 shares of NCO common stock, at $18.42 per share, in connection with the acquisition of certain assets and the assumption of certain liabilities of the Collections Division of CRW Financial, Inc. In January 2002, all of these warrants were exercised. The holders of the warrants elected to use the option of forfeiting a portion of their warrants to cover the exercise price, which resulted in the net issuance of 55,000 shares of NCO common stock.

     In May 1999, the Company issued warrants to purchase 250,000 shares of NCO common stock, at $32.97 per share, in connection with the acquisition of Co-Source. During 1999, warrants to issue 228,000 shares of NCO common stock were exercised. The holders of the warrants elected to use the option of forfeiting a portion of their warrants to cover the exercise price. These exercises resulted in the net issuance of 67,000 shares of NCO common stock. Warrants to purchase 22,000 shares of NCO common stock were outstanding as of December 31, 2002. These warrants expire in May 2009.

     14.  Earnings Per Share:

     Basic earnings per share ("EPS") was computed by dividing the income from continuing operations and the net income for the years ended December 31, 2000, 2001 and 2002, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted income from continuing operations and the adjusted net income for the years ended December 31, 2000, 2001 and 2002, by the weighted average number of common shares outstanding plus all common equivalent shares. Income from continuing operations and net income are adjusted to add-back convertible interest expense, net of taxes, if the convertible debt is dilutive. The
     2.8 million shares from the convertible debt were not included in the diluted share count for 2001 because they were antidilutive. The convertible interest, net of tax, included in the diluted EPS calculation for the year ended December 31, 2000, was $3.7 million. Outstanding options, warrants, and convertible securities have been utilized in calculating diluted amounts per share only when their effect would be dilutive.

     The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):


                                                     For the Years Ended December 31,
                                                 --------------------------------------
                                                     2000           2001         2002
                                                     -----          ----         ----

             Basic                                    25,587       25,773       25,890

             Dilutive effect of convertible debt           -            -        3,797
             Dilutive effect of warrants                  88           88            -
             Dilutive effect of options                  167          230          142
                                                      ------       ------       ------

             Diluted                                  25,842       26,091       29,829
                                                     =======       ======       ======

     15. Stock Options:

     In June 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). In September 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). The 1995 Plan and 1996 Plan, as amended, authorized 333,000 and 4.7 million shares, respectively, of incentive or nonqualified stock options. The Director Plan, as amended, authorized 150,000 shares. The vesting periods for the outstanding options under the 1995 Plan, the 1996 Plan, and the Director Plan are three years, three years and one year, respectively. The options expire no later than 10 years from the date of grant.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     15. Stock Options (continued):

     A summary of stock option activity for all of the plans was as follows (amounts in thousands, except per share amounts):

                                                                                         Weighted
                                                                                          Average
                                                                        Number of     Exercise Price
                                                                         Options         Per Share
                                                                      -------------   ----------------

             Outstanding at January 1, 2000                                                   $ 28.27
                                                                         2,611
               Granted                                                   1,082                  24.52
               Exercised                                                   (94)                 12.58
               Forfeited                                                  (259)                 33.39
                                                                        ------                -------
             Outstanding at December 31, 2000                                                   27.10
                                                                         3,340
               Granted                                                   1,116                  20.22
               Exercised                                                  (189)                 19.76
               Forfeited                                                  (269)                 28.88
                                                                        ------                -------
             Outstanding at December 31, 2001                                                   25.41
                                                                         3,998
               Granted                                                     504                  16.01
               Exercised                                                   (37)                 20.47
               Forfeited                                                  (271)                 26.52
               Expired                                                     (23)                 27.25
                                                                        ------                -------
             Outstanding at December 31, 2002                            4,171                $ 24.23
                                                                        ======                =======

     The following table summarizes information about stock options outstanding as of December 31, 2002 (shares in thousands):


                                       Stock Options Outstanding                 Stock Options Exercisable
                            -------------------------------------------------   -----------------------------
                                              Weighted           Weighted                        Weighted
           Range of                           Average            Average                         Average
       Exercise Prices        Shares       Remaining Life     Exercise Price      Shares      Exercise Price
     ---------------------  ------------  -----------------   ---------------   -----------   ---------------

     $ 8.67   to  $19.42            701      8.49 years              $ 15.78           204           $ 15.17
     $20.05   to  $24.75          1,347      8.02 years                20.67           671             21.29
     $25.00   to  $28.75            896      7.81 years                25.33           595             25.32
     $29.19   to  $33.38          1,090      6.71 years                30.65         1,089             30.65
     $36.88   to  $61.09            137      5.44 years                44.14           137             44.14
                                 ------      ----------              -------         -----           -------
                                  4,171      7.63 years              $ 24.23         2,696           $ 26.66
                                 ======      ==========              =======         =====           =======

     16. Derivative Financial Instruments:

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

         Interest Rate Hedge:

     As of December 31, 2002, the Company was party to two interest rate swap agreements, which qualified as cash flow hedges, to fix LIBOR at 2.8225 percent on an aggregate amount of $83.3 million of the variable-rate debt outstanding under the revolving credit facility. The aggregate notional amount of the interest rate swap agreements is subject to quarterly reductions that will reduce the aggregate notional amount to $62 million by maturity in September 2003.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     17.  Fair Value of Financial Instruments:

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

         Cash and Cash Equivalents, Trade Accounts Receivable, and Accounts
     Payable:

     The carrying amount reported in the balance sheets approximates fair value because of the short maturity of these instruments.

         Purchased Accounts Receivable:

     The Company records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. The Company recorded the accounts receivable acquired as part of Creditrust at fair value. The carrying value of purchased accounts receivable, which is estimated based upon future cash flows, approximates fair value at December 31, 2001 and 2002.

         Investment in Securitization:

     Upon completion of the merger with Creditrust, NCO Portfolio recorded the investment in securitization acquired from Creditrust at fair value. As of December 31, 2001 and 2002, the carrying value approximated fair value.

         Notes Receivable:

     The carrying amount reported in the balance sheets approximates market rates for notes with similar terms and maturities, and, accordingly, the carrying amount approximates fair value.

         Interest Rate Hedge:

     The carrying amount reported in the balance sheets is adjusted each quarter to its estimated fair value based upon quotes from the market makers of this instrument.

         Long-Term Debt:

     The stated interest rates of the Company's nonconvertible debt approximate market rates for debt with similar terms and maturities, and, accordingly, the carrying amounts approximate fair value. The estimated fair value of the Company's convertible debt was $113.9 million and $106.2 million as of December 31, 2001 and 2002, respectively, based on the closing market price for the convertible securities on December 31, 2001 and 2002, respectively.

     18.  Supplemental Cash Flow Information:

     The following are supplemental disclosures of cash flow information (amounts in thousands):

                                                                      For the Years Ended December 31,
                                                                 --------------------------------------------
                                                                    2000            2001            2002
                                                                 -----------     ------------    ------------

     Cash paid for interest                                         $24,038         $ 25,257         $22,426
     Cash paid for income taxes                                      18,569           11,410          13,393
     Noncash investing and financing activities:
         Fair value of assets acquired                                    -          123,978          32,807
         Liabilities assumed from acquisitions                            -          109,394           6,428
         Notes received as consideration for the
           divestiture of the Market Strategy Division               18,250                -               -
         Deferred portion of purchased accounts receivable                -                -           2,026
         Warrants exercised                                               -                -             875


                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     19.  Employee Benefit Plans:

     The Company has a savings plan under Section 401(k) of the Internal Revenue Code (the "Plan") for its U.S. Operations and Portfolio Management divisions. The Plan allows all eligible employees to defer up to 15 percent of their income on a pretax basis through contributions to the Plan, subject to limitations under Section 401(k) of the Internal Revenue Code. The Company will provide a matching contribution of 25 percent of the first 6 percent of an employee's contribution. The Company also has similar type plans for its International Operations. The charges to operations for the matching contributions were $1.7 million, $1.9 million and $2.0 million for 2000, 2001 and 2002, respectively.

     20.  Commitments and Contingencies:

         Forward-Flow Agreement:

     NCO Portfolio currently has a fixed price, three-month renewable agreement ("forward-flow") with a major financial institution that obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off receivables meeting certain criteria. As of December 31, 2002, NCO Portfolio was obligated to purchase accounts receivable to a maximum of $1.8 million per month through May 2003. A portion of the purchase price is deferred for 12 months, including a nominal rate of interest. The Company has guaranteed the obligations of NCO Portfolio under the forward-flow agreement.

         Litigation:

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

     21.  Segment Reporting:

     The Company's business consists of three operating divisions: U.S. Operations, Portfolio Management and International Operations. The accounting policies of the segments are the same as those described in note 2, "Accounting Policies."

     U.S Operations provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, utilities, education, telecommunications, and government. The U.S. Operations serve clients of all sizes in local, regional and national markets. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, delivering cost-effective accounts receivable and customer relationship management solutions to all market sectors. U.S. Operations had total assets, net of any intercompany balances, of $730.3 million and $744.3 million at December 31, 2001 and 2002, respectively. U.S. Operations provides accounts receivable management services to Portfolio Management. U.S. Operations recorded revenue of $5.7 million, $27.4 million and $35.5 million for these services for the years ended December 31, 2000, 2001 and 2002, respectively. The accounting policies used to record the revenue from Portfolio Management are the same as those described in note 2, "Accounting Policies."

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     21.  Segment Reporting (continued):

     Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $153.7 million and $167.8 million at December 31, 2001 and 2002, respectively.

     International Operations provides accounts receivable management services across Canada and the United Kingdom. International Operations had total assets, net of any intercompany balances, of $44.9 million and $50.2 million at December 31, 2001 and 2002, respectively. International Operations provides accounts receivable management services to U.S. Operations. International Operations recorded revenue of $5.1 million and $11.5 million for these services for the years ended December 31, 2001 and 2002, respectively. The accounting policies used to record the revenue from U.S. Operations are the same as those described in note 2, "Accounting Policies."

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


                                                          For the Year Ended December 31, 2000
                                                                (amounts in thousands)
                                         -------------------------------------------------------------------
                                                            Payroll and          Selling,
                                                              Related          General and
                                            Revenue           Expenses       Admin. Expenses        EBITDA
                                         ------------       -----------      ---------------       --------

     U.S. Operations                       $ 548,337          $ 275,718          $ 170,532         $ 102,087
     Portfolio Management                     13,151                327              5,853             6,971
     International Operations                 31,705             17,247              9,280             5,178
     Eliminations                             (5,741)                 -             (5,741)                -
                                          ----------         ----------         ----------         ---------
     Total                                 $ 587,452          $ 293,292          $ 179,924         $ 114,236
                                          ==========          =========          =========         =========

                                                      For the Year Ended December 31, 2001
                                                             (amounts in thousands)
                                         -------------------------------------------------------------------
                                                            Payroll and          Selling,
                                                              Related          General and
                                            Revenue           Expenses       Admin. Expenses        EBITDA
                                         ------------       -----------      ---------------       --------

     U.S. Operations                       $ 615,743          $ 332,456          $ 221,995          $ 61,292
     Portfolio Management                     62,929              1,624             32,437            28,868
     International Operations                 37,803             21,685             10,729             5,389
     Eliminations                           (32,602)            (5,131)           (27,471)                 -
                                          ----------         ----------         ----------         ---------

     Total                                 $ 683,873          $ 350,634          $ 237,690          $ 95,549
                                          ==========          =========          =========         =========

                                                         For the year ended December 31, 2002
                                                                (amounts in thousands)
                                         -------------------------------------------------------------------
                                                            Payroll and          Selling,
                                                              Related          General and
                                            Revenue           Expenses       Admin. Expenses        EBITDA
                                         ------------       -----------      ---------------       --------

     U.S. Operations                       $ 639,497          $ 316,992          $ 231,986          $ 90,519
     Portfolio Management                     63,379              1,532             40,263            21,584
     International Operations                 47,636             28,409             12,957             6,270
     Eliminations                            (47,062)           (11,528)           (35,534)                -
                                          ----------         ----------         ----------         ---------

     Total                                 $ 703,450          $ 335,405          $ 249,672         $ 118,373
                                          ==========          =========          =========         =========

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     22.  Net Loss Due to Flood and Relocation of Corporate Headquarters:

     In June of 2001, the first floor of the Company's Fort Washington, PA, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. During the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, PA. The Company has filed a lawsuit against the landlord of the Fort Washington facilities to terminate the leases. Due to the uncertainty of the outcome of the lawsuit, the Company has recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001. The Company has also recorded other expenses and expected insurance proceeds during the third quarter of 2001 in connection with the flood and the relocation of the corporate headquarters. The net effect of the charges and the gain from the insurance proceeds included in selling, general and administrative expenses during the third quarter of 2001 was $11.2 million. During 2002, the Company received insurance proceeds in excess of its original estimate, which resulted in a gain of approximately $1.3 million. This gain was included in the Statement of Income in "other income (expense)."

     23.  Investments in Unconsolidated Subsidiaries:

     NCO Portfolio owns a 100 percent retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC, which was acquired as part of the Creditrust Merger (see note 5). This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. This securitization issued a nonrecourse note that is due the earlier of January 2004 or satisfaction of the note from collections, carries an interest rate of 8.61 percent, and had a balance of $5.5 million and $2.4 million as of December 31, 2001 and 2002, respectively. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid, plus a cash reserve. As of December 31, 2001 and 2002, the investment in securitization was $7.3 million and $7.5 million, respectively, composed of $4.0 million and $4.2 million, respectively, in present value of discounted residual cash flows plus $3.3 million in cash reserves for each year. NCO Portfolio's maximum exposure to loss as a result of its involvement with this investment in securitization would be limited to the carrying value of the investment in the securitization. The investment accrues noncash income at a rate of 8 percent per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid, after which collections are split between income and amortization of the investment in securitization based on the discounted cash flows. The Company recorded $211,000 and $162,000 of income on this investment for the period from February 21, 2001 to December 31, 2001, and for the year ended December 31, 2002, respectively. The off-balance sheet cash reserves of $3.3 million, plus the first $1.3 million in residual cash collections received after the securitization note has been repaid, have been pledged as collateral against another securitized note (see note 10). The Company performs collection services for Creditrust SPV 98-2, LLC and recorded service fee revenue of $1.9 million and $1.8 million for the years ended December 31, 2001 and 2002, respectively.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     23.  Investments in Unconsolidated Subsidiaries (continued):

     NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC ("Joint Venture"), with IMNV Holdings, LLC ("IMNV"). The Joint Venture was established in 2001 to purchase utility, medical and other various small balance accounts receivable and is accounted for using the equity method of accounting. Included in "other assets" on the Balance Sheets was NCO Portfolio's investment in the Joint Venture of $574,000 and $3.4 million as of December 31, 2001 and 2002, respectively. Included in the Statements of Income, in "interest and investment income," was $118,000 and $762,000 for the years ended December 31, 2001 and 2002, respectively, representing the Company's 50 percent share of operating income from this unconsolidated subsidiary. The Company performs collection services for the joint venture and recorded service fee revenue of $547,000 and $4.7 million for the years ended December 31, 2001 and 2002, respectively. The Joint Venture has access to capital through a lender who, at its option, lends 90 percent of the value of the purchased accounts receivable to the Joint Venture. Borrowings carry interest at the prime rate plus 4.25 percent (prime rate was 4.25 percent at December 31, 2002). Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and the Joint Venture's original investment is returned, including interest. Thereafter, Cargill is paid a residual 40 percent of collections, less servicing costs. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. The debt is cross-collateralized by all portfolios in which the lender participates, and is nonrecourse to NCO Portfolio. The following table summarizes the financial information of the Joint Venture (amounts in thousands):

                                                  As of and for the Years
                                                     Ended December 31,
                                               -----------------------------
                                                 2001                2002
                                               --------            ---------
                Total assets                    $ 5,581            $ 11,638
                Total liabilities                 4,455               4,944
                Revenue                           1,061               9,832
                Operating income                    236               1,524

     24. Related Party Transactions:

     The Company uses an airplane that is partly owned by Michael J. Barrist, Chairman, President, and Chief Executive Officer of NCO. During 2000, 2001 and most of 2002, the Company paid the total monthly management fee associated with the airplane and its share of out-of-pocket costs to a third-party management company for its use of the airplane. The third-party management company is not affiliated with Mr. Barrist. Effective November 2002, the Company changed its arrangement with Mr. Barrist. The Company now reimburses Mr. Barrist for the use of the plane based on a per-hour rate. The per-hour rate consists of actual operating costs plus the hourly cost equivalent for the monthly management fee and depreciation. The Company paid costs of $368,000, $363,000 and $478,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

     The Company is party to certain split-dollar life insurance policies, which were purchased in 1997. These policies separately insure: (i) the joint lives of Michael J. Barrist and his spouse; and (ii) the joint lives of Charles C. Piola, Jr. and his spouse. Under the terms of the split-dollar agreement, the Company paid the premiums for certain survivorship life insurance policies on the lives of Mr. and Mrs. Barrist and Mr. and Mrs. Charles C. Piola, Jr. with an aggregate face value of $50.0 million and $30.0 million, respectively, only to the extent that the premiums are in excess of the cost of the term insurance coverage. While the proceeds of the policies are payable to the beneficiaries designated by the respective executives, the Company has an interest in the insurance benefits equal to the cumulative amount of premiums it has paid and is not responsible to pay any premiums in excess of the cash surrender value of the respective policies. In November 2002, it was determined that the Company would suspend payment of premiums for these policies. Subsequently, the Company has decided to terminate the split-dollar agreements. In conjunction with this termination, the Company will transfer the existing policies to the insured, and will be reimbursed for all premiums paid on theses policies. During December 2002, the Company inadvertently paid $138,000 of premiums that were reimbursed by Mr. Barrist and Mr. Piola in January 2003.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

     25. Recently Issued and Proposed Accounting Pronouncements:

     During 2001, the Accounting Staff Executive Committee approved an exposure draft on Accounting for Certain Purchased Loans or Debt Securities (formerly known as Discounts Related to Credit Quality) (Exposure Draft-December 1998). The proposal would apply to all companies that acquire loans for which it is probable at the acquisition date that all contractual amounts due under the acquired loans will not be collected. The proposal addresses accounting for differences between contractual and expected future cash flows from an investor's initial investment in certain loans when such differences are attributable, in part, to credit quality. The scope also includes such loans acquired in purchased business combinations. If adopted, the proposed SOP would supersede Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. In June 2001, the Financial Accounting Standards Board ("FASB") cleared the SOP for issuance subject to minor editorial changes and planned to issue a final SOP in early 2002. The SOP has not yet been issued. The proposed SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio's initial cost of accounts receivable acquired. The proposed SOP would require that the excess of the contractual cash flows over expected future cash flows not be recognized as an adjustment of revenue, expense or on the balance sheet. The proposed SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. The exposure draft provides that previously issued annual financial statements would not need to be restated. Until final issuance of this SOP, the Company cannot ascertain the effects on its reporting.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures required by guarantors in their interim and annual financial statements. FIN 45 also requires a guarantor to recognize a liability at the date of inception for the fair value of the obligation it assumes under the guarantee. The disclosure requirements are effective for periods ending after December 15, 2002. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45, and is in the process of determining the effect of the adoption of the recognition and measurement provisions of FIN 45 will have on its financial position and results of operations.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN" 46), "Consolidation of Variable Interest Entities". The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 defines variable interest entities and requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The disclosure requirements are effective for periods ending after December 15, 2002. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. The Company adopted the disclosure requirements of FIN 46, and does not believe the adoption of FIN 46 will have a material impact on its financial position and results of operations.

                      NCO GROUP, INC.
             Consolidating Statement of Income
                        (Unaudited)
                  (Amounts in thousands)


                                                                               For the Year Ended December 31, 2002
                                                               --------------------------------------------------------------------
                                                                                                    Intercompany
                                                                 NCO Group      NCO Portfolio       Eliminations      Consolidated
                                                               -----------      --------------      -------------     ------------

Revenue                                                          $ 675,605          $ 63,379          $ (35,534)       $ 703,450

Operating costs and expenses:
      Payroll and related expenses                                 333,873             1,532                             335,405
      Selling, general and administrative expenses                 244,943            40,263            (35,534)         249,672
      Depreciation and amortization expense                         27,004               320                              27,324
                                                               -----------        ----------         ----------       ----------
                                                                   605,820            42,115            (35,534)         612,401
                                                               -----------        ----------         ----------       ----------
                                                                    69,785            21,264                  -           91,049

Other income (expense):
      Interest and investment income                                 2,643             1,024               (445)           3,222
      Interest expense                                             (13,182)           (8,224)               430          (20,976)
      Other income (expense)                                          (216)                -                                (216)
                                                               -----------        ----------         ----------       ----------
                                                                   (10,755)           (7,200)               (15)         (17,970)
                                                               -----------        ----------         ----------       ----------
Income before income tax expense                                    59,030            14,064                (15)          73,079

Income tax expense                                                  22,433             5,269                              27,702
                                                               -----------        ----------         ----------       ----------

Income from operations before minority interest                     36,597             8,795                (15)          45,377

Minority interest (1)                                                    -               (15)            (3,203)          (3,218)
                                                               -----------        ----------         ----------       ----------

Net income                                                        $ 36,597           $ 8,780           $ (3,218)        $ 42,159
                                                               ===========        ==========         ==========       ==========

(1) NCO Group owns 63% percent of the outstanding common stock of NCO Portfolio Management, Inc.

                                 NCO GROUP, INC.
                 Schedule II - Valuation and Qualifying Accounts


                                                           Additions
                                                    ------------------------
                                      Balance at    Charged to   Charged to                     Balance at
                                       beginning     costs and     other                          end of
                                         Year        Expenses     accounts    Deductions (1)       year
                                      ------------  ------------ -----------  ---------------  -------------

     Year ended December 31, 2000:

     Allowance for doubtful
      accounts                      $ 5,391,000   $ 5,906,000    $     -      $ (4,217,000)   $ 7,080,000


     Year ended December 31, 2001:

     Allowance for doubtful
      accounts                      $ 7,080,000   $ 4,250,000    $     -     $ (6,019,000)    $ 5,311,000


     Year ended December 31, 2002:

     Allowance for doubtful
      accounts                      $ 5,311,000   $ 8,293,000    $     -     $ (6,319,000)    $ 7,285,000



(1) Uncollectable accounts written off, net of recoveries.