Form 10-K/A
period 2002-12-31
NCO GROUP INC
filed 2003-03-21
CIK 1022608

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

              Index to Consolidated Financial Statements and Financial
                  Statement Schedule.                                                           F-1


The purpose of this amendment is to correct the restated per share data for the quarter ended June 30, 2001, set forth on page 37 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                                                         For the Quarters Ended March 31,
                            -------------------------------------------------------------------------------------
                                       2000                         2001                          2002
                            --------------------------    ------------------------    ---------------------------
                                 As                            As                           As
                             Previously                    Previously                   Previously
                              Reported       Restated       Reported      Restated       Reported       Restated
                            ------------   -----------   -------------   ----------   -------------   -----------
                                                 (Amounts in thousands, except per share data)
Revenue                         $143,998      $142,353         $171,029     $165,718     $178,907      $188,007
Income from operations            24,249        22,604           28,040       22,729       25,488        34,588
Income from continuing
  operations                      11,393        10,415           12,277        9,015       11,805        17,447
Loss from discontinued
  operations, net of taxes        21,718        21,718                -            -            -             -

Net income (loss)                (10,325)      (11,303)          12,277        9,015       11,805        17,447

Income from continuing
  operations per share:
    Basic                       $   0.45      $   0.41         $   0.48     $   0.35     $   0.46      $   0.68
    Diluted                     $   0.44      $   0.40         $   0.47     $   0.34     $   0.43      $   0.61


Net income (loss) per share:
    Basic                       $  (0.40)     $  (0.44)        $   0.48     $   0.35     $   0.46      $   0.68
    Diluted                     $  (0.40)     $  (0.44)        $   0.47     $   0.34     $   0.43      $   0.61


                                                          For the Quarters Ended June 30,
                            --------------------------------------------------------------------------------------
                                        2000                       2001(1)                       2002
                            ---------------------------    ------------------------   ----------------------------
                                 As                            As                          As
                             Previously                    Previously                  Previously
                              Reported       Restated       Reported      Restated      Reported       Restated
                            ------------   ------------   ------------   ----------   ------------   -----------
                                                   (Amounts in thousands, except per share data)
Revenue                         $ 154,048      $ 148,799      $ 183,275    $ 179,563      $ 177,678      $ 175,099
Income from operations             26,098         20,849         16,013       12,301         26,334         23,755
Income from continuing
  operations                       11,623          8,501          4,449        2,169         13,308         11,709
Loss from discontinued
  operations, net of taxes             71             71              -            -              -              -


Net income                         11,552          8,430          4,449        2,169         13,308         11,709

Income from continuing
  operations per share:
    Basic                       $    0.45      $    0.33      $    0.17    $    0.08      $    0.51      $    0.45
    Diluted                     $    0.45      $    0.33      $    0.17    $    0.08      $    0.48      $    0.42


Net income per share:
    Basic                       $    0.45      $    0.33      $    0.17    $    0.08      $    0.51      $    0.45
    Diluted                     $    0.45      $    0.33      $    0.17    $    0.08      $    0.48      $    0.42




                                                       For the Quarters Ended September 30,
                               -------------------------------------------------------------------------------------
                                         2000                        2001(2)                         2002
                               --------------------------   --------------------------    --------------------------
                                    As                            As                           As
                                Previously                    Previously                   Previously
                                 Reported      Restated        Reported       Restated      Reported       Restated
                               ------------   -----------   -------------   -----------   ------------   -----------
                                                   (Amounts in thousands, except per share data)
Revenue                         $ 153,858     $ 147,741       $ 174,347    $ 170,191       $ 170,542      $ 168,119
Income from operations             25,835        19,718          10,241        6,085          18,431         16,008
Income (loss) from
  continuing operations            11,547         7,909             952       (1,601)          7,701          6,199
Loss from discontinued
  operations, net of taxes          2,365         2,365               -            -               -              -
Net income (loss)                   9,182         5,544             952       (1,601)          7,701          6,199

Income (loss) from continuing
  operations per share:
    Basic                       $    0.45     $    0.31       $    0.04    $   (0.06)      $    0.30      $    0.24
    Diluted                     $    0.45     $    0.31       $    0.04    $   (0.06)      $    0.29      $    0.24

Net income (loss) per share:
    Basic                       $    0.36     $    0.22       $    0.04    $   (0.06)      $    0.30      $    0.24
    Diluted                     $    0.36     $    0.22       $    0.04    $   (0.06)      $    0.29      $    0.24


                                              For the Quarters Ended December 31,
                                 ----------------------------------------------------------------------
                                              2000                      2001                   2002
                                ---------------------------   --------------------------   ------------
                                      As                            As
                                  Previously                    Previously
                                   Reported       Restated       Reported     Restated
                                ------------   ------------   ------------   ----------
                                           (Amounts in thousands, except per share data)
Revenue                         $ 153,980      $ 148,559      $ 172,855    $ 168,401      $ 172,225
Income from operations             24,126         18,705         20,683       16,229         16,698
Net income                         11,577          8,353          8,191        5,455          6,804

Net income per share:
    Basic                       $    0.45      $    0.33      $    0.32    $    0.21      $    0.26
    Diluted                     $    0.45      $    0.32      $    0.31    $    0.21      $    0.26


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

                                            NCO GROUP, INC.

    Date:  March 21, 2003                   By: /s/ Michael J. Barrist
                                               --------------------------------
                                            Michael J. Barrist, Chairman of the
                                            Board, President and Chief
                                            Executive Officer

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

          SIGNATURE                                       TITLE(S)                                DATE
          ---------                                       --------                                ----
/s/ Michael J. Barrist                      Chairman of the Board, President and Chief       March 21, 2003
-------------------------                   Executive Officer (principal executive
Michael J. Barrist                          officer)


/s/ Steven L. Winokur                       Executive Vice President, Finance; Chief         March 21, 2003
-------------------------                   Financial Officer; and Treasurer (principal
Steven L. Winokur                           financial and accounting officer)


/s/ William C. Dunkelberg                   Director                                         March 21, 2003
-------------------------
William  C. Dunkelberg

/s/ Charles C. Piola, Jr.                   Director                                         March 21, 2003
-------------------------
Charles C. Piola, Jr.

/s/ Leo J. Pound                            Director                                         March 21, 2003
-------------------------
Leo J. Pound

/s/ Eric S. Siegel                          Director                                         March 21, 2003
-------------------------
Eric S. Siegel

/s/ Allen F. Wise                           Director                                         March 21, 2003
-------------------------
Allen F. Wise


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

Date: March 21, 2003

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

Date: March 21, 2003

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