Form 10-Q
period 2003-03-31
NCO GROUP INC
filed 2003-05-15
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2003, or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                        ------      ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes    X     No
     -----      ------

         The number of shares outstanding of each of the issuer's classes of common stock was: 25,908,000 shares of common stock, no par value, outstanding as of March 14, 2003.

                                 NCO GROUP, INC.
                                      INDEX

                                                                         PAGE

PART I - FINANCIAL INFORMATION

     Item 1   FINANCIAL STATEMENTS (Unaudited)

              Condensed Consolidated Balance Sheets -
                  December 31, 2002 and March 31, 2003                      1

              Condensed Consolidated Statements of Income -
                  Three months ended March 31, 2002 and 2003                2

              Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2002 and 2003                3

              Notes to Condensed Consolidated Financial Statements          4

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS              21

     Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                          27

     Item 4   CONTROLS AND PROCEDURES                                      27

PART II - OTHER INFORMATION                                                28

     Item 1.  LEGAL PROCEEDINGS
     Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
     Item 3.  DEFAULTS UPON SENIOR SECURITIES
     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
     Item 5.  OTHER INFORMATION
     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     SIGNATURES                                                            29

     CERTIFICATIONS                                                        30

Part 1 - Financial Information
Item 1 - Financial Statements

                                                           NCO GROUP, INC.
                                                Condensed Consolidated Balance Sheets
                                                             (Unaudited)
                                                        (Amounts in thousands)
                                                                                                                         March 31,
                                                                                               December 31,                2003
                                               ASSETS                                              2002                 (Unaudited)
                                                                                                ---------                 ---------
Current assets:
     Cash and cash equivalents                                                                  $  25,159                 $  30,692
     Restricted cash                                                                                  900                       900
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $7,285 and $7,673, respectively                                     86,857                    94,173
     Purchased accounts receivable, current portion                                                60,693                    59,210
     Deferred income taxes                                                                         16,389                    16,342
     Bonus receivable, current portion                                                             15,584                    17,631
     Prepaid expenses and other current assets                                                      9,644                    13,081
                                                                                                ---------                 ---------
          Total current assets                                                                    215,226                   232,029

Funds held on behalf of clients

Property and equipment, net                                                                        79,603                    78,870

Other assets:
     Goodwill                                                                                     525,784                   527,705
     Other intangibles, net of accumulated amortization                                            14,069                    12,886
     Purchased accounts receivable, net of current portion                                         91,755                    91,631
     Bonus receivable, net of current portion                                                         408                     1,341
     Other assets                                                                                  39,436                    39,477
                                                                                                ---------                 ---------
           Total other assets                                                                     671,452                   673,040
                                                                                                ---------                 ---------
Total assets                                                                                    $ 966,281                 $ 983,939
                                                                                                =========                 =========


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                                            $  39,847                 $  39,515
     Income taxes payable                                                                           2,222                     5,031
     Accounts payable                                                                               8,285                     7,559
     Accrued expenses                                                                              31,426                    33,069
     Accrued compensation and related expenses                                                     15,374                    16,019
     Deferred revenue, current portion                                                             12,088                    15,175
                                                                                                ---------                 ---------
          Total current liabilities                                                               109,242                   116,368

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                                       334,423                   326,872
     Deferred revenue, net of current portion                                                      11,678                    12,611
     Deferred income taxes                                                                         48,605                    51,292
     Other long-term liabilities                                                                    2,144                     1,823

Minority interest                                                                                  24,427                    24,982

Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized,
         no shares issued and outstanding                                                               -                         -
     Common stock,  no par value, 50,000 shares authorized,
         25,908 and 25,908 shares issued and outstanding, respectively                            321,824                   321,824
     Other comprehensive loss                                                                      (3,876)                     (839)
     Retained earnings                                                                            117,814                   129,006
                                                                                                ---------                 ---------
           Total shareholders' equity                                                             435,762                   449,991
                                                                                                ---------                 ---------
Total liabilities and shareholders' equity                                                      $ 966,281                 $ 983,939
                                                                                                =========                 =========

                                                      See accompanying notes.

                                                           NCO GROUP, INC.
                                             Condensed Consolidated Statements of Income
                                                            (Unaudited)
                                            (Amounts in thousands, except per share data)

                                                                                                     For the Three Months
                                                                                                         Ended March 31,
                                                                                            ---------------------------------------
                                                                                               2002                          2003
                                                                                            ---------                     ---------
Revenue                                                                                     $ 188,007                     $ 189,017

Operating costs and expenses:
     Payroll and related expenses                                                              86,120                        88,298
     Selling, general and administrative expenses                                              61,073                        68,958
     Depreciation and amortization expense                                                      6,226                         7,856
                                                                                            ---------                     ---------
          Total operating costs and expenses                                                  153,419                       165,112
                                                                                            ---------                     ---------
Income from operations                                                                         34,588                        23,905

Other income (expense):
     Interest and investment income                                                               667                           836
     Interest expense                                                                          (4,986)                       (5,819)
     Other expense                                                                               (595)                            -
                                                                                            ---------                     ---------
          Total other income (expense)                                                         (4,914)                       (4,983)
                                                                                            ---------                     ---------
Income before income tax expense                                                               29,674                        18,922

Income tax expense                                                                             11,255                         7,179
                                                                                            ---------                     ---------
Income before minority interest                                                                18,419                        11,743

Minority interest                                                                                (972)                         (551)
                                                                                            ---------                     ---------

Net income                                                                                  $  17,447                     $  11,192
                                                                                            =========                     =========

Net income per share:
     Basic                                                                                  $    0.68                     $    0.43
     Diluted                                                                                $    0.61                     $    0.41

Weighted average shares outstanding:
     Basic                                                                                     25,855                        25,908
     Diluted                                                                                   29,903                        29,718

                                                      See accompanying notes.

                                                           NCO GROUP, INC
                                           Condensed Consolidated Statements of Cash Flows
                                                             (Unaudited)
                                                       (Amounts in thousands)

                                                                                                       For the Three Months
                                                                                                           Ended March 31,
                                                                                                  ---------------------------------
                                                                                                    2002                     2003
                                                                                                  --------                 --------
Cash flows from operating activities:
  Net income                                                                                      $ 17,447                 $ 11,192
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                                                   5,549                    6,658
      Amortization of intangibles                                                                      677                    1,198
      Provision for doubtful accounts                                                                2,302                    1,345
      Impairment of purchased accounts receivable                                                      797                      330
      Gain on insurance proceeds from property and equipment                                          (847)                       -
      Minority interest                                                                                972                      551
      Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable, trade                                                                (4,921)                  (8,626)
          Deferred income taxes                                                                      5,235                    2,819
          Bonus receivable                                                                          (4,054)                  (2,980)
          Other assets                                                                               2,571                   (3,362)
          Accounts payable and accrued expenses                                                     (9,593)                   1,688
          Income taxes payable                                                                       3,093                    2,809
          Deferred revenue                                                                         (11,042)                   4,020
          Other long-term liabilities                                                                 (465)                    (321)
                                                                                                  --------                 --------
             Net cash provided by operating activities                                               7,721                   17,321

Cash flows from investing activities:
  Purchases of accounts receivable                                                                  (9,238)                 (16,870)
  Collections applied to principal of purchased accounts receivable                                 11,524                   19,109
  Purchases of property and equipment                                                              (10,366)                  (5,506)
  Insurance proceeds from involuntary conversion of
    property and equipment                                                                           2,633                        -
                                                                                                  --------                 --------
             Net cash used in investing activities                                                  (5,447)                  (3,267)

Cash flows from financing activities:
  Repayment of notes payable                                                                        (4,684)                  (6,717)
  Borrowings under notes payable                                                                         -                    6,054
  Borrowings under revolving credit agreement                                                          370                    1,000
  Repayment of borrowings under revolving credit agreement                                          (5,000)                  (9,130)
  Payment of fees to acquire debt                                                                        -                      (15)
  Issuance of common stock, net                                                                         69                        -
                                                                                                  --------                 --------
             Net cash used in financing activities                                                  (9,245)                  (8,808)

Effect of exchange rate on cash                                                                        (40)                     287
                                                                                                  --------                 --------

Net  (decrease) increase in cash and cash equivalents                                               (7,011)                   5,533

Cash and cash equivalents at beginning of the period                                                32,161                   25,159
                                                                                                  --------                 --------

Cash and cash equivalents at end of the period                                                    $ 25,150                 $ 30,692
                                                                                                  ========                 ========

                                                      See accompanying notes.

                                 NCO GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


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

2.   Accounting Policies:

     Interim Financial Information:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on March 14, 2003.

     Principles of Consolidation:

The condensed consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All significant intercompany accounts and transactions have been eliminated. The Company does not control InoVision-MEDCLR NCOP Ventures, LLC and Creditrust SPV98-2, LLC (see note 16) and, accordingly, their financial condition and results of operations are not consolidated with the Company's financial statements.

     Revenue Recognition:

Contingency Fees:

Contingency fee revenue is recognized upon collection of funds on behalf of clients.

Contractual Services:

Fees for contractual services are recognized as services are performed and accepted by the client.

Long-Term Collection Contract:

The Company has a long-term collection contract with a large client to provide collection services. The Company receives a base service fee based on collections. The Company also earns a bonus if collections are in excess of the collection amounts guaranteed by the Company before the specified measurement dates. The Company is required to pay the client if collections do not reach the guaranteed level by specified measurement dates, however the Company is entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections. Specified measurement dates occur annually from May 31, 2003 through May 31, 2005. The specified measurement date is determined based on when the receivables are placed with the Company and all receivables placed with a particular measurement date are referred to collectively as a tranche.

In accordance with the provision of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," the Company defers all of the base service fees until the collections exceed the collection guarantees. At the end of each reporting period, the Company compares actual collections for each tranche to the guaranteed collections for that tranche, to determine if the Company is in a net bonus or penalty position. The Company also projects the position as of the specified measurement date. Based on the results of this comparison, the Company may limit the amount of additional bonus recorded, or may accrue additional penalties as a contingent liability.

As of March 31, 2003, $4.6 million of the bonus for the tranche with a May 31, 2003 specified measurement date was not recognized in order to reflect a guarantee provision of the contract.

Although the Company expects to continue to generate additional collections, in the unlikely event that the Company does not generate any additional collections from March 31, 2003 through May, 2005, the Company's maximum exposure would be $5.5 million, $30.5 million, and $40.2 million on May 31, 2003, May 31, 2004 and May 31, 2005, respectively.

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

Purchased Accounts Receivable (continued):

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

     Investments in Debt and Equity Securities:

The Company accounts for investments, such as the investment in securitization, Creditrust SPV 98-2, LLC, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such, investments are recorded as either trading, available for sale, or held to maturity based on management's intent relative to those securities. The Company records its investment in securitization as an available for sale debt security. Such a security is recorded at fair value, and the unrealized gains or losses, net of the related tax effects, are not reflected in earnings but are recorded as other comprehensive income in the condensed consolidated statement of shareholders' equity until realized. A decline in the value of an available for sale security below cost that is deemed other than temporary is charged to income as an impairment and results in the establishment of a new cost basis for the security.

The investment in securitization is included in other assets and represents the residual interest in a securitized pool of purchased accounts receivable acquired in connection with the merger of Creditrust Corporation ("Creditrust") into NCO Portfolio Management, Inc. ("NCO Portfolio"). The investment in securitization accrues interest at an internal rate of return that is estimated based on the expected monthly collections over the estimated economic life of the investment (approximately five years). Cost approximated fair value of this investment as of December 31, 2002 and March 31, 2003 (see note 16).

     Intangibles:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition (see note 8).

Other intangible assets consist primarily of deferred financing costs, which relate to debt issuance costs incurred, and customer lists, which were acquired as part of acquisitions. Deferred financing costs are amortized over the term of the debt and customer lists are amortized over five years (see note 8).

     Interest Rate Hedges:

The Company accounts for its interest rate swap agreements as either assets or liabilities on the balance sheet measured at fair value. Changes in the fair value of the interest rate swap agreements are recorded separately in shareholders' equity as "other comprehensive income (loss)" since the interest rate swap agreements were designated and qualified as cash flow hedges. As of March 31, 2003, "other comprehensive income (loss)" included a loss of $449,000, or $292,000 net of a tax benefit. The Company determined that the interest rate swap agreements qualified as effective cash flow hedges because the interest payment dates, the underlying index (the London InterBank Offered Rate or "LIBOR"), and the notional amounts coincide with LIBOR contracts from the revolving credit facility. If the interest rate swap agreements no longer qualify as cash flow hedges, the change in the fair value will be recorded in current earnings.

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

                                                       For the Three Months
                                                         Ended March 31,
                                                     -----------------------
                                                       2002           2003
                                                     --------       --------

     Net income - as reported                        $ 17,447       $ 11,192
     Pro forma compensation cost, net of taxes          1,354            986
                                                     --------       --------

     Net income - pro forma                          $ 16,093       $ 10,206
                                                     ========       ========

     Net income per share - as reported:
         Basic                                         $ 0.68         $ 0.43
         Diluted                                       $ 0.61         $ 0.41

     Net income per share - pro forma:
         Basic                                         $ 0.62         $ 0.39
         Diluted                                       $ 0.57         $ 0.37

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

In the ordinary course of accounting for a long-term collection contract, estimates are made by management as to the payments due to the client. Actual results could differ from those estimates and a material change could occur within one reporting period.

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

On an ongoing basis, the Company compares the historical trends of each portfolio to projected collections. Future projected collections are then increased, within preset limits, or decreased based on the actual cumulative performance of each portfolio. Management reviews each portfolio's adjusted projected collections to determine if further upward or downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its best efforts to improve the collections of under-performing portfolios. On newly acquired portfolios, additional reviews are made to determine if the purchase budget requires upward or downward adjustment due to unusual collection patterns in the early months of ownership. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period (see note 6).

3.   Restated Financial Statements:

On February 6, 2003, the Company's independent auditors informed the Company that, based on their further internal review and consultation, they no longer considered the methodology for revenue recognition for a long-term collection contract appropriate under revenue recognition guidelines. Previously, revenue under the contract was recorded based upon the collection of funds on behalf of clients at the anticipated average fee over the life of the contract. Further review by the Company with its independent auditors led the Company to conclude that it should change its method of revenue recognition for the contract. The change resulted in the deferral of the recognition of revenue under the contract until such time as any contingencies related to the realization of revenue have been resolved. The financial statements and the accompanying notes of the Company for the three months ended March 31, 2002, have been restated for a correction of an error due to this change.

The following table presents the impact of the restatement on the consolidated financial statements (amounts in thousands, except per share amounts):

                                            For the Three Months Ended
                                                 March 31, 2002
                                          -----------------------------
                                               As
                                           Previously
                                            Reported         Restated
                                          -------------    ------------
      Selected income statement data:

      Revenue                                $ 178,907       $ 188,007
      Income before income tax
        expense                                 20,574          29,674
      Income tax expense                         7,797          11,255
      Net income                                11,805          17,447
      Net income per share:
        Basic                                   $ 0.46          $ 0.68
        Diluted                                 $ 0.43          $ 0.61


4.   Business Combinations:

The following acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition related expenses. These accruals included professional fees related to the acquisition and termination costs related to certain redundant personnel immediately eliminated at the time of the acquisitions.

On August 19, 2002, the Company acquired certain assets and related operations, excluding the purchased accounts receivable portfolio, and assumed certain liabilities of Great Lakes Collection Bureau, Inc. ("Great Lakes"), a subsidiary of GE Capital Corporation ("GE Capital"), for $10.1 million in cash. The Company funded the purchase with borrowings under its revolving credit agreement. NCO Portfolio acquired the purchased accounts receivable portfolio of Great Lakes for $22.9 million. NCO Portfolio funded the purchase with $2.3 million of existing cash and $20.6 million of nonrecourse financing provided by CFSC Capital Corp. XXXIV (see note 9). This nonrecourse financing is collateralized by the Great Lakes purchased accounts receivable portfolio. As part of the acquisition, the Company and GE Capital signed a multi-year agreement under which the Company will provide services to GE Capital. The Company allocated $4.1 million of the purchase price to the customer list and recognized goodwill of $2.1 million. All of the goodwill is deductible for tax purposes. Because the closing balance sheet has not been finalized, the allocation of the fair market value to the acquired assets and liabilities of Great Lakes was based on preliminary estimates and may be subject to change. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers and reduce the cost of providing services to the acquired customers through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is a preliminary allocation of the net purchased assets of Great Lakes, excluding the purchased accounts receivable portfolio (amounts in thousands):

                                                As of
                                           August 19, 2002
                                           ---------------
           Current assets                          $ 2,016
           Property and equipment                    4,316
           Goodwill                                  2,053
           Client list                               4,063
           Total assets                             12,448
           Current liabilities                       2,313

On December 9, 2002, the Company acquired all of the stock of The Revenue Maximization Group, Inc. ("RevGro") for $17.5 million in cash, including the repayment of $889,000 of RevGro's pre-acquisition debt. The Company funded the purchase with $16.8 million of borrowings under its revolving credit agreement and existing cash. The Company allocated $4.7 million of the purchase price to the customer list and recognized goodwill of $9.2 million. None of the goodwill is deductible for tax purposes. Because the closing balance sheet has not been finalized, the allocation of the fair market value to the acquired assets and liabilities of RevGro was based on preliminary estimates and may be subject to change. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers and reduce the cost of providing services to the acquired customers through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is a preliminary allocation of the net purchased assets of RevGro (amounts in thousands):

                                               As of
                                          December 9, 2002
                                          ----------------
           Current assets                          $ 7,054
           Property and equipment                      485
           Goodwill                                  9,163
           Client list                               4,698
           Other assets                                185
           Total assets                             21,585
           Current liabilities                       4,090
           Long-term liabilities                        26

The following summarizes the unaudited pro forma results of operations for the three months ended March 31, 2002, assuming the acquisitions of RevGro and Great Lakes had occurred as of the beginning of the period. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands, except per share data):

                                            For the Three
                                             Months Ended
                                            March 31, 2002
                                            --------------
           Revenue                               $ 205,088
           Net income                             $ 15,913
           Net income per share:
               Basic                                $ 0.62
               Diluted                              $ 0.56

5.   Comprehensive Income:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity. The Company's comprehensive income was as follows (amounts in thousands):

                                                       For the Three Months
                                                          Ended March 31,
                                                    -------------------------
                                                      2002             2003
                                                    --------         --------
     Net income                                     $ 17,447         $ 11,192
     Other comprehensive income:
       Foreign currency translation adjustment          (187)           2,869
       Unrealized gain on interest rate swap             368              168
                                                    --------         --------

     Comprehensive income                           $ 17,628         $ 14,229
                                                    ========         ========

The income from the foreign currency translation during the three months ended March 31, 2003 was attributable to favorable changes in the exchange rates used to translate the financial statements of the Canadian and United Kingdom subsidiaries into U.S. Dollars.

6.   Purchased Accounts Receivable:

The Company's Portfolio Management and International Operations divisions purchase defaulted consumer accounts receivable at a discount from the actual principal balance. On certain international portfolios, Portfolio Management and International Operations jointly purchase defaulted consumer accounts receivable. The following summarizes the change in purchased accounts receivable (amounts in thousands):

                                                                            For the Three
                                                      For the Year Ended     Months Ended
                                                      December 31, 2002     March 31, 2003
                                                      ------------------    --------------
     Balance, at beginning of period                           $ 140,001         $ 152,448

     Purchases of accounts receivable                             72,680            17,781
     Collections on purchased accounts receivable               (120,513)          (37,565)
     Purchase price adjustment                                    (4,000)                -
     Revenue recognized                                           66,162            18,456
     Impairment of purchased accounts receivable                  (1,999)             (330)
     Foreign currency translation adjustment                         117                51
                                                               ---------         ---------

     Balance, at end of period                                 $ 152,448         $ 150,841
                                                               =========         =========

During the three months ended March 31, 2002 and 2003, impairments of $797,000 and $330,000, respectively, were recorded as a charge to income on portfolios where the carrying values exceeded the expected future cash flows. No income will be recorded on these portfolios until the carrying values have been fully recovered. As of December 31, 2002 and March 31, 2003, the combined carrying values on all impaired portfolios aggregated $6.1 million and $7.0 million, respectively, or 4.0 percent and 4.6 percent of total purchased accounts receivable, respectively, representing their net realizable value. Revenue from fully cost recovered portfolios was $116,000 for the three months ended March 31, 2003. Included in collections for the three months ended March 31, 2003, was $1.5 million in proceeds from the sale of accounts.

7.   Funds Held on Behalf of Clients:

In the course of the Company's regular business activities as a provider of accounts receivable management services, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $60.2 million and $72.9 million at December 31, 2002 and March 31, 2003, respectively, have been shown net of their offsetting liability for financial statement presentation.

8.   Intangible Assets:

     Goodwill:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142"). As a result of adopting SFAS 142, the Company no longer amortizes goodwill. Goodwill must be tested at least annually for impairment, including an initial test that was completed in connection with the adoption of SFAS 142. The test for impairment uses a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company did not incur any impairment charges in connection with the adoption of SFAS 142 or the annual impairment test performed on October 1, 2002, and does not believe that goodwill is impaired as of March 31, 2003. The annual impairment analysis will be completed on October 1 of each year.

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company's reporting units under SFAS 142 are U.S. Operations, Portfolio Management and International Operations. Portfolio Management does not have any goodwill. The U.S. Operations and International Operations had the following goodwill (amounts in thousands):

                                     December 31, 2002        March 31, 2003
                                     -----------------        --------------
     U.S. Operations                         $ 495,575             $ 495,399
     International Operations                   30,209                32,306
                                             ---------             ---------

     Total                                   $ 525,784             $ 527,705
                                             =========             =========

The change in U.S. Operations' goodwill balance from December 31, 2002 to March 31, 2003 was due to adjustments to the purchase accounting for the RevGro acquisition (see note 4). The change in International Operations' goodwill balance from December 31, 2002 to March 31, 2003 was due to changes in the exchange rates used for the foreign currency translation.


     Other Intangible Assets:

The Company's adoption of SFAS 142 had no effect on its other intangible assets. Other intangible assets consist primarily of deferred financing costs and customer lists. The following represents the other intangible assets (amounts in thousands):

                                           December 31, 2002                    March 31, 2003
                                    --------------------------------   -------------------------------

                                    Gross Carrying      Accumulated    Gross Carrying      Accumulated
                                        Amount         Amortization        Amount         Amortization
                                    --------------     ------------    --------------     ------------
     Deferred financing costs              $12,422          $ 6,969           $12,437          $ 7,686
     Customer lists                          8,761              357             8,761              804
     Other intangible assets                   900              688               900              722
                                           -------          -------           -------          -------

     Total                                 $22,083          $ 8,014           $22,098          $ 9,212
                                           =======          =======           =======          =======

The Company recorded amortization expense for all other intangible assets of $677,000 and $1.2 million during the three months ended March 31, 2002 and 2003, respectively. The following represents the Company's expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

     For the Years Ended         Estimated
         December 31,       Amortization Expense
     -------------------    ---------------------
     2003                                $ 4,754
     2004                                  3,429
     2005                                  2,541
     2006                                  1,965
     2007                                  1,395

9.   Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

                                 December 31, 2002          March 31, 2003
                                 -----------------          --------------
     Revolving credit loan               $ 193,180               $ 185,050
     Convertible notes                     125,000                 125,000
     Securitized debt                       35,523                  34,944
     Nonrecourse debt                       17,632                  17,833
     Capital leases and other                2,935                   3,560
     Less current portion                  (39,847)                (39,515)
                                         ---------               ---------

                                         $ 334,423               $ 326,872
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

At the option of NCO, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 0.25 percent to 0.50 percent, which is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Citizens Bank's prime rate was 4.25 percent at March 31, 2003), or the London InterBank Offered Rate ("LIBOR") plus a margin of 1.25 percent to 2.25 percent depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 1.31 percent at March 31, 2003). The Company is charged a fee on the unused portion of the credit facility ranging from 0.13 percent to 0.38 percent depending on the Company's consolidated funded debt to EBITDA ratio.

The Company's revolving credit facility allows it to provide NCO Portfolio with a revolving line of credit in the form of a subfacility under its existing credit facility. The borrowing capacity of the subfacility is subject to quarterly reductions of $3.75 million until the earlier of the Maturity Date or the date at which the subfacility is reduced to $25 million. NCO Portfolio's borrowings bear interest at a rate equal to NCO's interest rate under the revolving credit facility plus 1.00 percent.

Borrowings under the revolving credit facility are collateralized by substantially all the assets of the Company, including the common stock of NCO Portfolio that the Company owns, and certain assets of NCO Portfolio. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of March 31, 2003, the Company was in compliance with all required covenants.

The following summarizes the availability under the revolving credit facility (amounts in thousands):

                                                 March 31, 2003
                                    -----------------------------------------
                                    NCO Group    NCO Portfolio      Combined
                                    ---------    -------------      --------
     Maximum capacity                $205,275         $ 36,250      $241,525
     Less:
       Outstanding borrowings         148,800           36,250       185,050
       Letters of credit                2,316                -         2,316
                                     --------         --------      --------

     Available                       $ 54,159         $      -      $ 54,159
                                     ========         ========      ========

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

     Securitized Debt:

NCO Portfolio assumed four securitized notes in connection with the Creditrust merger, one of which is included in an unconsolidated subsidiary, Creditrust SPV 98-2, LLC (see note 16). The remaining three notes are reflected in long-term debt. These notes were originally established to fund the purchase of accounts receivable. Each of the notes payable is nonrecourse to the Company and NCO Portfolio, is secured by a portfolio of purchased accounts receivable, and is bound by an indenture and servicing agreement. Pursuant to the Creditrust merger, the trustee appointed NCO as the successor servicer for each portfolio of purchased accounts receivable within these securitized notes. When the notes payable were established, a separate nonrecourse special purpose finance subsidiary was created to house the assets and issue the debt. These are term notes without the ability to re-borrow. Monthly principal payments on the notes equal all collections after servicing fees, collection costs, interest expense and administrative fees.

The first securitized note was established in September 1998 through a special purpose finance subsidiary. This note carries a floating interest rate of LIBOR plus 0.65 percent per annum, and the final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. A $900,000 liquidity reserve is included in restricted cash as of December 31, 2002 and March 31, 2003, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $167,000 and $124,000 for the three months ended March 31, 2002 and 2003, respectively. As of December 31, 2002 and March 31, 2003, the amount outstanding on the facility was $15.4 million and $15.0 million, respectively. Pursuant to the Creditrust merger, the note issuer has been guaranteed against loss by NCO Portfolio for up to $4.5 million, which will be reduced if and when reserves and residual cash flows from another securitization, Creditrust SPV 98-2, LLC, are posted as additional collateral for this facility (see note 16).

The second securitized note was established in August 1999 through a special purpose finance subsidiary. This note carried interest at 9.43 percent per annum. This facility was repaid and retired in May 2002. Interest expense, trustee fees and guarantee fees aggregated $52,000 for the three months ended March 31, 2002.

The third securitized note was established in August 1999 through a special purpose finance subsidiary. This note carries interest at 15.00 percent per annum, with a final payment date of the earlier of December 2004, or satisfaction of the note from collections. Interest expense and trustee fees aggregated $876,000 and $753,000 for the three months ended March 31, 2002 and 2003, respectively. As of December 31, 2002 and March 31, 2003, the amount outstanding on the facility was $20.1 million and $19.9 million, respectively.

     Nonrecourse Debt:

In August 2002, NCO Portfolio entered into a four-year exclusivity agreement with CFSC Capital Corp. XXXIV ("Cargill"). The agreement stipulates that all purchases of accounts receivable by NCO Portfolio with a purchase price in excess of $4 million, with limited exceptions, must be first offered to Cargill for financing at its discretion. The agreement has no minimum or maximum credit authorization. NCO Portfolio may terminate the agreement at any time after two years for a cost of $125,000 per month for each month of the remaining four years, payable monthly. If Cargill chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate plus 3.25 percent (prime rate was 4.25 percent at March 31, 2003). Each borrowing is due two years after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional interest, Cargill will receive 40 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note and the initial investment by NCO Portfolio, including imputed interest. Borrowings under this financing agreement are nonrecourse to NCO Portfolio and NCO, except for the assets within the special purpose entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill financed portfolios, in addition to other remedies. As of March 31, 2003, NCO Portfolio was in compliance with all required covenants.

     Other:

At March 31, 2003, the Company had letters of credit of $2.3 million.

The Company leases certain equipment under agreements that are classified as capital leases. The equipment leases have original terms ranging from 23 to 60 months and have purchase options at the end of the original lease term.

10.  Earnings Per Share:

Basic earnings per share ("EPS") was computed by dividing the net income by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income by the weighted average number of common shares outstanding plus all common equivalent shares. Net income is adjusted to add-back convertible interest expense, net of taxes, if the convertible debt is dilutive. The convertible interest, net of taxes, included in the diluted EPS calculation for the three months ended March 31, 2002 and 2003, was $920,000. Outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive.

The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):

                                                      For the Three Months
                                                          Ended March 31,
                                                    ------------------------
                                                     2002              2003
                                                    ------            ------
     Basic                                          25,855            25,908
     Dilutive effect of convertible debt             3,797             3,797
     Dilutive effect of options                        251                13
                                                    ------            ------

     Diluted                                        29,903            29,718
                                                    ======            ======

11.  Interest Rate Hedge:

As of March 31, 2003, the Company was party to two interest rate swap agreements, which qualified as cash flow hedges, to fix LIBOR at 2.8225 percent on an aggregate amount of $74.0 million of the variable-rate debt outstanding under the revolving credit facility. The aggregate notional amount of the interest rate swap agreements is subject to quarterly reductions that will reduce the aggregate notional amount to $62 million by maturity in September 2003.

12.  Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

                                                                For the Three Months
                                                                   Ended March 31,
                                                            --------------------------
                                                              2002               2003
                                                            -------            -------
     Noncash investing and financing activities:
          Deferred portion of purchased accounts receivable    $  -               $911
          Warrants exercised                                    875                  -


13.  Commitments and Contingencies:

     Forward-Flow Agreement:

In May 2002, NCO Portfolio entered into a fixed price, three-month renewable agreement ("forward-flow") with a major financial institution that obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. As of March 31, 2003, NCO Portfolio was obligated to purchase accounts receivable at a maximum of $1.8 million per month through May 2003. A portion of the purchase price is deferred for 12 months, including a nominal rate of interest. At the time of this filing, an agreement in principal has been reached to renew the forward-flow agreement that will obligate NCO Portfolio to purchase accounts receivable for a maximum of $2.5 million per month through May 2004. A portion of the purchase price will be deferred for twenty-four months, including a nominal rate of interest.

     Litigation:

The Company is party, from time to time, to various legal proceedings and regulatory investigations incidental to its business. The Company continually monitors these legal proceedings and regulatory investigations to determine the impact and any required accruals.

In June 2001, the first floor of the Company's Fort Washington, PA, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. As previously reported, during the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, Pennsylvania. The Company filed a lawsuit in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. Due to the uncertainty of the outcome of the lawsuit, the Company recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001.

In April 2003, the former landlord defendants filed a joinder complaint against Michael J. Barrist, the Chairman, President and Chief Executive Officer of the Company, Charles C. Piola, Jr., a director and former Executive Vice President of the Company, and Bernard R, Miller, a former Executive Vice President and director of the Company, to name such persons as additional defendants (collectively, the "Joinder Defendants"). The Joinder Defendants were partners in a partnership that owned real estate (the "Prior Real Estate") that the Company leased at a market rent prior to moving to the Fort Washington facility. The joinder complaint alleges that the Joinder Defendants breached their statutory and common law duties of care and loyalty to the Company and perpetrated a fraud upon the Company and its shareholders by refraining or causing the Company to refrain from further investigation into the issue of prior water intrusion at the Fort Washington facility and that it was a condition to the lease of the Fort Washington facility that the former landlord defendants purchase the Prior Real Estate from the Joinder Defendants. The joinder complaint seeks to impose liability on the Joinder Defendants for any damages suffered by the Company as a result of the flood.

Based upon its initial review of the facts, the Company believes that the Joinder Defendants did not breach any duties to, or commit a fraud upon the Company or its shareholders and that the allegations of any wrongdoing by the Joinder Defendants are without merit.

Pursuant to the Company's Bylaws and the Joinder Defendants' employment agreements, the Joinder Defendants will be indemnified by the Company against any expenses or awards incurred in this suit, subject to certain exceptions.

In the opinion of management no other pending legal proceedings or regulatory investigations, individually or in the aggregate, will have a materially adverse effect on the financial position, results of operations, cash flows, or liquidity of the Company.

14.  Segment Reporting:

The Company's business consists of three operating divisions: U.S. Operations, Portfolio Management and International Operations. The accounting policies of the segments are the same as those described in note 2, "Accounting Policies."

U.S. Operations provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, utilities, education, telecommunications, and government. U.S. Operations serves clients of all sizes in local, regional and national markets. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, delivering cost-effective accounts receivable and customer relationship management solutions to all market sectors. U.S. Operations had total assets, net of any intercompany balances, of $748.3 million and $756.2 million at December 31, 2002 and March 31, 2003, respectively. U.S. Operations provides accounts receivable management services to Portfolio Management. U.S. Operations recorded revenue of $8.3 million and $12.3 million for these services for the three months ended March 31, 2002 and 2003, respectively. The accounting policies used to record the revenue from Portfolio Management are the same as those described in note 2, "Accounting Policies."

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $167.8 million and $171.9 million at December 31, 2002 and March 31, 2003, respectively.

International Operations provides accounts receivable management services across Canada and the United Kingdom. International Operations had total assets, net of any intercompany balances, of $50.2 million and $55.8 million at December 31, 2002 and March 31, 2003, respectively. International Operations provides accounts receivable management services to U.S. Operations. International Operations recorded revenue of $2.0 million and $5.8 million for these services for the three months ended March 31, 2002 and 2003, respectively. The accounting policies used to record the revenue from U.S. Operations are the same as those described in note 2, "Accounting Policies."

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

                                                          For the Three Months Ended March 31, 2002
                                                                    (amounts in thousands)
                                         ---------------------------------------------------------------------------
                                                              Payroll and        Selling, General
                                                                Related              and Admin.
                                          Revenue               Expenses              Expenses               EBITDA
                                         ---------             ---------             ---------             ---------
     U.S. Operations                     $ 171,377             $  81,688             $  56,957             $  32,732
     Portfolio Management                   16,270                   554                 9,663                 6,053
     International Operations               10,649                 5,867                 2,753                 2,029
     Eliminations                          (10,289)               (1,989)               (8,300)                    -
                                         ---------             ---------             ---------             ---------

     Total                               $ 188,007             $  86,120             $  61,073             $  40,814
                                         =========             =========             =========             =========


                                                          For the Three Months Ended March 31, 2003
                                                                    (amounts in thousands)
                                         ---------------------------------------------------------------------------
                                                              Payroll and        Selling, General
                                                                Related              and Admin.
                                          Revenue               Expenses              Expenses               EBITDA
                                         ---------             ---------             ---------             ---------
     U.S. Operations                     $ 173,105             $  84,501             $  64,387             $  24,217
     Portfolio Management                   18,232                   480                13,121                 4,631
     International Operations               15,754                 9,084                 3,757                 2,913
     Eliminations                          (18,074)               (5,767)              (12,307)                    -
                                         ---------             ---------             ---------             ---------

     Total                               $ 189,017             $  88,298             $  68,958             $  31,761
                                         =========             =========             =========             =========

15.  Net Loss Due to Flood and Relocation of Corporate Headquarters:

In June 2001, the first floor of the Company's Fort Washington, PA headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. During the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, PA. The Company has filed a lawsuit against the landlord of the Fort Washington facilities to terminate the leases. Due to the uncertainty of the outcome of the lawsuit, the Company has recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001. The Company has also recorded other expenses and expected insurance proceeds during the third quarter of 2001 in connection with the flood and the relocation of the corporate headquarters. The net effect of the charges and the gain from the insurance proceeds included in selling, general, and administrative expenses during the third quarter of 2001 was an expense of $11.2 million. During the first quarter of 2002, the Company received insurance proceeds in excess of its original estimate, which resulted in a gain of approximately $1.0 million. This gain was included in the Statement of Income in "other income (expense)" for the three months ended March 31, 2002.

16.  Investments in Unconsolidated Subsidiaries:

NCO Portfolio owns a 100 percent retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC, which was acquired as part of the Creditrust merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. This securitization issued a nonrecourse note that is due the earlier of January 2004 or satisfaction of the note from collections, carries an interest rate of
8.61 percent, and had an outstanding balance of $2.4 million and $1.7 million as of December 31, 2002 and March 31, 2003, respectively. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid, plus a cash reserve. As of March 31, 2003, the investment in securitization was $7.5 million, composed of $4.2 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues noncash income at a rate of 8 percent per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid, after which, collections are split between income and amortization of the investment in securitization based on the discounted cash flows. No income was recorded for the three months ended March 31, 2003, as the investment was offset by a temporary decline in market value. The Company recorded $28,000 of income on this investment during the three months ended March 31, 2002. The off-balance sheet cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received, after the securitization note has been repaid, have been pledged as collateral against another securitized note (see note 9). The Company performs collection services for Creditrust SPV 98-2, LLC and recorded service fee revenue of $510,000 and $513,000 for the three months ended March 31, 2002 and 2003, respectively.

NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture"), with IMNV Holdings, LLC ("IMNV"). The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. Included in "other assets" on the Balance Sheets was NCO Portfolio's investment in the Joint Venture of $3.4 million and $3.8 million as of December 31, 2002 and March 31, 2003, respectively. Included in the Statements of Income, as "interest and investment income," were $83,000 and $473,000 for the three months ended March 31, 2002 and 2003, respectively, representing NCO Portfolio's 50 percent share of operating income from this unconsolidated subsidiary. The Company performs collection services for the Joint Venture and recorded service fee revenue of $891,000 and $937,000 for the three months ended March 31, 2002 and 2003, respectively. The Joint Venture has access to capital through CFSC Capital Corp. XXXIV ("Cargill Financial") who, at its option, lends 90 percent of the cost of the purchased accounts receivable to the Joint Venture. Borrowings carry interest at the prime rate plus 4.25 percent (prime rate was 4.25 percent as of March 31, 2003). Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and the Joint Venture's investment is returned, including interest. Thereafter, Cargill Financial is paid a residual of 50 percent of collections less servicing costs. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. The debt is cross-collateralized by all portfolios in which the lender participates, and is nonrecourse to NCO Portfolio and NCO. The following tables summarize the financial information of the Joint Venture (amounts in thousands):

                                                 As of
                              --------------------------------------
                               December 31, 2002      March 31, 2003
                              ------------------      --------------
     Total assets                       $ 11,638            $ 11,972
     Total liabilities                     4,944               4,346

                                          For the Three Months
                                            Ended March 31,
                              --------------------------------------
                                      2002                 2003
                              ------------------      --------------
     Revenue                             $ 1,860             $ 3,360
     Operating income                        166                 946

Item 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations, the Company's growth strategy, the Company's Internet and e-commerce strategy, the final outcome of the environmental liability and the Company's litigation with its former landlord, the effects of terrorist attacks, war and the economy on the Company's business, expected increases in operating efficiencies, anticipated trends in the accounts receivable management industry, estimates of future cash flows of purchased accounts receivable, estimates of goodwill impairments and amortization expense for other intangible assets, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with NCO Portfolio Management, Inc., risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks related to purchased accounts receivable, risks associated with technology, the Internet and the Company's e-commerce strategy, risks related to the environmental liability, risks relating to the Company's litigation and regulatory investigations, risks related to past or possible future terrorist attacks, risks related to the threat or outbreak of war or hostilities, risks related to the current economic condition in the United States, risks related to the Company's foreign operations, risks related to the economy, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2002, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise.

     The Company's website is www.ncogroup.com. The Company makes available, free of charge, on its website, its Annual Report on Form 10-K, including all amendments. In addition, the Company will provide additional paper or electronic copies of its Annual Report on Form 10-K for 2002, as filed with the Securities and Exchange Commission, without charge except for exhibits to the report. Requests should be directed to: Steven L. Winokur, Executive Vice President, Finance/CFO, NCO Group, Inc., 507 Prudential Rd., Horsham, PA 19044.

     The information on the website listed above, is not and should not be considered part of this Report on Form 10-Q and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

     Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

     Revenue. Revenue increased $1.0 million, or 0.5 percent, to $189.0 million for the three months ended March 31, 2003, from $188.0 million for the comparable period in 2002. U.S. Operations, Portfolio Management and International Operations accounted for $173.1 million, $18.2 million and $15.8 million, respectively, of the revenue for the three months ended March 31, 2003. U.S. Operations' revenue included $12.3 million of revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. International Operations' revenue included $5.8 million of revenue earned on services performed for U.S. Operations that was eliminated upon consolidation.

     U.S. Operations' revenue increased $1.7 million, or 1.0 percent, to $173.1 million for the three months ended March 31, 2003, from $171.4 million for the comparable period in 2002. The increase in U.S. Operations' revenue was primarily attributable to the acquisitions of Great Lakes Collection Bureau, Inc.'s ("Great Lakes") collection operations in August 2002 and The Revenue

Maximization Group ("RevGro") in December 2002. The increase was also attributable to an increase in fees from collection services performed for Portfolio Management. These additional fees from Portfolio Management included the fees from servicing the Great Lakes portfolio. These increases were partially offset by a decrease in revenue recorded from a long-term collection contract. The method of recognizing revenue for this long-term collection contract defers certain revenues into future periods until collections exceed collection guarantees. During the three months ended March 31, 2003 the U.S. Operations deferred $1.0 million of revenue into future periods but during the three months ended March 31, 2002 U.S. Operations recognized $9.1 million of previously deferred revenue. In addition, the increases in revenue were also partially offset by a further weakening of consumer payment patterns.

     Portfolio Management's revenue increased $1.9 million, or 12.1 percent, to $18.2 million for the three months ended March 31, 2003, from $16.3 million for the comparable period in 2002. Portfolio Management's collections increased $9.4 million, or 34.4 percent, to $36.7 million for the three months ended March 31, 2003, from $27.3 million for the comparable period in 2002. Portfolio Management's revenue represented 49 percent of collections for the three months ended March 31, 2003, as compared to 60 percent of collections for the same period in the prior year. Revenue increased due to the increase in collections from new purchases, including the Great Lakes portfolio, and the $1.5 million of proceeds from sale of nonperforming accounts. The effect of the increase in collections on revenue was partially offset by the decrease in revenue recognition rate. Revenue as a percentage of collections declined principally due to a number of factors. First, purchases of accounts receivable made in the latter half of 2001 and through March 31, 2003, have returns that were targeted lower at the time of acquisition due to reduced collection estimates caused by the tougher economic climate facing Portfolio Management in the near term. Additionally, larger purchases with components of reperforming accounts (past due accounts that are now performing) sometimes have lower targeted internal rates of returns ("IRRs") set at the time of purchase. Second, the overall percentage was lowered due to a slowdown in collections on existing portfolios as a result of the continued weaknesses in the economy. Current period collection shortfalls have the effect of lowering the future collection projections on most older portfolios, which translated to lower IRRs and revenue on purchased accounts receivable. Third, proceeds of $1.5 million from the resale of accounts are included in collections and had a marginal impact on revenue as the rate at which revenue from purchased accounts receivable is recognized period-to-period is not affected at the same rate as changes in collections due to the effective interest method of computing revenue. Finally, portfolios with $6.7 million in carrying value, or 4.6 percent of Portfolio Management's total purchased accounts receivable as of March 31, 2003, have been impaired and placed on cost recovery status. Accordingly, no revenue from purchased accounts receivable was recorded on these portfolios after their impairment. All of these factors contributed to a lower ratio of revenue from purchased accounts receivable to collections.

     International Operations' revenue increased $5.2 million, or 47.9 percent, to $15.8 million for the three months ended March 31, 2003, from $10.6 million for the comparable period in 2002. The increase in International Operations' revenue was primarily attributable to new services provided for our U.S. Operations, the addition of new clients, and growth in business from existing clients. A portion of these increases was offset by unfavorable changes in the foreign currency exchange rates used to translate the International Operations' results of operations into U.S. dollars.

     Payroll and related expenses. Payroll and related expenses increased $2.2 million to $88.3 million for the three months ended March 31, 2003, from $86.1 million for the comparable period in 2002, and increased as a percentage of revenue to 46.7 percent from 45.8 percent.

     U.S. Operations' payroll and related expenses increased $2.8 million to $84.5 million for the three months ended March 31, 2003, from $81.7 million for the comparable period in 2002, and increased as a percentage of revenue to 48.8 percent from 47.7 percent. The increase as a percentage of revenue was attributable to the $9.1 million of previously deferred revenue from the long-term collection contract that was recognized during the three months ended March 31, 2002. Since the expenses associated with this revenue were expensed as incurred in prior periods, this revenue decreased the payroll and related expenses as a percentage of revenue for the three months ended March 31, 2002. This increase was partially offset by the continued focus on managing the amount of labor required to attain revenue goals.

     Portfolio Management's payroll and related expenses decreased $74,000 to $480,000 for the three months ended March 31, 2003, from $554,000 for the comparable period in 2002, and decreased as a percentage of revenue to 2.6 percent from 3.4 percent. Portfolio Management outsources all of its collection services to U.S. Operations and, therefore, has a relatively small fixed payroll cost structure. However, the decrease in payroll and related expenses was principally due to Portfolio Management's legal recovery group being transferred to the U.S. Operations' attorney network during 2002.

     International Operations' payroll and related expenses increased $3.2 million to $9.1 million for the three months ended March 31, 2003, from $5.9 million for the comparable period in 2002, and increased as a percentage of revenue to 57.7 percent from 55.1 percent. The increase as a percentage of revenue was attributable to an increase in outsourcing services because those services typically have a higher payroll cost structure than the remainder of International Operations' business. However, it is important to note that the outsourcing services business is not necessarily less profitable because the higher payroll costs are generally offset by a lower selling, general and administrative cost structure.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.9 million to $69.0 million for the three months ended March 31, 2003, from $61.1 million for the comparable period in 2002, and increased as a percentage of revenue to 36.5 percent from 32.5 percent. The increase as a percentage of revenue was attributable to the $9.1 million of previously deferred revenue from the long-term collection contract that was recognized during the three months ended March 31, 2002. Since the expenses associated with this revenue were expensed as incurred in prior periods, this revenue decreased the selling, general and administrative expenses payroll and related expenses as a percentage of revenue for the three months ended March 31, 2002. In addition, the increase was also attributable to incremental costs associated with continuing efforts to maximize collections for clients in a difficult economic environment. These costs included additional legal and forwarding fees as a result of the increase in the use of our attorney network.

     Depreciation and amortization. Depreciation and amortization increased $1.7 million to $7.9 million for the three months ended March 31, 2003, from $6.2 million for the comparable period in 2002. This increase was the result of additional depreciation resulting from normal capital expenditures made in the ordinary course of business during 2002 and 2003. These capital expenditures included expenditures related to the relocation of our corporate headquarters, and predictive dialers and other equipment required to expand our infrastructure to handle future growth. The increase was also attributable to the amortization of the customer lists acquired in the Great Lakes and RevGro acquisitions.

     Other income (expense). Interest and investment income increased $169,000 to $836,000 for the three months ended March 31, 2003, from $667,000 for the comparable period in 2002. This increase was primarily attributable to an increase in earnings from NCO Portfolio's investment in a joint venture that purchases utility, medical and various other small balance accounts receivable. A portion of the increase was offset by lower interest rates earned on operating cash, funds held in trust on behalf of clients, and notes receivables. Interest expense increased to $5.8 million for the three months ended March 31, 2003, from $5.0 million for the comparable period in 2002. This increase was due to Portfolio Management's additional borrowings from CFSC Capital Corp. XXXIV to purchase accounts receivable, including the $20.6 million of borrowings to purchase Great Lakes' accounts receivable portfolios. This increase was partially offset by lower interest rates and lower principal balances as a result of debt repayments made in excess of borrowings against the revolving credit facility during 2002 and 2003.

     Income tax expense. Income tax expense for the three months ended March 31, 2003, decreased to $7.2 million, or 37.9 percent of income before income tax expense, from $11.3 million, or 37.9 percent of income before income tax expense, for the comparable period in 2002.

     Liquidity and Capital Resources

     Historically, our primary sources of cash have been bank borrowings, equity and debt offerings, and cash flows from operations. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

     Cash Flows from Operating Activities. Cash provided by operating activities was $17.3 million for the three months ended March 31, 2003, as compared to $7.7 million for the same period in 2002. The increase in cash provided by operations was primarily attributable to a $1.7 million increase in accounts payable and accrued expenses as compared to a $9.6 million decrease for the same period in the prior year. The decrease in 2002 was primarily attributable to the payment of certain accruals made in connection with the $23.8 million of one-time charges incurred during the second and third quarter of 2001. The increase in cash provided by operations was also attributable to a $6.0 million deposit made in the first quarter of 2002 in connection with a long-term collection contract. This deposit is expected to be returned in June 2003. A portion of the increases in cash provided by operations was offset by increases in accounts receivables and other assets.

     Cash Flows from Investing Activities. Cash used in investing activities was $3.3 million for the three months ended March 31, 2003, compared to cash used in investing activities of $5.4 million for the same period in 2002. Purchases of accounts receivable for the three months ended March 31, 2003 were $16.9 million as compared to $9.2 million for the comparable period in 2002, and collections applied to principal of purchased accounts receivable was $19.1 million as compared to $11.5 million. Purchases of property and equipment were $5.5 million for the three months ended March 31, 2003, compared to $10.4 million for the same period in 2002. The additional purchases of property and equipment for the three months ended March 31, 2002 was primarily attributable to the relocation of our corporate headquarters to Horsham, PA.

     Cash Flows from Financing Activities. Cash used in financing activities was $8.8 million for the three months ended March 31, 2003, compared to cash used in financing activities of $9.2 million for the same period in 2002. The cash used in financing activities during the three months ended March 31, 2003, resulted from repayments of borrowings under our revolving credit facility and repayments of securitized debt assumed as part of the Creditrust merger. These repayments were partially offset by the $1.0 million borrowed by Portfolio Management under the revolving credit facility to fund the purchase of accounts receivable and the $6.1 million borrowed from CFSC Capital Corp. XXXIV to purchase accounts receivable. The cash used in financing activities during the three months ended March 31, 2002, resulted from repayments of borrowings under our revolving credit facility and repayments of securitized debt assumed as part of the Creditrust merger.

     Credit Facility. We have a credit agreement with Citizens Bank of Pennsylvania, formerly Mellon Bank, N.A., referred to as Citizens Bank, for itself and as administrative agent for other participating lenders, structured as a revolving credit facility. The balance under the revolving credit facility is due on May 20, 2004, the maturity date. The borrowing capacity of the revolving credit facility is subject to quarterly reductions of $5.2 million until the maturity date, and 50 percent of the net proceeds received from any offering of debt or equity. As of March 31, 2003, the maximum borrowing capacity and the availability under the revolving credit facility were $241.5 million and $54.2 million, respectively.

     At our option, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 0.25 percent to 0.50 percent, which is determined quarterly based upon our consolidated funded debt to earnings before interest, taxes, depreciation, and amortization, also referred to as EBITDA, ratio (Citizens Bank's prime rate was 4.25 percent at March 31, 2003), or the London InterBank Offered Rate, also referred to as LIBOR, plus a margin of 1.25 percent to 2.25 percent depending on our consolidated funded debt to EBITDA ratio (LIBOR was 1.31 percent at March 31, 2003). We are charged a fee on the unused portion of the credit facility ranging from 0.13 percent to 0.38 percent depending on our consolidated funded debt to EBITDA ratio.

     In connection with the Creditrust merger, the revolving credit facility was amended to provide NCO Portfolio with a revolving line of credit in the form of a subfacility under the existing revolving credit facility. The borrowing capacity of the subfacility is subject to mandatory reductions of $3.75 million until the earlier of the May 20, 2004, maturity date, or the date at which the subfacility is reduced to $25 million. NCO Portfolio's borrowings bear interest at a rate equal to NCO's interest rate under the revolving credit facility plus
1.00 percent. As of March 31, 2003, there was no borrowing availability under the NCO Portfolio subfacility.

     During February 2002, we entered into two interest rate swap agreements, which qualified as cash flow hedges, to fix LIBOR at 2.8225 percent on an original aggregate amount of $102 million of the variable-rate debt outstanding under the revolving credit facility. The aggregate notional amount of the interest rate swap agreements is subject to quarterly reductions that will reduce the aggregate notional amount to $62 million by maturity in September 2003. As of March 31, 2003, a notional amount of $74.0 million was covered by the interest rate swap agreements.

     Borrowings under the revolving credit facility are collateralized by substantially all of our assets, including the common stock of NCO Portfolio that we own, and certain assets of NCO Portfolio. The balance under the revolving credit facility will become due on May 20, 2004. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of March 31, 2003, we were in compliance with all required covenants.

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

     Nonrecourse Debt. In August 2002, NCO Portfolio entered into a four-year financing agreement with CFSC Capital Corp. XXXIV, referred to as Cargill, to provide financing for larger purchases of accounts receivable at 90 percent of the purchase price, unless otherwise negotiated. Cargill, at their sole discretion, has the right to finance any purchase of $4.0 million or more. Cargill may or may not choose to finance a transaction. This agreement gives NCO Portfolio the financing to purchase larger portfolios that they may not otherwise be able to purchase, and has no minimum or maximum credit authorization. Borrowings carry interest at the prime rate plus 3.25 percent (prime rate was 4.25 percent at March 31, 2003) and are nonrecourse to NCO Portfolio and NCO Group, except for the assets financed through Cargill. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and NCO Portfolio's original investment is returned, including interest. Thereafter, Cargill is paid a residual 40 percent of collections, less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collection, but not more than two years from the date of borrowing. Total debt outstanding under this facility as of March 31, 2003, was $17.9 million. As of March 31, 2003, NCO Portfolio was in compliance with all of the financial covenants.

     Off-Balance Sheet Arrangements

     NCO Portfolio owns a 100 percent retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC, which was acquired as part of the Creditrust merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. This securitization issued a nonrecourse note that is due the earlier of January 2004 or satisfaction of the note from collections, carries an interest rate of 8.61 percent, and had an outstanding balance of $2.4 million and $1.7 million as of December 31, 2002 and March 31, 2003, respectively. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid, plus a cash reserve. As of March 31, 2003, the investment in securitization was $7.5 million, composed of $4.2 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues noncash income at a rate of 8 percent per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid, after which, collections are split between income and amortization of the investment in securitization based on the discounted cash flows. No income was recorded for the three months ended March 31, 2003, as the investment was offset by a temporary decline in market value. The Company recorded $28,000 of income on this investment during the three months ended March 31, 2002. The off-balance sheet cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received, after the securitization note has been repaid, have been pledged as collateral against another securitized note.

     NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture"), with IMNV Holdings, LLC ("IMNV"). The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. Included in "other assets" on the Balance Sheets was NCO Portfolio's investment in the Joint Venture of $3.4 million and $3.8 million as of December 31, 2002 and March 31, 2003, respectively. Included in the Statements of Income, as "interest and investment income," was $83,000 and $473,000 for the three months ended March 31, 2002 and 2003, respectively, representing NCO Portfolio's 50 percent share of operating income from this unconsolidated subsidiary. The Joint Venture has access to capital through CFSC

Capital Corp. XXXIV ("Cargill Financial") who, at its option, lends 90 percent of the cost of the purchased accounts receivable to the Joint Venture. Borrowings carry interest at the prime rate plus 4.25 percent (prime rate was 4.25 percent as of March 31, 2003). Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and the Joint Venture's investment is returned, including interest. Thereafter, Cargill Financial is paid a residual of 50 percent of collections less servicing costs. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. The debt is cross-collateralized by all portfolios in which the lender participates, and is nonrecourse to NCO Portfolio and NCO Group.

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

     Critical Accounting Policies

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations: revenue recognition for a long-term collection contract and purchased accounts receivable; goodwill; bad debts; and deferred taxes. These and other critical accounting policies are described in
Note 2 to these financial statements, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to our 2002 financial statements contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

     Impact of Recently Issued and Proposed Accounting Pronouncements

     During 2001, the Accounting Staff Executive Committee approved an exposure draft on Accounting for Certain Purchased Loans or Debt Securities (formerly known as Discounts Related to Credit Quality) (Exposure Draft-December 1998). The proposal would apply to all companies that acquire loans for which it is probable at the acquisition date that all contractual amounts due under the acquired loans will not be collected. The proposal addresses accounting for differences between contractual and expected future cash flows from an investor's initial investment in certain loans when such differences are attributable, in part, to credit quality. The scope also includes such loans acquired in purchased business combinations. If adopted, the proposed Statement of Position, referred to as SOP, would supersede Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. In June 2001, the Financial Accounting Standards Board, referred to as FASB, cleared the SOP for issuance subject to minor editorial changes and planned to issue a final SOP in early 2002. The SOP has not yet been issued. The proposed SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio's initial cost of accounts receivable acquired. The proposed SOP would require that the excess of the contractual cash flows over expected future cash flows not be recognized as an adjustment of revenue, expense or on the balance sheet. The proposed SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. The exposure draft provides that previously issued annual financial statements would not need to be restated. Until final issuance of this SOP, we cannot ascertain its effect on our reporting.

     In January 2003, FASB issued Interpretation No. 46 ("FIN" 46), "Consolidation of Variable Interest Entities". The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 defines variable interest entities and requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The disclosure requirements are effective for periods ending after December 15, 2002. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. Effective December 31, 2002, we adopted the disclosure requirements of FIN 46, and do not believe the adoption of FIN 46 will have a material impact on our financial position and results of operations.

     In April 2003, the FASB indicated that it plans to have a new rule in place by the end of 2004 that will require that stock based compensation be recorded as a cost that is recognized in the financial statements.


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

     Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Part II.  Other Information


Item 1.  Legal Proceedings
         -----------------

         In June 2001, the first floor of the Company's Fort Washington, PA, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. As previously reported, during the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, Pennsylvania. The Company filed a lawsuit in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. Due to the uncertainty of the outcome of the lawsuit, the Company recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001.

         In April 2003, the former landlord defendants filed a joinder complaint against Michael J. Barrist, the Chairman, President and Chief Executive Officer of the Company, Charles C. Piola, Jr., a director and former Executive Vice President of the Company, and Bernard R. Miller, a former Executive Vice President and director of the Company, to name such persons as additional defendants (collectively, the "Joinder Defendants"). The Joinder Defendants were partners in a partnership that owned real estate (the "Prior Real Estate") that the Company leased at a market rent prior to moving to the Fort Washington facility. The joinder complaint alleges that the Joinder Defendants breached their statutory and common law duties of care and loyalty to the Company and perpetrated a fraud upon the Company and its shareholders by refraining or causing the Company to refrain from further investigation into the issue of prior water intrusion at the Fort Washington facility and that it was a condition to the lease of the Fort Washington facility that the former landlord defendants purchase the Prior Real Estate from the Joinder Defendants. The joinder complaint seeks to impose liability on the Joinder Defendants for any damages suffered by the Company as a result of the flood.

         Based upon its initial review of the facts, the Company believes that the Joinder Defendants did not breach any duties to, or commit a fraud upon the Company or its shareholders and that the allegations of any wrongdoing by the Joinder Defendants are without merit.

         Pursuant to the Company's Bylaws and the Joinder Defendants' employment agreements, the Joinder Defendants will be indemnified by the Company against any expenses or awards incurred in this suit, subject to certain exceptions.

         The Company is involved in legal proceedings and regulatory investigations from time to time in the ordinary course of its business. Management believes that none of these legal proceedings or regulatory investigations will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

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

     None - not applicable

Item 5.  Other Information
         -----------------

     None - not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

          99.1 Consolidating Schedule

          99.2 Chief Executive Officer Section 906 Certification

          99.3 Chief Financial Officer Section 906 Certification

     (b) Reports on Form 8-K

         Date of Filing        Item Reported
         --------------        -------------
         2/12/03               Item 7 and Item 9 - Press release from the earnings release for the fourth quarter of 2002

         2/21/03               Item 7 and Item 9 - Press release and conference call transcript from the earnings release for the fourth quarter of 2002

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 15, 2003                    By: Michael J. Barrist
                                          ----------------------
                                          Michael J. Barrist
                                          Chairman of the Board, President
                                          and Chief Executive Officer
                                          (principal executive officer)



Date: May 15, 2003                    By: Steven L. Winokur
                                          ---------------------
                                          Steven L. Winokur
                                          Executive Vice President, Finance,
                                          Chief Financial Officer and Treasurer
                                          (principal financial and
                                          accounting officer)

                                  CERTIFICATION

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


Date: May 15, 2003


Michael J. Barrist
------------------
Michael J. Barrist
Chief Executive Officer,
and President
(Principal Executive Officer)

                                  CERTIFICATION

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


Date: May 15, 2003


Steven L. Winokur
-----------------
Steven L. Winokur
Executive Vice President, Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)