Form 10-Q
period 2003-06-30
NCO GROUP INC
filed 2003-08-14
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2003, or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No
                                          -----     -----
         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).     Yes  X    No
                                                       -----    -----
         The number of shares outstanding of each of the issuer's classes of common stock was: 25,908,000 shares of common stock, no par value, outstanding as of August 13, 2003.

                                 NCO GROUP, INC.
                                      INDEX

                                                                                        PAGE

PART I - FINANCIAL INFORMATION

     Item 1   FINANCIAL STATEMENTS (Unaudited)

              Condensed Consolidated Balance Sheets -
                  December 31, 2002 and June 30, 2003                                     1

              Condensed Consolidated Statements of Income -
                  Three and six months ended June 30, 2002 and 2003                       2

              Condensed Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2002 and 2003                                 3

              Notes to Condensed Consolidated Financial Statements                        4

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            21

     Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                                        30

     Item 4   CONTROLS AND PROCEDURES                                                    30

PART II - OTHER INFORMATION                                                              31

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Shareholders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     SIGNATURES                                                                          33

Part 1 - Financial Information
Item 1 - Financial Statements

                                 NCO GROUP, INC.
                      Condensed Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                                                          June 30,
                                                                                                      December 31,          2003
                                               ASSETS                                                    2002            (Unaudited)
                                                                                                       ----------        -----------
Current assets:
     Cash and cash equivalents                                                                         $  25,159          $  29,706
     Restricted cash                                                                                         900                900
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $7,285 and $7,098, respectively                                            86,857             90,844
     Purchased accounts receivable, current portion                                                       60,693             56,471
     Deferred income taxes                                                                                16,389             16,170
     Bonus receivable, current portion                                                                    15,584             13,660
     Prepaid expenses and other current assets                                                             9,644             14,258
                                                                                                       ---------          ---------
          Total current assets                                                                           215,226            222,009

Funds held on behalf of clients

Property and equipment, net                                                                               79,603             76,843

Other assets:
     Goodwill                                                                                            525,784            530,900
     Other intangibles, net of accumulated amortization                                                   14,069             11,742
     Purchased accounts receivable, net of current portion                                                91,755             89,826
     Bonus receivable, net of current portion                                                                408                 48
     Other assets                                                                                         39,436             40,541
                                                                                                       ---------          ---------
           Total other assets                                                                            671,452            673,057
                                                                                                       ---------          ---------
Total assets                                                                                           $ 966,281          $ 971,909
                                                                                                       =========          =========


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                                                   $  39,847          $  26,133
     Income taxes payable                                                                                  2,222              2,968
     Accounts payable                                                                                      8,285              6,180
     Accrued expenses                                                                                     31,426             30,575
     Accrued compensation and related expenses                                                            15,374             15,910
     Deferred revenue, current portion                                                                    12,088             16,735
                                                                                                       ---------          ---------
          Total current liabilities                                                                      109,242             98,501

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                                              334,423            321,040
     Deferred revenue, net of current portion                                                             11,678              7,429
     Deferred income taxes                                                                                48,605             51,810
     Other long-term liabilities                                                                           2,144              3,254

Minority interest                                                                                         24,427             25,337

Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized,
         no shares issued and outstanding                                                                      -                  -
     Common stock,  no par value, 50,000 shares authorized,
         25,908 and 25,908 shares issued and outstanding, respectively                                   321,824            321,824
     Other comprehensive (loss) income                                                                    (3,876)             3,431
     Retained earnings                                                                                   117,814            139,283
                                                                                                       ---------          ---------
           Total shareholders' equity                                                                    435,762            464,538
                                                                                                       ---------          ---------
Total liabilities and shareholders' equity                                                             $ 966,281          $ 971,909
                                                                                                       =========          =========

                            See accompanying notes.

                                 NCO GROUP, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                 For the Three Months                   For the Six Months
                                                                    Ended June 30,                         Ended June 30,
                                                             ----------------------------           ----------------------------
                                                                2002               2003                2002               2003
                                                             ---------          ---------           ---------          ---------
Revenue                                                      $ 175,099          $ 188,574           $ 363,106          $ 377,591

Operating costs and expenses:
     Payroll and related expenses                               83,480             88,330             169,600            176,628
     Selling, general and administrative expenses               61,343             70,718             122,416            139,676
     Depreciation and amortization expense                       6,521              8,039              12,747             15,895
                                                             ---------          ---------           ---------          ---------
          Total operating costs and expenses                   151,344            167,087             304,763            332,199
                                                             ---------          ---------           ---------          ---------
Income from operations                                          23,755             21,487              58,343             45,392

Other income (expense):
     Interest and investment income                                787                789               1,454              1,625
     Interest expense                                           (4,963)            (5,862)             (9,949)           (11,681)
     Other income (expense)                                        305                726                (290)               726
                                                             ---------          ---------           ---------          ---------
          Total other income (expense)                          (3,871)            (4,347)             (8,785)            (9,330)
                                                             ---------          ---------           ---------          ---------
Income before income tax expense                                19,884             17,140              49,558             36,062

Income tax expense                                               7,542              6,504              18,797             13,683
                                                             ---------          ---------           ---------          ---------
Income before minority interest                                 12,342             10,636              30,761             22,379

Minority interest                                                 (633)              (359)             (1,605)              (910)
                                                             ---------          ---------           ---------          ---------

Net income                                                   $  11,709          $  10,277           $  29,156          $  21,469
                                                             =========          =========           =========          =========

Net income per share:
     Basic                                                   $    0.45          $    0.40           $    1.13          $    0.83
     Diluted                                                 $    0.42          $    0.38           $    1.04          $    0.78

Weighted average shares outstanding:
     Basic                                                      25,891             25,908              25,873             25,908
     Diluted                                                    29,977             29,768              29,940             29,743


                             See accompanying notes.

                                 NCO GROUP, INC
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                                        For the Six Months
                                                                                                           Ended June 30,
                                                                                                 -----------------------------------
                                                                                                       2002               2003
                                                                                                 ----------------   ----------------
     Cash flows from operating activities:
       Net income                                                                                   $  29,156         $   21,469
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation                                                                                11,383             13,526
           Amortization of intangibles                                                                  1,364              2,369
           Provision for doubtful accounts                                                              5,537              2,100
           Impairment of purchased accounts receivable                                                  1,211                962
           Gain on insurance proceeds from property and equipment                                        (847)                 -
           Loss on disposal of fixed assets                                                                 -                330
           Equity income on investment in joint venture                                                  (303)              (952)
           Other income                                                                                     -               (726)
           Minority interest                                                                            1,606                906
           Changes in operating assets and liabilities, net of acquisitions:
               Restricted cash                                                                            225                  -
               Accounts receivable, trade                                                              (1,318)            (5,859)
               Deferred income taxes                                                                    8,228              3,411
               Bonus receivable                                                                        (7,141)             2,285
               Other assets                                                                             2,247             (3,494)
               Accounts payable and accrued expenses                                                  (11,158)            (2,234)
               Income taxes payable                                                                    (1,176)               747
               Deferred revenue                                                                       (10,325)               398
               Other long-term liabilities                                                             (1,308)               509
                                                                                                    ---------         ----------
                  Net cash provided by operating activities                                            27,381             35,747

     Cash flows from investing activities:
       Purchases of accounts receivable                                                               (16,823)           (29,190)
       Collections applied to principal of purchased accounts receivable                               24,007             36,938
       Purchases of property and equipment                                                            (18,141)           (10,169)
       Net (investment in) distribution from joint venture                                               (542)                72
       Proceeds from notes receivable                                                                   1,000                  -
       Insurance proceeds from involuntary conversion of
         property and equipment                                                                         2,633                  -
                                                                                                    ---------         ----------
                  Net cash used in investing activities                                                (7,866)            (2,349)

     Cash flows from financing activities:
       Repayment of notes payable                                                                      (8,544)           (14,239)
       Borrowings under notes payable                                                                       -             10,640
       Borrowings under revolving credit agreement                                                        370              1,000
       Repayment of borrowings under revolving credit agreement                                       (17,250)           (27,130)
       Payment of fees to acquire debt                                                                   (253)               (42)
       Issuance of common stock, net                                                                      747                  -
                                                                                                    ---------         ----------
                  Net cash used in financing activities                                               (24,930)           (29,771)

     Effect of exchange rate on cash                                                                      371                920
                                                                                                    ---------         ----------

     Net  (decrease) increase in cash and cash equivalents                                             (5,044)             4,547

     Cash and cash equivalents at beginning of the period                                              32,161             25,159
                                                                                                    ---------         ----------

     Cash and cash equivalents at end of the period                                                 $  27,117         $   29,706
                                                                                                    =========         ==========

                            See accompanying notes.

                                 NCO GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. Nature of Operations:

NCO Group, Inc. (the "Company" or "NCO") is a leading provider of accounts receivable management and collection services. The Company also owns 63 percent of NCO Portfolio Management, Inc. ("NCO Portfolio"), a separate public company that purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. The Company's client base includes companies in the financial services, healthcare, retail and commercial, utilities, education, telecommunications, and government sectors. These clients are primarily located throughout the United States of America, Canada, the United Kingdom, and Puerto Rico.

2. Accounting Policies:

     Interim Financial Information:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the three-month and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on March 14, 2003.

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

Long-Term Collection Contract:

The Company has a long-term collection contract with a large client to provide collection services. The Company receives a base service fee based on collections. The Company also earns a bonus if collections are in excess of the collection amounts guaranteed by the Company before the specified measurement dates. The Company is required to pay the client if collections do not reach the guaranteed level by specified measurement dates; however, the Company is entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections. Specified measurement dates occur annually from May 31, 2003 through May 31, 2005. The specified measurement date is determined based on when the receivables are placed with the Company, and all receivables placed with a particular measurement date are referred to collectively as a tranche.

In accordance with the provision of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," the Company defers all of the base service fees until the collections exceed the collection guarantees. At the end of each reporting period, the Company compares actual collections for each tranche to the guaranteed collections for that tranche to determine if the Company is in a net bonus or penalty position. The Company also projects the position as of the specified measurement date. Based on the results of this comparison, the Company may accrue additional penalties as a contingent liability.

Although the Company expects to continue to generate additional collections, in the unlikely event that the Company does not generate any additional collections from June 30, 2003 through May, 2005, the Company's maximum exposure would be $19.4 million and $61.2 million on May 31, 2004 and May 31, 2005, respectively.

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

     Credit Policy:

The Company has two types of arrangements under which it collects its contingent fee revenue. For certain clients, the Company remits funds collected on behalf of the client net of the related contingent fees, while for other clients, the Company remits gross funds collected on behalf of clients and bills the client separately for its contingent fees.

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

The investment in securitization is included in other assets and represents the residual interest in a securitized pool of purchased accounts receivable acquired in connection with the merger of Creditrust Corporation ("Creditrust") into NCO Portfolio in February 2001. The investment in securitization accrues interest at an internal rate of return that is estimated based on the expected monthly collections over the estimated economic life of the investment (approximately five years). Cost approximated fair value of this investment as of December 31, 2002 and June 30, 2003 (see note 16).

     Intangibles:

Goodwill represents the excess of purchase price, including acquisition related costs, over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition (see note 8).

Other intangible assets consist primarily of deferred financing costs, which relate to debt issuance costs incurred, and customer lists, which were acquired as part of acquisitions. Deferred financing costs are amortized over the term of the debt and customer lists are amortized over five years (see note 8).

     Interest Rate Hedges:

The Company accounts for its interest rate swap agreements as either assets or liabilities on the balance sheet measured at fair value. Changes in the fair value of the interest rate swap agreements are recorded separately in shareholders' equity as "other comprehensive income (loss)" since the interest rate swap agreements were designated and qualified as cash flow hedges. As of June 30, 2003, "other comprehensive income (loss)" included a loss of $168,000, or $109,000 net of a tax benefit. The Company determined that the interest rate swap agreements qualified as effective cash flow hedges because the interest payment dates, the underlying index (the London InterBank Offered Rate or "LIBOR"), and the notional amounts coincide with LIBOR contracts from the credit facility. If the interest rate swap agreements no longer qualify as cash flow hedges, the change in the fair value will be recorded in current earnings.

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

                                                     For the Three Months          For the Six Months Ended
                                                        Ended June 30,                     June 30,
                                                   --------------------------     ---------------------------
                                                      2002           2003            2002           2003
                                                   -----------    -----------     -----------    ------------
     Net income - as reported                        $ 11,709       $ 10,277        $ 29,156        $ 21,469
     Pro forma compensation cost, net of taxes          1,354          1,068           2,708           2,138
                                                     --------       --------        --------        --------

     Net income - pro forma                          $ 10,355       $  9,209        $ 26,448        $ 19,331
                                                     ========       ========        ========        ========

     Net income per share - as reported:
         Basic                                         $ 0.45         $ 0.40          $ 1.13          $ 0.83
         Diluted                                       $ 0.42         $ 0.38          $ 1.04          $ 0.78

     Net income per share - pro forma:
         Basic                                         $ 0.40         $ 0.36          $ 1.02          $ 0.75
         Diluted                                       $ 0.38         $ 0.34          $ 0.95          $ 0.71

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

On an ongoing basis, the Company compares the historical trends of each portfolio to projected collections. Future projected collections are then increased, within preset limits, or decreased based on the actual cumulative performance of each portfolio. Management reviews each portfolio's adjusted projected collections to determine if further upward or downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its best efforts to improve the collections of under-performing portfolios. On newly acquired portfolios, additional reviews are made to determine if the estimated collections at the time of purchase require upward or downward adjustment due to unusual collection patterns in the early months of ownership. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period (see note 6).

During the three months ended June 30, 2003, the Company adjusted one of the calculations used to determine the historical trends, that in part, computes future collections. This adjustment increased the estimated remaining collections on several portfolios that increased revenue for the three and six months ended June 30, 2003. This change was made because there are other procedures in place that make this aspect of the calculation unnecessary. The effect of this change was to increase net income and diluted earnings per share by $178,000 and $0.01, respectively, for three and six months ended June 30, 2003.

3. Restated Financial Statements:

On February 6, 2003, the Company's independent auditors informed the Company that, based on their further internal review and consultation, they no longer considered the methodology for revenue recognition for a long-term collection contract appropriate under revenue recognition guidelines. Previously, revenue under the contract was recorded based upon the collection of funds on behalf of clients at the anticipated average fee over the life of the contract. Further review by the Company with its independent auditors led the Company to conclude that it should change its method of revenue recognition for the contract. The change resulted in the deferral of the recognition of revenue under the contract until such time as any contingencies related to the realization of revenue have been resolved. The financial statements and the accompanying notes of the Company for the three and six months ended June 30, 2002, have been restated for a correction of an error due to this change.

The following table presents the impact of the restatement on the consolidated financial statements (amounts in thousands, except per share amounts):

                                           For the Three Months Ended        For the Six Months Ended
                                                 June 30, 2002                     June 30, 2002
                                         -------------------------------    ----------------------------
                                              As                                As
                                          Previously                        Previously
                                           Reported          Restated        Reported        Restated
                                         --------------    -------------    ------------    ------------
     Selected income statement data:
     Revenue                              $ 177,678        $ 175,099       $ 356,585        $ 363,106
     Income before income tax
       expense                               22,463           19,884          43,037           49,558
     Income tax expense                       8,522            7,542          16,319           18,797
     Net income                              13,308           11,709          25,113           29,156
     Net income per share:
       Basic                                 $ 0.51           $ 0.45          $ 0.97           $ 1.13
       Diluted                               $ 0.48           $ 0.42          $ 0.90           $ 1.04

4. Business Combinations:

The following acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition related expenses. These accruals included professional fees related to the acquisition and termination costs related to certain redundant personnel immediately identified for elimination at the time of the acquisitions.

On August 19, 2002, the Company acquired certain assets and related operations, excluding the purchased accounts receivable portfolio, and assumed certain liabilities of Great Lakes Collection Bureau, Inc. ("Great Lakes"), a subsidiary of GE Capital Corporation ("GE Capital"), for $10.1 million in cash. The Company funded the purchase with borrowings under its credit facility. NCO Portfolio acquired the purchased accounts receivable portfolio of Great Lakes for $22.9 million. NCO Portfolio funded the purchase with $2.3 million of existing cash and $20.6 million of nonrecourse financing provided by CFSC Capital Corp. XXXIV (see note 9). This nonrecourse financing is collateralized by the Great Lakes purchased accounts receivable portfolio. As part of the acquisition, the Company and GE Capital signed a multi-year agreement under which the Company will provide services to GE Capital. The Company allocated $4.1 million of the purchase price to the customer list and recognized goodwill of $2.7 million. All of the goodwill is deductible for tax purposes. The allocation of the fair market value to the acquired assets and liabilities of Great Lakes was based on preliminary estimates and may be subject to change. During the three months ended June 30, 2003, the Company revised the estimated allocation of the fair market value that resulted in an increase in goodwill of $680,000. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers and reduce the cost of providing services to the acquired customers through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.

On December 9, 2002, the Company acquired all of the stock of The Revenue Maximization Group, Inc. ("RevGro") for $17.5 million in cash, including the repayment of $889,000 of RevGro's pre-acquisition debt. The Company funded the purchase with $16.8 million of borrowings under its credit facility and existing cash. The Company allocated $4.7 million of the purchase price to the customer list and recognized goodwill of $9.2 million. None of the goodwill is deductible for tax purposes. The allocation of the fair market value to the acquired assets and liabilities of RevGro was based on preliminary estimates and may be subject to change. During the three months ended March 31, 2003, the Company revised the estimated allocation of the fair market value that resulted in a decrease in goodwill of $175,000. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers and reduce the cost of providing services to the acquired customers through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.

5. Comprehensive Income:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity. The Company's comprehensive income was as follows (amounts in thousands):


                                                     For the Three Months       For the Six Months
                                                        Ended June 30,            Ended June 30,
                                                   -------------------------  ------------------------
                                                      2002          2003         2002         2003
                                                   ------------  -----------  -----------  -----------

     Net income                                      $ 11,709      $ 10,277    $ 29,156      $ 21,469
     Other comprehensive income:
       Foreign currency translation adjustment          2,511         4,087       2,324         6,956
       Unrealized (loss) gain on interest rate
         swap                                            (684)          183        (316)          351
                                                     --------      --------    --------      --------

     Comprehensive income                            $ 13,536      $ 14,547    $ 31,164      $ 28,776
                                                     ========      ========    ========      ========

The income from the foreign currency translation during the three and six months ended June 30, 2003, was attributable to favorable changes in the exchange rates used to translate the financial statements of the Canadian and United Kingdom subsidiaries into U.S. dollars.

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

                                                         For the Year Ended      For the Six Months
                                                          December 31, 2002      Ended June 30, 2003
                                                        ---------------------    --------------------
     Balance at beginning of period                          $ 140,001               $152,448
     Purchases of accounts receivable                           72,680                 31,573
     Collections on purchased accounts receivable             (120,513)               (73,874)
     Purchase price adjustment                                  (4,000)                     -
     Revenue recognized                                         66,162                 36,936
     Impairment of purchased accounts receivable                (1,999)                  (962)
     Foreign currency translation adjustment                       117                    176
                                                             ---------               --------
     Balance at end of period                                $ 152,448               $146,297
                                                             =========               ========


During the three months ended June 30, 2002 and 2003, impairment charges of $414,000 and $632,000, respectively, were recorded as charges to income on portfolios where the carrying values exceeded the expected future cash flows. During the six months ended June 30, 2002 and 2003, impairment charges of $1.2 million and $962,000, respectively, were recorded as charges to income. No income will be recorded on these portfolios until the carrying values have been fully recovered. As of December 31, 2002 and June 30, 2003, the combined carrying values on all impaired portfolios aggregated $6.1 million and $9.9 million, respectively, or 4.0 percent and 6.8 percent of total purchased accounts receivable, respectively, representing their net realizable value. Revenue from fully cost recovered portfolios was $147,000 and $300,000 for the three and six months ended June 30, 2003, respectively. Included in collections for the six months ended June 30, 2003, was $1.5 million in proceeds from the sale of accounts.

7. Funds Held on Behalf of Clients:

In the course of the Company's regular business activities as a provider of accounts receivable management services, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $60.2 million and $65.9 million at December 31, 2002 and June 30, 2003, respectively, have been shown net of their offsetting liability for financial statement presentation.

8. Intangible Assets:

     Goodwill:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142"). As a result of adopting SFAS 142, the Company no longer amortizes goodwill. Goodwill must be tested at least annually for impairment, including an initial test that was completed in connection with the adoption of SFAS 142. The test for impairment uses a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company did not incur any impairment charges in connection with the adoption of SFAS 142 or the annual impairment test performed on October 1, 2002, and does not believe that goodwill is impaired as of June 30, 2003. The annual impairment analysis will be completed on October 1 of each year.

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company's reporting units under SFAS 142 are U.S. Operations, Portfolio Management and International Operations. Portfolio Management does not have any goodwill. The U.S. Operations and International Operations had the following goodwill (amounts in thousands):

                                       December 31, 2002        June 30, 2003
                                       -----------------       --------------
     U.S. Operations                      $ 495,575              $ 496,080
     International Operations                30,209                 34,820
                                          ---------              ---------
     Total                                $ 525,784              $ 530,900
                                          =========              =========

The change in U.S. Operations' goodwill balance from December 31, 2002 to June 30, 2003 was due to adjustments to the purchase accounting for the Great Lakes and RevGro acquisitions (see note 4). The change in International Operations' goodwill balance from December 31, 2002 to June 30, 2003 was due to changes in the exchange rates used for the foreign currency translation.

     Other Intangible Assets:

The Company's adoption of SFAS 142 had no effect on its other intangible assets. Other intangible assets consist primarily of deferred financing costs and customer lists. The following represents the other intangible assets (amounts in thousands):

                                          December 31, 2002                    June 30, 2003
                                  ----------------------------------  ---------------------------------
                                  Gross Carrying      Accumulated     Gross Carrying     Accumulated
                                       Amount         Amortization        Amount         Amortization
                                  -----------------  ---------------  ----------------  ---------------
     Deferred financing costs         $ 12,422          $ 6,969          $ 12,464          $ 8,401
     Customer lists                                         357             8,761            1,228
                                         8,761
     Other intangible assets               900              688               900              754
                                      --------          -------          --------         --------
     Total                            $ 22,083          $ 8,014          $ 22,125         $ 10,383
                                      ========          =======          ========         ========

The Company recorded amortization expense for all other intangible assets of $687,000 and $1.2 million during the three months ended June 30, 2002 and 2003, respectively, and $1.4 million and $2.4 million during the six months ended June 30, 2002 and 2003, respectively. The following represents the Company's expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

      For the Years Ended           Estimated
          December 31,         Amortization Expense
     -----------------------  -----------------------
               2003                 $ 4,164
               2004                   3,275
               2005                   3,162
               2006                   2,115
               2007                   1,395

9. Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):


                                                          December 31, 2002         June 30, 2003
                                                          -----------------         -------------
     Credit facility                                         $ 193,180                $ 167,050
     Convertible notes                                         125,000                  125,000
     Securitized non recourse debt                              35,523                   34,312
     Other nonrecourse debt                                     17,632                   15,625
     Capital leases and other                                    2,935                    5,186
     Less current portion                                      (39,847)                 (26,133)
                                                             ---------                ---------
                                                             $ 334,423                $ 321,040
                                                             =========                =========

     Credit Facility:

On August 13, 2003, the Company amended its credit agreement with Citizens Bank of Pennsylvania, formerly Mellon Bank, N.A., ("Citizens Bank"), for itself and as administrative agent for other participating lenders. The amendment extended the maturity date from May 20, 2004 to March 15, 2006 (the "Maturity Date"). The amended credit facility is structured as a $150 million term loan and a $50 million revolving credit facility. The Company is required to make quarterly repayments of $6.3 million beginning on September 30, 2003, and continuing until the Maturity Date. The remaining balance outstanding under the term loan will become due on the Maturity Date. The balance under the revolving credit facility will become due on the Maturity Date.

At the option of NCO, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 0.75 percent to 1.25 percent, which is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Citizens Bank's prime rate was 4.00 percent at June 30, 2003), or the London InterBank Offered Rate ("LIBOR") plus a margin of 2.25 percent to 3.00 percent depending on the Company's consolidated funded debt to EBITDA ratio (LIBOR was 1.12 percent at June 30, 2003). The Company is charged a fee on the unused portion of the credit facility ranging from 0.38 percent to 0.50 percent depending on the Company's consolidated funded debt to EBITDA ratio.

Borrowings under the credit agreement are collateralized by substantially all the assets of the Company, including the common stock of NCO Portfolio that the Company owns, and its rights under the revolving credit agreement with NCO Portfolio (see note 17). The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of June 30, 2003, the Company was in compliance with all required covenants.

     Convertible Debt:

In April 2001, the Company completed the sale of $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes due 2006 ("Notes") in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are convertible into NCO common stock at an initial conversion price of $32.92 per share. The Company will be required to repay the $125.0 million of aggregate principal if the Notes are not converted prior to their maturity in April 2006. The Company used the $121.3 million of net proceeds from this offering to repay debt under its credit facility.

     Securitized Nonrecourse Debt:

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

     Securitized Nonrecourse Debt (continued):

The first securitized note was established in September 1998 through a special purpose finance subsidiary. This note carries a floating interest rate of LIBOR plus 0.65 percent per annum, and the final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. A $900,000 liquidity reserve is included in restricted cash as of December 31, 2002 and June 30, 2003, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $160,000 and $121,000 for the three months ended June 30, 2002 and 2003, respectively. Interest expense, trustee fees and guarantee fees aggregated $328,000 and $245,000 for the six months ended June 30, 2002 and 2003, respectively. As of December 31, 2002 and June 30, 2003, the amount outstanding on the facility was $15.4 million and $14.6 million, respectively. Pursuant to the Creditrust merger, the note issuer has been guaranteed against loss by NCO Portfolio for up to $4.5 million, which will be reduced if and when reserves and residual cash flows from another securitization, Creditrust SPV 98-2, LLC, are posted as additional collateral for this facility (see note 16).

The second securitized note was established in August 1999 through a special purpose finance subsidiary. This note carried interest at 9.43 percent per annum. This facility was repaid and retired in May 2002. Interest expense, trustee fees and guarantee fees aggregated $4,000 and $52,000 for the three and six months ended June 30, 2002, respectively.

The third securitized note was established in August 1999 through a special purpose finance subsidiary. This note carries interest at 15.00 percent per annum, with a final payment date of the earlier of December 2004, or satisfaction of the note from collections. Interest expense and trustee fees aggregated $832,000 and $748,000 for the three months ended June 30, 2002 and 2003, respectively. Interest expense and trustee fees aggregated $1.7 million and $1.5 million for the six months ended June 30, 2002 and 2003, respectively. As of December 31, 2002 and June 30, 2003, the amount outstanding on the facility was $20.1 million and $19.7 million, respectively.

     Other Nonrecourse Debt:

In August 2002, NCO Portfolio entered into a four-year exclusivity agreement with CFSC Capital Corp. XXXIV ("Cargill"). The agreement stipulates that all purchases of accounts receivable by NCO Portfolio with a purchase price in excess of $4 million must be first offered to Cargill for financing at its discretion. The agreement has no minimum or maximum credit authorization. NCO Portfolio may terminate the agreement at any time after two years for a cost of $125,000 per month for each month of the remaining two years, payable monthly. If Cargill chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate plus 3.25 percent (prime rate was 4.00 percent at June 30, 2003). Each borrowing is due two years after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional interest, Cargill will receive 40 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note and the initial investment by NCO Portfolio, including imputed interest. Borrowings under this financing agreement are nonrecourse to NCO Portfolio and NCO, except for the assets within the special purpose entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill financed portfolios, in addition to other remedies. As of June 30, 2003, NCO Portfolio was in compliance with all required covenants.

     Capital Leases:

The Company leases certain equipment under agreements that are classified as capital leases. The equipment leases have original terms ranging from 23 to 60 months and have purchase options at the end of the original lease term.

10. Earnings Per Share:

Basic earnings per share ("EPS") was computed by dividing the net income by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income by the weighted average number of common shares outstanding plus all common equivalent shares. Net income is adjusted to add-back convertible interest expense, net of taxes, if the convertible debt is dilutive. The convertible interest, net of taxes, included in the diluted EPS calculation was $920,000 for the three months ended June 30, 2002 and 2003, and $1.8 million for the six months ended June 30, 2002 and 2003. Outstanding options, warrants and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive.

The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):

                                          For the Three Months        For the Six Months Ended
                                              Ended June 30,                 June 30,
                                         -------------------------   --------------------------
                                             2002          2003          2002          2003
                                         ------------  -----------   ------------  ------------

     Basic                                  25,891       25,908         25,873        25,908
     Dilutive effect of convertible debt     3,797        3,797          3,797         3,797
     Dilutive effect of options                289           63            270            38
                                            ------       ------         ------        ------
     Diluted                                29,977       29,768         29,940        29,743
                                            ======       ======         ======        ======

11. Interest Rate Hedge:

As of June 30, 2003, the Company was party to two interest rate swap agreements, which qualified as cash flow hedges, to fix LIBOR at 2.8225 percent on an aggregate amount of $62.0 million of the variable-rate debt outstanding under the credit facility. The interest rate swap agreements mature in September 2003.

12. Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

                                                               For the Six Months Ended
                                                                       June 30,
                                                              ---------------------------
                                                                 2002           2003
                                                              -----------    ------------
     Noncash investing and financing activities:
         Deferred portion of purchased accounts receivable         $ 349         $ 2,383
         Warrants exercised                                          875              -

13. Commitments and Contingencies:

     Forward-Flow Agreement:

In May 2003, NCO Portfolio renewed a fixed price agreement ("forward-flow") with a major financial institution that obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. As of June 30, 2003, NCO Portfolio was obligated to purchase accounts receivable at a maximum of $2.5 million per month through May 2004. A portion of the purchase price is deferred for 24 months, including a nominal rate of interest. The deferred purchase price payable, included in long-term debt, as of December 31, 2002 and June 30, 2003, was $2.1 million and $4.3 million, respectively.

     Litigation:

The Company is party, from time to time, to various legal proceedings and regulatory investigations incidental to its business. The Company continually monitors these legal proceedings and regulatory investigations to determine the impact and any required accruals.

In June 2001, the first floor of the Company's Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. As previously reported, during the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, Pennsylvania. The Company filed a lawsuit in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. Due to the uncertainty of the outcome of the lawsuit, the Company recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001.

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

In the opinion of management, no other pending legal proceedings or regulatory investigations, individually or in the aggregate, will have a materially adverse effect on the financial position, results of operations, cash flows, or liquidity of the Company.

     Letters of Credit:

At June 30, 2003, the Company had unused letters of credit of $2.2 million.

14. Segment Reporting:

The Company's business consists of three operating divisions: U.S. Operations, Portfolio Management and International Operations. The accounting policies of the segments are the same as those described in note 2, "Accounting Policies."

U.S. Operations provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, utilities, education, telecommunications, and government. U.S. Operations serves clients of all sizes in local, regional and national markets. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, delivering cost-effective accounts receivable and customer relationship management solutions to all market sectors. U.S. Operations had total assets, net of any intercompany balances, of $748.3 million and $745.6 million at December 31, 2002 and June 30, 2003, respectively. U.S. Operations also provides accounts receivable management services to Portfolio Management. U.S. Operations recorded revenue of $8.1 million and $12.1 million for these services for the three months ended June 30, 2002 and 2003, respectively, and $16.4 million and $24.4 million for these services for the six months ended June 30, 2002 and 2003, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $167.8 million and $164.4 million at December 31, 2002 and June 30, 2003, respectively.

International Operations provides accounts receivable management services across Canada and the United Kingdom. International Operations had total assets, net of any intercompany balances, of $50.2 million and $61.9 million at December 31, 2002 and June 30, 2003, respectively. International Operations also provides accounts receivable management services to U.S. Operations. International Operations recorded revenue of $2.6 million and $6.8 million for these services for the three months ended June 30, 2002 and 2003, respectively, and $4.6 million and $12.5 million for these services for the six months ended June 30, 2002 and 2003, respectively.

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

                                               For the Three Months Ended June 30, 2002
                                                        (amounts in thousands)
                                      --------------------------------------------------------------
                                                      Payroll and       Selling,
                                                        Related       General and
                                       Revenue         Expenses      Admin. Expenses         EBITDA
                                      --------        -----------    ---------------        --------
U.S. Operations                       $ 159,737         $ 78,563       $  56,905            $ 24,269
Portfolio Management                     14,108              549           9,271               4,288
International Operations                 11,951            7,001           3,231               1,719
Eliminations                            (10,697)          (2,633)         (8,064)                  -
                                      ---------         --------       ---------            --------
Total                                 $ 175,099         $ 83,480       $  61,343            $ 30,276
                                      =========         ========       =========            ========


                                                    For the Three Months Ended June 30, 2003
                                                             (amounts in thousands)
                                      --------------------------------------------------------------
                                                      Payroll and       Selling,
                                                        Related       General and
                                       Revenue         Expenses      Admin. Expenses         EBITDA
                                      --------        -----------    ---------------        --------
U.S. Operations                       $ 172,011         $ 84,411       $  65,214            $ 22,386
Portfolio Management                     18,086              563          13,382               4,141
International Operations                 17,361           10,128           4,234               2,999
Eliminations                            (18,884)          (6,772)        (12,112)                  -
                                      ---------         --------       ---------            --------
Total                                 $ 188,574         $ 88,330       $  70,718            $ 29,526
                                      =========         ========       =========            ========

                                                For the Six Months Ended June 30, 2002
                                                             (amounts in thousands)
                                      --------------------------------------------------------------
                                                      Payroll and       Selling,
                                                        Related       General and
                                       Revenue         Expenses      Admin. Expenses         EBITDA
                                      --------        -----------    ---------------        --------
U.S. Operations                       $ 331,114         $160,251       $ 113,862            $ 57,001
Portfolio Management                     30,378            1,103          18,934              10,341
International Operations                 22,600           12,868           5,984               3,748
Eliminations                            (20,986)          (4,622)        (16,364)                  -
                                      ---------         --------       ---------            --------
Total                                 $ 363,106         $169,600       $ 122,416            $ 71,090
                                      =========         ========       =========            ========

                                                For the Six Months Ended June 30, 2003
                                                        (amounts in thousands)
                                      --------------------------------------------------------------
                                                      Payroll and       Selling,
                                                        Related       General and
                                       Revenue         Expenses      Admin. Expenses         EBITDA
                                      --------        -----------    ---------------        --------
U.S. Operations                       $ 345,116         $168,912       $ 129,601            $ 46,603
Portfolio Management                     36,318            1,043          26,503               8,772
International Operations                 33,115           19,212           7,991               5,912
Eliminations                            (36,958)         (12,539)        (24,419)                  -
                                      ---------         --------       ---------            --------
Total                                 $ 377,591         $176,628       $ 139,676            $ 61,287
                                      =========         ========       =========            ========

15. Net Loss Due to Flood and Relocation of Corporate Headquarters:

In June 2001, the first floor of the Company's Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. During the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, Pennsylvania. The Company has filed a lawsuit against the landlord of the Fort Washington facilities to terminate the leases. Due to the uncertainty of the outcome of the lawsuit, the Company has recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001. The Company has also recorded other expenses and expected insurance proceeds during the third quarter of 2001 in connection with the flood and the relocation of the corporate headquarters. The net effect of the charges and the gain from the insurance proceeds included in selling, general, and administrative expenses during the third quarter of 2001 was an expense of $11.2 million. During the first quarter of 2002, the Company received insurance proceeds in excess of its original estimate, which resulted in a gain of approximately $1.0 million. This gain was included in the Statement of Income in "other income (expense)" for the six months ended June 30, 2002.

16. Investments in Unconsolidated Subsidiaries:

NCO Portfolio owns a 100 percent retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC, which was acquired as part of the Creditrust merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. This securitization issued a nonrecourse note that is due the earlier of January 2004 or satisfaction of the note from collections, carries an interest rate of
8.61 percent, and had an outstanding balance of $2.4 million and $1.1 million as of December 31, 2002 and June 30, 2003, respectively. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid, plus a cash reserve. As of June 30, 2003, the investment in securitization was $7.5 million, composed of $4.2 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues noncash income at a rate of 8 percent per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid, after which, collections are split between income and amortization of the investment in securitization based on the discounted cash flows. No income was recorded for the three and six months ended June 30, 2003, as the income was offset by a temporary decline in market value. The Company recorded income of $47,000 and $75,000 on this investment during the three and six months ended June 30, 2002, respectively. The off-balance sheet cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received, after the securitization note has been repaid, have been pledged as collateral against another securitized note (see note 9). The Company performs collection services for Creditrust SPV 98-2, LLC and recorded service fee revenue of $445,000 and $379,000 for the three months ended June 30, 2002 and 2003, respectively, and $955,000 and $892,000 for the six months ended June 30, 2002 and 2003, respectively.

NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture"), with IMNV Holdings, LLC ("IMNV"). The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. Gains and losses are shared equally between NCO Portfolio and IMNV. Included in "other assets" on the Balance Sheets was NCO Portfolio's investment in the Joint Venture of $3.4 million and $4.2 million as of December 31, 2002 and June 30, 2003, respectively. Included in the Statements of Income, as "interest and investment income," for the three months ended June 30, 2002 and 2003, was $220,000 and $479,000, respectively, representing NCO Portfolio's 50 percent share of operating income from this unconsolidated subsidiary. Income of $303,000 and $952,000 was recorded from this unconsolidated subsidiary for the six months ended June 30, 2002 and 2003, respectively. The Company performs collection services for the Joint Venture and recorded service fee revenue of $1.2 million and $959,000 for the three months ended June 30, 2002 and 2003, respectively, and $2.2 million and $1.9 million for the six months ended June 30, 2002 and 2003, respectively. The Joint Venture has access to capital through CFSC Capital Corp. XXXIV ("Cargill Financial") who, at its option, lends 90 percent of the cost of the purchased accounts receivable to the Joint Venture. Borrowings carry interest at the prime rate plus 4.25 percent (prime rate was 4.00 percent as of June 30, 2003). Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and the Joint Venture's investment is returned, including interest. Thereafter, Cargill Financial is paid a residual of 50 percent of collections less servicing costs. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. The debt is cross-collateralized by all portfolios in which the lender participates, and is nonrecourse to NCO Portfolio and NCO. The following tables summarize the financial information of the Joint Venture (amounts in thousands):

                                                     As of
                                   -------------------------------------
                                   December 31, 2002      June 30, 2003
                                   -----------------     ---------------

          Total assets                       $ 11,638           $ 11,437
          Total liabilities                     4,944              2,941

                                  For the Six Months Ended
                                          June 30,
                                  --------------------------
                                     2002           2003
                                  ------------   -----------

     Revenue                          $ 4,192       $ 6,440
     Operating income                     606         1,903

17. Related Party Transactions:

The Company provides NCO Portfolio with a revolving line of credit with a borrowing capacity of $32.5 million as of June 30, 2003. The borrowing capacity is subject to reductions of $3.75 million during the third and fourth quarter of 2003. As of December 31, 2003 and until its maturity on March 15, 2006, the borrowing capacity will be $25 million. NCO Portfolio's borrowings bear interest at a rate equal to NCO's interest rate under its credit facility plus 1.00 percent. As of December 31, 2002 and June 30, 2003, there was $36.9 million and $26.3 million outstanding under the revolving line of credit, respectively.

Borrowings under the revolving line of credit are collateralized by certain assets of NCO Portfolio. The revolving credit agreement contains certain financial covenants such as maintaining funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of June 30, 2003, NCO Portfolio was in compliance with all required covenants.

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

     The Company's website is www.ncogroup.com. The Company makes available, free of charge, on its website, its Annual Report on Form 10-K, including all amendments. In addition, the Company will provide additional paper or electronic copies of its Annual Report on Form 10-K for 2002, as filed with the Securities and Exchange Commission, without charge except for exhibits to the report. Requests should be directed to: Steven L. Winokur, Executive Vice President of Finance, Chief Financial Officer, and Chief Operating Officer of Shared Services, NCO Group, Inc., 507 Prudential Rd., Horsham, PA 19044.

     The information on the website listed above, is not and should not be considered part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

     Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

     Revenue. Revenue increased $13.5 million, or 7.7 percent, to $188.6 million for the three months ended June 30, 2003, from $175.1 million for the comparable period in 2002. U.S. Operations, Portfolio Management and International Operations accounted for $172.0 million, $18.1 million and $17.4 million, respectively, of the revenue for the three months ended June 30, 2003. U.S. Operations' revenue included $12.1 million of intercompany revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. International Operations' revenue included $6.8 million of intercompany revenue earned on services performed for U.S. Operations that was eliminated upon consolidation.

     U.S. Operations' revenue increased $12.3 million, or 7.7 percent, to $172.0 million for the three months ended June 30, 2003, from $159.7 million for the comparable period in 2002. The increase in U.S. Operations' revenue was primarily attributable to the acquisitions of Great Lakes Collection Bureau, Inc.'s ("Great Lakes") collection operations in August 2002 and The Revenue Maximization Group ("RevGro") in December 2002. The increase was also attributable to an increase in fees from collection services performed for Portfolio Management. These additional fees from Portfolio Management included the fees from servicing the Great Lakes portfolio acquired by NCO Portfolio in August 2002. These increases were partially offset by a decrease in revenue recorded from a long-term collection contract. The method of recognizing revenue for this long-term collection contract defers certain revenues into future periods until collections exceed collection guarantees. During the three months ended June 30, 2003, U.S. Operations deferred $1.7 million of revenue, on a net basis, into future periods, but during the three months ended June 30, 2002, U.S. Operations recognized $2.4 million of previously deferred revenue, on a net basis. In addition, the increases in revenue were also partially offset by a further weakening of consumer payment patterns that began during the second half of 2002.

     Portfolio Management's revenue increased $4.0 million, or 28.2 percent, to $18.1 million for the three months ended June 30, 2003, from $14.1 million for the comparable period in 2002. Portfolio Management's collections increased $9.3 million, or 35.3 percent, to $35.6 million for the three months ended June 30, 2003, from $26.3 million for the comparable period in 2002. Portfolio Management's revenue represented 51 percent of collections for the three months ended June 30, 2003, as compared to 54 percent of collections for the same period in the prior year. Revenue increased due to the increase in collections from new purchases, including the Great Lakes portfolio. The effect of the increase in collections on revenue was partially offset by the decrease in revenue recognition rate. Revenue as a percentage of collections declined principally due to a number of factors including timing of collections and lower targeted returns on more recent portfolios due to the current economic environment.

     International Operations' revenue increased $5.4 million, or 45.3 percent, to $17.4 million for the three months ended June 30, 2003, from $12.0 million for the comparable period in 2002. The increase in International Operations' revenue was primarily attributable to new services provided for our U.S. Operations and favorable changes in the foreign currency exchange rates used to translate the International Operations' results of operations into U.S. dollars. In addition, a portion of the increase was attributable to the addition of new clients and growth in business from existing clients.

     Payroll and related expenses. Payroll and related expenses increased $4.8 million to $88.3 million for the three months ended June 30, 2003, from $83.5 million for the comparable period in 2002, but decreased as a percentage of revenue to 46.8 percent from 47.7 percent.

     U.S. Operations' payroll and related expenses increased $5.8 million to $84.4 million for the three months ended June 30, 2003, from $78.6 million for the comparable period in 2002, but decreased as a percentage of revenue to 49.1 percent from 49.2 percent. This decrease in the percentage of revenue was primarily attributable to the shift of more of the collection work to the attorney network and other third party service providers, and the rationalization of the collection staff. This shift was associated with the continuing efforts to maximize collections for clients, particularly as we approached the first reconciliation date of the long-term collection contract. The costs associated with the increase in the use of the attorney network and other third party service providers are included in selling, general and administrative expenses. A portion of this decrease as a percentage of revenue was offset by the $2.4 million of previously deferred revenue, on a net basis, from the long-term collection contract that was recognized during the three months ended June 30, 2002, as compared to the $1.7 million of additional deferred revenue, on a net basis, that was recorded during the three months ended June 30, 2003. Because the expenses associated with this revenue are expensed as incurred, the recognition of previously deferred revenue decreases the payroll and related expenses as a percentage of revenue and the deferral of additional revenue increases the payroll and related expenses as percentage of revenue.

     Portfolio Management's payroll and related expenses increased $14,000 to $563,000 for the three months ended June 30, 2003, from $549,000 for the comparable period in 2002, and decreased as a percentage of revenue to 3.1 percent from 3.9 percent. Portfolio Management outsources all of its collection services to U.S. Operations and, therefore, has a relatively small fixed payroll cost structure. However, the decrease in payroll and related expenses was principally due to Portfolio Management's legal recovery group being transferred to the U.S. Operations' attorney network during 2002.

     International Operations' payroll and related expenses increased $3.1 million to $10.1 million for the three months ended June 30, 2003, from $7.0 million for the comparable period in 2002, but decreased as a percentage of revenue to 58.3 percent from 58.6 percent. The decrease as a percentage of revenue was attributable to the continued focus on managing the amount of labor required to attain revenue goals.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $9.4 million to $70.7 million for the three months ended June 30, 2003, from $61.3 million for the comparable period in 2002, and increased as a percentage of revenue to 37.5 percent from 35.0 percent. This increase in the percentage of revenue was partially attributable to the shift of more of the collection work to the attorney network and other third party service providers. This shift was associated with the continuing efforts to maximize collections for clients, particularly as we approached the first reconciliation date of the long-term collection contract. A portion of this increase was also attributable to the $2.4 million of previously deferred revenue, on a net basis, from the long-term collection contract that was recognized during the three months ended June 30, 2002, as compared to the $1.7 million of additional deferred revenue, on a net basis, that was recorded during the three months ended June 30, 2003. Because the expenses associated with this revenue are expensed as incurred, the recognition of previously deferred revenue decreases the selling, general and administrative expenses as a percentage of revenue and the deferral of additional revenue increases the payroll and related expenses as percentage of revenue.

     Depreciation and amortization. Depreciation and amortization increased $1.5 million to $8.0 million for the three months ended June 30, 2003, from $6.5 million for the comparable period in 2002. This increase was the result of additional depreciation resulting from normal capital expenditures made in the ordinary course of business during 2002 and 2003. These capital expenditures included expenditures related to the relocation of our corporate headquarters, and predictive dialers and other equipment required to expand our infrastructure to handle future growth. The increase was also attributable to the amortization of the customer lists acquired in the Great Lakes and RevGro acquisitions.

     Other income (expense). Interest and investment income increased $2,000 to $789,000 for the three months ended June 30, 2003, from $787,000 for the comparable period in 2002. Interest expense increased to $5.9 million for the three months ended June 30, 2003, from $5.0 million for the comparable period in 2002. This increase was due to Portfolio Management's additional borrowings from CFSC Capital Corp. XXXIV to purchase accounts receivable, including the $20.6 million of borrowings to purchase Great Lakes' accounts receivable portfolios. This increase was partially offset by lower interest rates and lower principal balances as a result of debt repayments made in excess of borrowings against the credit facility during 2002 and 2003. Other income for the three months ended June 30, 2003, included $476,000 of income from our ownership interest in one of our insurance carriers that was sold. Other income for the three months ended June 30, 2002 and 2003, included $305,000 and $250,000, respectively, of income from a partial recoveries from a third parties of an environmental liability that was paid by us in 2002. The environmental liability was originally recorded during the first quarter of 2002 and was the result of contamination that allegedly occurred in the pre-acquisition operations of a company acquired by a subsidiary of Medaphis Services Corporation. We acquired Medaphis Services Corporation in November 1998. These operations that caused the environment liability were unrelated to the accounts receivable outsourcing business.

     Income tax expense. Income tax expense for the three months ended June 30, 2003, decreased to $6.5 million, or 37.9 percent of income before income tax expense, from $7.5 million, or 37.9 percent of income before income tax expense, for the comparable period in 2002.

     Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

     Revenue. Revenue increased $14.5 million, or 4.0 percent, to $377.6 million for the six months ended June 30, 2003, from $363.1 million for the comparable period in 2002. U.S. Operations, Portfolio Management and International Operations accounted for $345.1 million, $36.3 million and $33.1 million, respectively, of the revenue for the six months ended June 30, 2003. U.S. Operations' revenue included $24.4 million of intercompany revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. International Operations' revenue included $12.5 million of intercompany revenue earned on services performed for U.S. Operations that was eliminated upon consolidation.

     U.S. Operations' revenue increased $14.0 million, or 4.2 percent, to $345.1 million for the six months ended June 30, 2003, from $331.1 million for the comparable period in 2002. The increase in U.S. Operations' revenue was primarily attributable to the acquisitions of Great Lakes collection operations in August 2002 and RevGro in December 2002. The increase was also attributable to an increase in fees from collection services performed for Portfolio Management. These additional fees from Portfolio Management included the fees from servicing the Great Lakes portfolio acquired by NCO Portfolio in August 2002. These increases were partially offset by a decrease in revenue recorded from a long-term collection contract. The method of recognizing revenue for this long-term collection contract defers certain revenues into future periods until collections exceed collection guarantees. During the six months ended June 30, 2003, U.S. Operations deferred $2.7 million of revenue, on a net basis, into future periods, but during the six months ended June 30, 2002, U.S. Operations recognized $11.5 million of previously deferred revenue, on a net basis. In addition, the increases in revenue were also partially offset by a further weakening of consumer payment patterns that began during the second half of 2002.

     Portfolio Management's revenue increased $5.9 million, or 19.6 percent, to $36.3 million for the six months ended June 30, 2003, from $30.4 million for the comparable period in 2002. Portfolio Management's collections increased $18.7 million, or 34.9 percent, to $72.4 million for the six months ended June 30, 2003, from $53.7 million for the comparable period in 2002. Portfolio Management's revenue represented 50 percent of collections for the six months ended June 30, 2003, as compared to 57 percent of collections for the same period in the prior year. Revenue increased due to the increase in collections from new purchases, including the Great Lakes portfolio. The effect of the increase in collections on revenue was partially offset by the decrease in revenue recognition rate. Revenue as a percentage of collections declined principally due to a number of factors including timing of collections and lower targeted returns on more recent portfolios due to the current economic environment.

     International Operations' revenue increased $10.5 million, or 46.5 percent, to $33.1 million for the six months ended June 30, 2003, from $22.6 million for the comparable period in 2002. The increase in International Operations' revenue was primarily attributable to new services provided for our U.S. Operations and favorable changes in the foreign currency exchange rates used to translate the International Operations' results of operations into U.S. dollars. In addition, a portion of the increase was attributable to the addition of new clients and growth in business from existing clients.

     Payroll and related expenses. Payroll and related expenses increased $7.0 million to $176.6 million for the six months ended June 30, 2003, from $169.6 million for the comparable period in 2002, and increased as a percentage of revenue to 46.8 percent from 46.7 percent.

     U.S. Operations' payroll and related expenses increased $8.6 million to $168.9 million for the six months ended June 30, 2003, from $160.3 million for the comparable period in 2002, and increased as a percentage of revenue to 48.9 percent from 48.4 percent. The increase in the percentage of revenue was primarily attributable to the $11.5 million of previously deferred revenue, on a net basis, from the long-term collection contract that was recognized during the six months ended June 30, 2002, as compared to the $2.7 million of additional deferred revenue, on a net basis, that was recorded during the six months ended June 30, 2003. Since the expenses associated with this revenue are expensed as incurred, the recognition of previously deferred revenue decreases the payroll and related expenses as a percentage of revenue and the deferral of additional revenue increases the payroll and related expenses as percentage of revenue. The increase in the percentage of revenue was partially offset by the shift of more of the collection work to the attorney network and other third party service providers, and the rationalization of the collection staff. This shift was associated with the continuing efforts to maximize collections for clients, particularly as we approached the first reconciliation date of the long-term collection contract. The costs associated with the increase in the use of the attorney network and other third party service providers are included in selling, general and administrative expenses.

     Portfolio Management's payroll and related expenses decreased $60,000 to $1.0 million for the six months ended June 30, 2003, from $1.1 million for the comparable period in 2002, and decreased as a percentage of revenue to 2.9 percent from 3.6 percent. Portfolio Management outsources all of its collection services to U.S. Operations and, therefore, has a relatively small fixed payroll cost structure. The decrease in payroll and related expenses was principally due to Portfolio Management's legal recovery group being transferred to the U.S. Operations' attorney network during 2002.

     International Operations' payroll and related expenses increased $6.3 million to $19.2 million for the six months ended June 30, 2003, from $12.9 million for the comparable period in 2002, and increased as a percentage of revenue to 58.0 percent from 56.9 percent. The increase as a percentage of revenue was attributable to an increase in outsourcing services because those services typically have a higher payroll cost structure than the remainder of International Operations' business. However, it is important to note that the outsourcing services business is not necessarily less profitable because the higher payroll costs are generally offset by a lower selling, general and administrative cost structure. A portion of this increase was offset by the effects from the continued focus on managing the amount of labor required to attain revenue goals.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $17.3 million to $139.7 million for the six months ended June 30, 2003, from $122.4 million for the comparable period in 2002, and increased as a percentage of revenue to 37.0 percent from 33.7 percent. The increase in the percentage of revenue was partially attributable to the $11.5 million of previously deferred revenue, on a net basis, from the long-term collection contract that was recognized during the six months ended June 30, 2002, as compared to the $2.7 million of additional deferred revenue, on a net basis, that was recorded during the six months ended June 30, 2003. Because the expenses associated with this revenue are expensed as incurred, the recognition of previously deferred revenue decreases the selling, general and administrative expenses as a percentage of revenue and the deferral of additional revenue increases the payroll and related expenses as percentage of revenue. A portion of the increase in the percentage of revenue was attributable to the shift of more of the collection work to the attorney network and other third party service providers. This shift was associated with the continuing efforts to maximize collections for clients, particularly as we approached the first reconciliation date of the long-term collection contract.

     Depreciation and amortization. Depreciation and amortization increased $3.2 million to $15.9 million for the six months ended June 30, 2003, from $12.7 million for the comparable period in 2002. This increase was the result of additional depreciation resulting from normal capital expenditures made in the ordinary course of business during 2002 and 2003. These capital expenditures included expenditures related to the relocation of our corporate headquarters, and predictive dialers and other equipment required to expand our infrastructure to handle future growth. The increase was also attributable to the amortization of the customer lists acquired in the Great Lakes and RevGro acquisitions.

     Other income (expense). Interest and investment income increased $171,000 to $1.6 million for the six months ended June 30, 2003, from $1.5 million for the comparable period in 2002. This increase was primarily attributable to an increase in earnings from NCO Portfolio's investment in a joint venture that purchases utility, medical and various other small balance accounts receivable. Interest expense increased to $11.7 million for the six months ended June 30, 2003, from $9.9 million for the comparable period in 2002. This increase was due to Portfolio Management's additional borrowings from CFSC Capital Corp. XXXIV to purchase accounts receivable, including the $20.6 million of borrowings to purchase Great Lakes' accounts receivable portfolios. This increase was partially offset by lower interest rates and lower principal balances as a result of debt repayments made in excess of borrowings against the credit facility during 2002 and 2003. Other income (expense) for the six months ended June 30, 2003, included $476,000 of income from our ownership interest in one of our insurance carriers that was sold. Other expense for the six months ended June 30, 2002, included an expense of $1.3 million from the estimated settlement of an environmental liability, net of a $305,000 recovery from a third party. Other income for the six months ended June 30, 2003, included $250,000 of income from a partial recovery from a third party of an environmental liability that was paid by us. The environmental liability was originally recorded during the first quarter of 2002 and was the result of contamination that allegedly occurred in the pre-acquisition operations of a company acquired by a subsidiary of Medaphis Services Corporation. We acquired Medaphis Services Corporation in November 1998. The operations that caused the environment liability were unrelated to the accounts receivable outsourcing business. Other expense for the six months ended June 30, 2002, also included a $1.0 million insurance gain that resulted from the settlement of the insurance claim related to the June 2001 flood of the Fort Washington facilities. The insurance gain was principally due to greater than estimated insurance proceeds.

     Income tax expense. Income tax expense for the six months ended June 30, 2003, decreased to $13.7 million, or 37.9 percent of income before income tax expense, from $18.8 million, or 37.9 percent of income before income tax expense, for the comparable period in 2002.

     Liquidity and Capital Resources

     Historically, our primary sources of cash have been bank borrowings, equity and debt offerings, and cash flows from operations. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

     Cash Flows from Operating Activities. Cash provided by operating activities was $35.7 million for the six months ended June 30, 2003, as compared to $27.4 million for the same period in 2002. The increase in cash provided by operations was primarily attributable to a $2.2 million decrease in accounts payable and accrued expenses as compared to a $11.2 million decrease for the same period in the prior year. The decrease in 2002 was primarily attributable to the payment of certain accruals made in connection with the $23.8 million of one-time charges incurred during the second and third quarter of 2001. The increase in cash provided by operations was also attributable to a $6.0 million deposit made in the first quarter of 2002 in connection with a long-term collection contract. This deposit was returned in July 2003. A portion of the increases in cash provided by operations was offset by increases in other assets, deferred income taxes and accounts receivable.

     Cash Flows from Investing Activities. Cash used in investing activities was $2.3 million for the six months ended June 30, 2003, compared to cash used in investing activities of $7.9 million for the same period in 2002. Cash purchases of accounts receivable for the six months ended June 30, 2003 were $29.2 million as compared to $16.8 million for the comparable period in 2002, and collections applied to principal of purchased accounts receivable were $36.9 million as compared to $24.0 million. Purchases of property and equipment were $10.2 million for the six months ended June 30, 2003, compared to $18.1 million for the same period in 2002. The additional purchases of property and equipment for the six months ended June 30, 2002 was primarily attributable to the relocation of our corporate headquarters to Horsham, Penssylvania.

     Cash Flows from Financing Activities. Cash used in financing activities was $29.8 million for the six months ended June 30, 2003, compared to cash used in financing activities of $24.9 million for the same period in 2002. The cash used in financing activities during the six months ended June 30, 2003, resulted from repayments of borrowings under our credit facility, nonrecourse debt used to purchase large accounts receivable portfolios, and securitized debt assumed as part of the Creditrust merger. These repayments were partially offset by the $10.6 million borrowed from CFSC Capital Corp. XXXIV to purchase accounts receivable. The cash used in financing activities during the six months ended June 30, 2002, resulted from repayments of borrowings under our credit facility and repayments of securitized debt assumed as part of the Creditrust merger.

     Credit Facility. On August 13, 2003, we amended our credit agreement with Citizens Bank of Pennsylvania, formerly Mellon Bank, N.A., ("Citizens Bank"), for itself and as administrative agent for other participating lenders. The amendment extended the maturity date from May 20, 2004 to March 15, 2006 (the "Maturity Date"). The amended credit facility is structured as a $150 million term loan and a $50 million revolving credit facility. We are required to make quarterly repayments of $6.3 million beginning on September 30, 2003, and continuing until the Maturity Date. The remaining balance outstanding under the term loan will become due on the Maturity Date. The balance under the revolving credit facility will become due on the Maturity Date.

     At our option, the borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin of 0.75 percent to 1.25 percent, which is determined quarterly based upon our consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Citizens Bank's prime rate was 4.00 percent at June 30, 2003), or the London InterBank Offered Rate ("LIBOR") plus a margin of 2.25 percent to 3.00 percent depending on our consolidated funded debt to EBITDA ratio (LIBOR was 1.12 percent at June 30, 2003). We are charged a fee on the unused portion of the credit facility ranging from 0.38 percent to 0.50 percent depending on our consolidated funded debt to EBITDA ratio. We are currently exploring potential risk management strategies that may include the use of derivatives such as interest rate swap agreements to manage the exposure to changes in LIBOR.

     Borrowings under the credit agreement are collateralized by substantially all of our assets, including the common stock of NCO Portfolio that we own, and our rights under the revolving credit agreement with NCO Portfolio (see note
17). The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of June 30, 2003, we were in compliance with all required covenants.

     During February 2002, we entered into two interest rate swap agreements, which qualified as cash flow hedges, to fix LIBOR at 2.8225 percent on an original aggregate amount of $102 million of the variable-rate debt outstanding under the credit facility. The aggregate notional amount of the interest rate swap agreements is subject to quarterly reductions that will reduce the aggregate notional amount to $62 million by maturity in September 2003. As of June 30, 2003, a notional amount of $62.0 million was covered by the interest rate swap agreements.

     Convertible Notes. In April 2001 we completed the sale of $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes due 2006 ("Notes") in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are convertible into our common stock at an initial conversion price of $32.92 per share and are payable in April 2006. We used the $121.3 million of net proceeds from this offering to repay debt under our credit facility.

     Other Nonrecourse Debt. In August 2002, NCO Portfolio entered into a four-year exclusivity agreement with CFSC Capital Corp. XXXIV ("Cargill"). The agreement stipulates that all purchases of accounts receivable by NCO Portfolio with a purchase price in excess of $4 million must be first offered to Cargill for financing at its discretion. The agreement has no minimum or maximum credit authorization. NCO Portfolio may terminate the agreement at any time after two years for a cost of $125,000 per month for each month of the remaining two years, payable monthly. If Cargill chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate plus 3.25 percent (prime rate was 4.00 percent at June 30, 2003). Each borrowing is due two years after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional interest, Cargill will receive 40 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note and the initial investment by NCO Portfolio, including imputed interest. Borrowings under this financing agreement are nonrecourse to NCO Portfolio and NCO, except for the assets within the special purpose entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill financed portfolios, in addition to other remedies. As of June 30, 2003, NCO Portfolio was in compliance with all required covenants.

     Off-Balance Sheet Arrangements

     NCO Portfolio owns a 100 percent retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC, which was acquired as part of the Creditrust merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. This securitization issued a nonrecourse note that is due the earlier of January 2004 or satisfaction of the note from collections, carries an interest rate of 8.61 percent, and had an outstanding balance of $2.4 million and $1.1 million as of December 31, 2002 and June 30, 2003, respectively. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid, plus a cash reserve. As of June 30, 2003, the investment in securitization was $7.5 million, composed of $4.2 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues noncash income at a rate of 8 percent per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid, after which, collections are split between income and amortization of the investment in securitization based on the discounted cash flows. No income was recorded for the three and six months ended June 30, 2003, as the income was offset by a temporary decline in market value. We recorded income of $47,000 and $75,000 on this investment during the three and six months ended June 30, 2002, respectively. The off-balance sheet cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received, after the securitization note has been repaid, have been pledged as collateral against another securitized note.

     NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture"), with IMNV Holdings, LLC ("IMNV"). The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. Gains and losses are shared equally between NCO Portfolio and IMNV. Included in "other assets" on the Balance Sheets was NCO Portfolio's investment in the Joint Venture of $3.4 million and $4.2 million as of December 31, 2002 and June 30, 2003, respectively. Included in the Statements of Income, as "interest and investment income," for the three months ended June 30, 2002 and 2003, was $220,000 and $479,000, respectively, representing NCO Portfolio's 50 percent share of operating income from this unconsolidated subsidiary. Income of $303,000 and $952,000 was recorded from this unconsolidated subsidiary for the six months ended June 30, 2002 and 2003, respectively. The Joint Venture has access to capital through CFSC Capital Corp. XXXIV ("Cargill Financial") who, at its option, lends 90 percent of the cost of the purchased accounts receivable to the Joint Venture. Borrowings carry interest at the prime rate plus 4.25 percent (prime rate was 4.00 percent as of June 30, 2003). Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and the Joint Venture's investment is returned, including interest. Thereafter, Cargill Financial is paid a residual of 50 percent of collections less servicing costs. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. The debt is cross-collateralized by all portfolios in which the lender participates, and is nonrecourse to NCO Portfolio and NCO.

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

     Critical Accounting Policies

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations: revenue recognition for a long-term collection contract and purchased accounts receivable, goodwill, bad debts, and deferred taxes. These and other critical accounting policies are described in note 2 to these financial statements, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 2 to our 2002 financial statements contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

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

     Effective January 1, 2003, we adopted FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures required by guarantors in their interim and annual financial statements. FIN 45 also requires a guarantor to recognize a liability at the date of inception for the fair value of the obligation it assumes under the guarantee. The disclosure requirements were effective for periods ending after December 15, 2002. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We have several guarantee arrangements for which a liability has not been recognized as all such guarantees were issued prior to December 31, 2002. Accordingly, the adoption of FIN 45 did not have a material impact on our consolidated financial position, consolidated results of operations, or liquidity.

     In January 2003, FASB issued Interpretation No. 46 ("FIN" 46), "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 defines variable interest entities and requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The disclosure requirements are effective for periods ending after December 15, 2002. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. Effective December 31, 2002, we adopted the disclosure requirements of FIN 46, and do not believe the adoption of the consolidation requirements of FIN 46 will have a material impact on our financial position and results of operations.

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

     Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4 Controls and Procedures

     The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

     The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Controls occurred during the quarter that have materially affected or which are reasonably likely to materially affect Internal Controls. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

Part II.  Other Information


Item 1.  Legal Proceedings

         In June 2001, the first floor of the Company's Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. As previously reported, during the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, Pennsylvania. The Company filed a lawsuit in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. Due to the uncertainty of the outcome of the lawsuit, the Company recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001.

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

     None - not applicable

Item 3.  Defaults Upon Senior Securities

     None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders

         The Annual Meeting of Shareholders of the Company was held on May 19, 2003. At the Annual Meeting, the shareholders elected Michael J. Barrist and Leo J. Pound as directors to serve for a term of three years as described below:

                                            Number of Votes
                                            ---------------

                                                                Withhold
     Name                            For                        Authority
     ----                            ---                        ---------

     Michael J. Barrist            17,592,714                   7,105,726
     Leo J. Pound                  23,710,062                     988,378

         In addition, the terms of the following directors continued after the Annual Meeting: William C. Dunkelberg, Ph.D., Eric S. Siegel, Charles C. Piola, Jr. and Allen F. Wise.

         At the Annual Meeting, the shareholders also approved the amendments to the 1996 Stock Option Plan as follows:

           For             Against          Abstain           Broker Non-Vote
           ---             -------          -------           ---------------

         20,939,743       3,734,442         24,255                  0

Item 5.  Other Information

     None - not applicable

Item 6.  Exhibits and Reports on Form 8-K

    (a)      Exhibits

             31.1     Certification of Chief Executive Officer

             31.2     Certification of Chief Financial Officer

             32.1     Section 1350 Certification

             99.1     Consolidating Schedule

     (b) Reports on Form 8-K

         Date of Filing   Item Reported

         5/9/03           Item 7 and Item 9 - Press release from the earnings
                                              release for the first quarter
                                              of 2003

         5/13/03          Item 7 and Item 9 - Press release and conference call
                                              transcript from the earnings
                                              release for the first quarter of
                                              2003

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 14, 2003       By:  /s/ Michael J. Barrist
                                    ----------------------
                                    Michael J. Barrist
                                    Chairman of the Board, President
                                    and Chief Executive Officer
                                    (principal executive officer)



Date:    August 14, 2003       By:  /s/ Steven L. Winokur
                                    ---------------------
                                    Steven L. Winokur
                                    Executive Vice President of Finance,
                                    Chief Financial Officer, Chief Operating
                                    Officer of Shared Services and Treasurer
                                    (principal financial and
                                    accounting officer)