Form 10-Q
period 2003-09-30
NCO GROUP INC
filed 2003-11-14
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2003, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to

--------------------------------------------------------------------------------

                         COMMISSION FILE NUMBER 0-21639
--------------------------------------------------------------------------------

                                 NCO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                 23-2858652
--------------------------------------------------------------------------------
 (State or other jurisdiction of           (IRS Employer Identification Number)
  incorporation or organization)

                507 Prudential Road, Horsham, Pennsylvania 19044
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  215-441-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ----    ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes   X   No
                                               ------    ------

         The number of shares outstanding of each of the issuer's classes of common stock as of November 13, 2003 was: 25,980,000 shares of common stock, no par value.

                                 NCO GROUP, INC.
                                      INDEX
                                                                           PAGE

PART I - FINANCIAL INFORMATION

     Item 1   FINANCIAL STATEMENTS (Unaudited)

              Condensed Consolidated Balance Sheets -
                  December 31, 2002 and September 30, 2003                    1

              Condensed Consolidated Statements of Income -
                  Three and nine months ended September 30, 2002 and 2003     2

              Condensed Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2002 and 2003               3

              Notes to Condensed Consolidated Financial Statements            4

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                23

     Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                            32

     Item 4   CONTROLS AND PROCEDURES                                        32

PART II - OTHER INFORMATION                                                  33

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Shareholders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures                                                              35

Part 1 - Financial Information
Item 1 - Financial Statements

                                 NCO GROUP, INC.
                      Condensed Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                                        September 30,
                                                                                  December 31,               2003
                                               ASSETS                                 2002               (Unaudited)
                                                                                   ---------              ---------
Current assets:
     Cash and cash equivalents                                                     $  25,159              $  44,027
     Restricted cash                                                                     900                    900
     Accounts receivable, trade, net of allowance for
          doubtful accounts of $7,285 and $6,233, respectively                        86,857                 86,076
     Purchased accounts receivable, current portion                                   60,693                 54,852
     Deferred income taxes                                                            16,389                 14,802
     Bonus receivable, current portion                                                15,584                  5,488
     Prepaid expenses and other current assets                                         9,644                 16,189
                                                                                   ---------              ---------
          Total current assets                                                       215,226                222,334

Funds held on behalf of clients

Property and equipment, net                                                           79,603                 75,445

Other assets:
     Goodwill                                                                        525,784                531,666
     Other intangibles, net of accumulated amortization                               14,069                 13,384
     Purchased accounts receivable, net of current portion                            91,755                 86,729
     Bonus receivable, net of current portion                                            408                    138
     Other assets                                                                     39,436                 37,062
                                                                                   ---------              ---------
           Total other assets                                                        671,452                668,979
                                                                                   ---------              ---------
Total assets                                                                       $ 966,281              $ 966,758
                                                                                   =========              =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                               $  40,678              $  46,802
     Income taxes payable                                                              2,222                  5,144
     Accounts payable                                                                  8,285                  6,013
     Accrued expenses                                                                 30,595                 31,336
     Accrued compensation and related expenses                                        15,374                 16,175
     Deferred revenue, current portion                                                12,088                 14,272
                                                                                   ---------              ---------
          Total current liabilities                                                  109,242                119,742

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                          334,423                274,687
     Deferred revenue, net of current portion                                         11,678                 13,262
     Deferred income taxes                                                            48,605                 53,365
     Other long-term liabilities                                                       2,144                  2,655

Minority interest                                                                     24,427                 26,046

Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized,
         no shares issued and outstanding                                               --                     --
     Common stock,  no par value, 50,000 shares authorized,
         25,908 and 25,974 shares issued and outstanding, respectively               321,824                323,216
     Other comprehensive (loss) income                                                (3,876)                 3,779
     Retained earnings                                                               117,814                150,006
                                                                                   ---------              ---------
           Total shareholders' equity                                                435,762                477,001
                                                                                   ---------              ---------
Total liabilities and shareholders' equity                                         $ 966,281              $ 966,758
                                                                                   =========              =========

                            See accompanying notes.

                                 NCO GROUP, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                               For the Three Months                  For the Nine Months
                                                                Ended September 30,                   Ended September 30,
                                                           ----------------------------          ----------------------------
                                                              2002               2003               2002               2003
                                                           ---------          ---------          ---------          ---------
Revenue                                                    $ 168,119          $ 188,619          $ 531,225          $ 566,210

Operating costs and expenses:
     Payroll and related expenses                             81,869             87,878            251,469            264,506
     Selling, general, and administrative expenses            63,211             70,623            185,627            210,299
     Depreciation and amortization expense                     7,031              7,851             19,778             23,746
                                                           ---------          ---------          ---------          ---------
          Total operating costs and expenses                 152,111            166,352            456,874            498,551
                                                           ---------          ---------          ---------          ---------
Income from operations                                        16,008             22,267             74,351             67,659

Other income (expense):
     Interest and investment income                              690              1,327              2,144              2,952
     Interest expense                                         (5,296)            (5,586)           (15,245)           (17,267)
     Other income (expense)                                     --                  402               (290)             1,128
                                                           ---------          ---------          ---------          ---------
          Total other income (expense)                        (4,606)            (3,857)           (13,391)           (13,187)
                                                           ---------          ---------          ---------          ---------
Income before income tax expense                              11,402             18,410             60,960             54,472

Income tax expense                                             4,316              6,978             23,113             20,661
                                                           ---------          ---------          ---------          ---------
Income before minority interest                                7,086             11,432             37,847             33,811

Minority interest                                               (887)              (709)            (2,492)            (1,619)
                                                           ---------          ---------          ---------          ---------

Net income                                                 $   6,199          $  10,723          $  35,355          $  32,192
                                                           =========          =========          =========          =========

Net income per share:
     Basic                                                 $    0.24          $    0.41          $    1.37          $    1.24
     Diluted                                               $    0.24          $    0.39          $    1.28          $    1.17

Weighted average shares outstanding:
     Basic                                                    25,908             25,941             25,884             25,919
     Diluted                                                  29,721             29,947             29,867             29,811

                            See accompanying notes.

                                 NCO GROUP, INC
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                         For the Nine Months
                                                                                          Ended September 30,
                                                                                    ------------------------------
                                                                                      2002                  2003
                                                                                    --------              --------
Cash flows from operating activities:
  Net income                                                                        $ 35,355              $ 32,192
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                                    17,561                20,257
      Amortization of intangibles                                                      2,217                 3,489
      Provision for doubtful accounts                                                  6,943                 2,841
      Impairment of purchased accounts receivable                                      1,629                 1,198
      Gain on insurance proceeds from property and equipment                            (847)                 --
      Loss on disposal of fixed assets                                                  --                     339
      Equity income on investment in joint venture                                      (375)               (1,667)
      Other income                                                                      --                    (652)
      Minority interest                                                                2,493                 1,618
      Changes in operating assets and liabilities, net of acquisitions:
          Restricted cash                                                                225                  --
          Accounts receivable, trade                                                     565                (1,959)
          Deferred income taxes                                                       10,758                 6,275
          Bonus receivable                                                            (9,518)               10,366
          Other assets                                                                 4,508                (2,224)
          Accounts payable and accrued expenses                                       (6,970)                  688
          Income taxes payable                                                          (482)                2,970
          Deferred revenue                                                            (6,397)                3,768
          Other long-term liabilities                                                 (1,556)                  (89)
                                                                                    --------              --------
             Net cash provided by operating activities                                56,109                79,410

Cash flows from investing activities:
  Purchases of accounts receivable                                                   (50,175)              (41,179)
  Collections applied to principal of purchased accounts receivable                   38,161                55,316
  Purchase price adjustment applied to principal of
    purchased accounts receivable                                                      3,197                  --
  Purchases of property and equipment                                                (23,841)              (14,037)
  Net (investment in) distribution from joint venture                                   --                     935
  Proceeds from notes receivable                                                       1,000                   116
  Insurance proceeds from involuntary conversion of
    property and equipment                                                             2,633                  --
  Net cash paid for acquisitions and related costs                                   (10,862)                 --
                                                                                    --------              --------
             Net cash (used in) provided by investing activities                     (39,887)                1,151

Cash flows from financing activities:
  Repayment of notes payable                                                         (11,566)              (22,385)
  Borrowings under notes payable                                                      20,610                10,640
  Borrowings under revolving credit agreement                                         10,870                 1,000
  Repayment of borrowings under revolving credit agreement                           (37,620)              (50,430)
  Payment of fees to acquire debt                                                       (338)               (2,804)
  Issuance of common stock, net                                                          756                 1,261
                                                                                    --------              --------
             Net cash used in financing activities                                   (17,288)              (62,718)

Effect of exchange rate on cash                                                          257                 1,025
                                                                                    --------              --------

Net  (decrease) increase in cash and cash equivalents                                   (809)               18,868

Cash and cash equivalents at beginning of the period                                  32,161                25,159
                                                                                    --------              --------

Cash and cash equivalents at end of the period                                      $ 31,352              $ 44,027
                                                                                    ========              ========

                            See accompanying notes.

                                 NCO GROUP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   Nature of Operations:

NCO Group, Inc. (the "Company" or "NCO") is a leading provider of accounts receivable management and collection services. The Company also owns 63 percent of NCO Portfolio Management, Inc. ("NCO Portfolio"), a separate public company that purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer-oriented companies. The Company's client base includes companies in the financial services, healthcare, retail and commercial, utilities, education, telecommunications, and government sectors. These clients are primarily located throughout the United States of America, Canada, the United Kingdom, and Puerto Rico.

2.   Accounting Policies:

     Interim Financial Information:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the three-month and nine-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on March 14, 2003.

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

Long-Term Collection Contract:

The Company has a long-term collection contract with a large client to provide collection services. The Company receives a base service fee based on collections. The Company also earns a bonus if collections are in excess of the collection amounts guaranteed by the Company before the specified measurement dates. The Company is required to pay the client if collections do not reach the guaranteed level by specified measurement dates; however, the Company is entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections. Specified measurement dates occur on May 31, 2004 and May 31, 2005. The specified measurement date is determined based on when the receivables are placed with the Company, and all receivables placed with a particular measurement date are referred to collectively as a tranche.

In accordance with the provision of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company defers all of the base service fees until the collections exceed the collection guarantees. At the end of each reporting period, the Company compares actual collections for each tranche to the guaranteed collections for that tranche to determine if the Company is in a net bonus or penalty position. The Company also projects the position as of the specified measurement date. Based on the results of this comparison, the Company may accrue additional penalties as a contingent liability.

Effective for placements of accounts beginning on January 1, 2004, the long-term collection contract was not renewed, and the relationship with the client is expected to transition to a traditional contingency collection relationship. The Company expects to retain the majority of the client's business, and with the increased placements of accounts, management believes that the new relationship will offer the Company the same earnings opportunity as the previous relationship without the need to defer substantial amounts of revenue into future periods. Collections attributable to placements of accounts made prior to January 1, 2004 will continue to be accounted for using the current accounting method.

Although the Company expects to continue to generate additional collections, in the unlikely event that the Company does not generate any additional collections from September 30, 2003 through May 31, 2005, the Company's maximum exposure on placements received through September 30, 2003, would be $13.6 million and $72.8 million on May 31, 2004 and May 31, 2005, respectively.

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

To the extent actual collections differ from estimated projections, the Company prospectively adjusts the IRR. If the carrying value of a particular portfolio exceeds its expected future collections, a charge to income would be recognized in the amount of such impairment. Additional impairments on each quarter's previously impaired portfolios may occur if the current estimated future cash flow projection, after being adjusted prospectively for actual collection results, is less than the current carrying value recorded. After the impairment of a portfolio, all collections are recorded as a return of capital, and no income is recorded on that portfolio until the full carrying value of the portfolio has been recovered. Once the full cost of the carrying value has been recovered, all collections will be recorded as revenue. The estimated IRR for each portfolio is based on estimates of future collections, and actual collections will vary from current estimates. The difference could be material.

     Credit Policy:

The Company has two types of arrangements under which it collects its contingent fee revenue. For certain clients, the Company remits funds collected on behalf of the client net of the related contingent fees, while for other clients, the Company remits gross funds collected on behalf of clients and bills the client separately for its contingent fees.

Management carefully monitors its client relationships in order to minimize the Company's credit risk, and maintains a reserve for potential collection losses when such losses are deemed to be probable. The Company generally does not require collateral and it does not charge finance fees on outstanding trade receivables. In many cases, in the event of collection delays from clients, management may, at its discretion, change from the gross remittance method to the net remittance method. Trade accounts receivable are written off to the allowance for doubtful accounts when collection appears highly unlikely.

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

The investment in securitization is included in other assets and represents the residual interest in a securitized pool of purchased accounts receivable acquired in connection with the merger of Creditrust Corporation ("Creditrust") into NCO Portfolio in February 2001. The investment in securitization accrues interest at an internal rate of return that is estimated based on the expected monthly collections over the estimated economic life of the investment (approximately five years). Cost approximated fair value of this investment as of December 31, 2002 and September 30, 2003 (see note 16).

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

                                                       For the Three Months                 For the Nine Months Ended
                                                         Ended September 30,                       September 30,
                                                   -----------------------------          ------------------------------
                                                      2002                2003                2002                2003
                                                   ---------          ----------          ----------          ----------
Net income - as reported                           $   6,199          $   10,723          $   35,355          $   32,192
Pro forma compensation cost, net of taxes              1,354               1,028               4,062               3,083
                                                   ---------          ----------          ----------          ----------

Net income - pro forma                             $   4,845          $    9,695          $   31,293          $   29,109
                                                   =========          ==========          ==========          ==========

Net income per share - as reported:
    Basic                                          $    0.24          $     0.41          $     1.37          $     1.24
    Diluted                                        $    0.24          $     0.39          $     1.28          $     1.17

Net income per share - pro forma:
    Basic                                          $    0.19          $     0.37          $     1.21          $     1.12
    Diluted                                        $    0.19          $     0.35          $     1.14          $     1.07

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

In the ordinary course of accounting for purchased accounts receivable, estimates are made by management as to the amount and timing of future cash flows expected from each portfolio. The estimated future cash flow of each portfolio is used to compute the IRR for the portfolio and any impairment. The IRR is used to allocate collections between revenue and principal reduction of the carrying values of the purchased accounts receivable.

On an ongoing basis, the Company compares the historical trends of each portfolio to projected collections. Future projected collections are then increased within preset limits or decreased based on the actual cumulative performance of each portfolio. Management reviews each portfolio's adjusted projected collections to determine if further upward or downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its best efforts to improve the collections of under-performing portfolios. On newly acquired portfolios, additional reviews are made to determine if the estimated collections at the time of purchase require upward or downward adjustment due to unusual collection patterns in the early months of ownership. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period (see note 6).

During the three months ended September 30, 2003, the Company adjusted the remaining future collections on several portfolios that had account sale proceeds. The change was made to more accurately reflect the remaining future collections related to sold accounts from within these portfolios. The effect was to increase net income for the three months ended September 30, 2003, by $344,000, and diluted earnings per share by $0.01.

     Reclassifications:

Certain amounts as of December 31, 2002 and for the nine months ended September 30, 2002 have been reclassified for comparative purposes.

3.   Restated Financial Statements:

On February 6, 2003, the Company's independent auditors informed the Company that, based on their further internal review and consultation, they no longer considered the methodology for revenue recognition for a long-term collection contract appropriate under revenue recognition guidelines. Previously, revenue under the contract was recorded based upon the collection of funds on behalf of clients at the anticipated average fee over the life of the contract. Further review by the Company with its independent auditors led the Company to conclude that it should change its method of revenue recognition for the contract. The change resulted in the deferral of the recognition of revenue under the contract until such time as any contingencies related to the realization of revenue have been resolved. The financial statements and the accompanying notes of the Company for the three and nine months ended September 30, 2002, have been restated for a correction of an error due to this change.

The following table presents the impact of the restatement on the consolidated financial statements (amounts in thousands, except per share amounts):



                                        For the Three Months Ended         For the Nine Months Ended
                                            September 30, 2002                September 30, 2002
                                      -------------------------------    ------------------------------
                                            As                                 As
                                        Previously                         Previously
                                         Reported         Restated           Reported       Restated
                                      --------------    -------------    --------------    ------------
Selected income statement data:

Revenue                                 $ 170,542        $ 168,119         $ 527,127       $ 531,225
Income before income tax
  expense                                  13,825           11,402            56,862          60,960
Income tax expense                          5,237            4,316            21,556          23,113
Net income                                  7,701            6,199            32,814          35,355
Net income per share:
  Basic                                    $ 0.30           $ 0.24            $ 1.27          $ 1.37
  Diluted                                  $ 0.29           $ 0.24            $ 1.19          $ 1.28

4.   Business Combinations:

The following acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition-related expenses. These accruals included professional fees related to the acquisition and termination costs related to certain redundant personnel immediately identified for elimination at the time of the acquisitions.

On August 19, 2002, the Company acquired certain assets and related operations, excluding the purchased accounts receivable portfolio, and assumed certain liabilities of Great Lakes Collection Bureau, Inc. ("Great Lakes"), a subsidiary of GE Capital Corporation ("GE Capital"), for $10.1 million in cash. The Company funded the purchase with borrowings under its credit facility. NCO Portfolio acquired the purchased accounts receivable portfolio of Great Lakes for $22.9 million. NCO Portfolio funded the purchase with $2.3 million of existing cash and $20.6 million of nonrecourse financing provided by CFSC Capital Corp. XXXIV (see note 9). This nonrecourse financing is collateralized by the Great Lakes purchased accounts receivable portfolio. As part of the acquisition, the Company and GE Capital signed a multi-year agreement under which the Company will provide services to GE Capital. The Company allocated $4.1 million of the purchase price to the customer list and recognized goodwill of $3.4 million. The goodwill is primarily deductible for tax purposes. The allocation of the fair market value to the acquired assets and liabilities of Great Lakes was based on preliminary estimates and may be subject to change. During the three and nine months ended September 30, 2003, the Company revised the estimated allocation of the fair market value that resulted in an increase in goodwill of $617,000 and $1.3 million, respectively. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers, and reduce the cost of providing services to the acquired customers through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.

On December 9, 2002, the Company acquired all of the stock of The Revenue Maximization Group, Inc. ("RevGro") for $17.5 million in cash, including the repayment of $889,000 of RevGro's pre-acquisition debt. The Company funded the purchase with $16.8 million of borrowings under its credit facility and existing cash. The Company allocated $4.7 million of the purchase price to the customer list and recognized goodwill of $9.2 million. Most of the goodwill is not deductible for tax purposes. The allocation of the fair market value to the acquired assets and liabilities of RevGro was based on preliminary estimates and may be subject to change. During the three months ended September 30, 2003, the Company revised the estimated allocation of the fair market value that resulted in an increase in goodwill of $27,000. During the nine months ended September 30, 2003, the Company revised the estimated allocation of the fair market value that resulted in a decrease in goodwill of $148,000. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers, and reduce the cost of providing services to the acquired customers through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.

5.   Comprehensive Income:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity. The Company's comprehensive income was as follows (amounts in thousands):

                                                     For the Three Months       For the Nine Months
                                                     Ended September 30,        Ended September 30,
                                                   -------------------------  ------------------------
                                                      2002          2003         2002         2003
                                                   ------------  -----------  -----------  -----------
     Net income                                        $ 6,199     $ 10,723    $ 35,355      $ 32,192
     Other comprehensive income:
       Foreign currency translation adjustment          (1,664)         239         660         7,195
       Unrealized (loss) gain on interest rate
       swap                                               (265)         109        (581)          460
                                                   ------------  -----------  -----------  -----------

     Comprehensive income                              $ 4,270     $ 11,071    $ 35,434      $ 39,847
                                                   ============  ===========  ===========  ===========

The income from the foreign currency translation during the three and nine months ended September 30, 2003, was attributable to changes in the exchange rates used to translate the financial statements of the Canadian and United Kingdom subsidiaries into U.S. dollars.

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

                                                                                For the Nine
                                                      For the Year Ended        Months Ended
                                                       December 31, 2002     September 30, 2003
                                                      ------------------     ------------------
Balance at beginning of period                           $ 140,001              $ 152,448

Purchases of accounts receivable                            72,680                 45,472
Collections on purchased accounts receivable              (120,513)              (111,397)
Purchase price adjustment                                   (4,000)                    --
Revenue recognized                                          66,162                 56,081

Impairment of purchased accounts receivable                 (1,999)                (1,198)
Foreign currency translation adjustment                        117                    175

                                                         ---------              ---------
Balance at end of period                                 $ 152,448              $ 141,581
                                                         =========              =========

During the three months ended September 30, 2002 and 2003, impairment charges of $418,000 and $235,000, respectively, were recorded as charges to income on portfolios where the carrying values exceeded the expected future cash flows. During the nine months ended September 30, 2002 and 2003, impairment charges of $1.6 million and $1.2 million, respectively, were recorded as charges to income. No income will be recorded on these portfolios until the carrying values have been fully recovered. As of December 31, 2002 and September 30, 2003, the combined carrying values on all impaired portfolios aggregated $6.1 million and $8.9 million, respectively, or 4.0 percent and 6.3 percent of total purchased accounts receivable, respectively, representing their net realizable value. Revenue from fully cost recovered portfolios was $183,000 and $483,000 for the three and nine months ended September 30, 2003, respectively. Included in collections for the three and nine months ended September 30, 2003, was $868,000 and $2.4 million, respectively, in proceeds from the sale of accounts.

7.   Funds Held on Behalf of Clients:

In the course of the Company's regular business activities as a provider of accounts receivable management services, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $60.2 million and $61.1 million at December 31, 2002 and September 30, 2003, respectively, have been shown net of their offsetting liability for financial statement presentation.

8.   Intangible Assets:

     Goodwill:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles" ("SFAS 142"). As a result of adopting SFAS 142, the Company no longer amortizes goodwill. Goodwill must be tested at least annually for impairment, including an initial test that was completed in connection with the adoption of SFAS 142. The test for impairment uses a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company did not incur any impairment charges in connection with the adoption of SFAS 142 or the annual impairment test performed on October 1, 2002, and does not believe that goodwill is impaired as of September 30, 2003. The annual impairment analysis will be completed as of October 1 of each year.

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company's reporting units under SFAS 142 are U.S. Operations, Portfolio Management and International Operations. Portfolio Management does not have any goodwill. The U.S. Operations and International Operations had the following goodwill (amounts in thousands):

                                     December 31, 2002      September 30, 2003
                                    --------------------  ---------------------

     U.S. Operations                          $ 495,575              $ 496,723
     International Operations                    30,209                 34,943
                                    --------------------  ---------------------

     Total                                    $ 525,784              $ 531,666
                                    ====================  =====================

The change in U.S. Operations' goodwill balance from December 31, 2002 to September 30, 2003 was due to adjustments to the purchase accounting for the Great Lakes and RevGro acquisitions (see note 4). The change in International Operations' goodwill balance from December 31, 2002 to September 30, 2003 was due to changes in the exchange rates used for the foreign currency translation.

     Other Intangible Assets:

The Company's adoption of SFAS 142 had no effect on its other intangible assets. Other intangible assets consist primarily of deferred financing costs and customer lists. The following represents the other intangible assets (amounts in thousands):

                                          December 31, 2002                  September 30, 2003
                                  ----------------------------------  ---------------------------------
                                   Gross Carrying     Accumulated     Gross Carrying     Accumulated
                                       Amount         Amortization        Amount         Amortization
                                  -----------------  ---------------  ----------------  ---------------
     Deferred financing costs             $ 12,422          $ 6,969          $ 15,226          $ 9,052
     Customer lists                          8,761              357             8,761            1,666
     Other intangible assets                   900              688               900              785
                                  -----------------  ---------------  ----------------  ---------------
     Total                                $ 22,083          $ 8,014          $ 24,887         $ 11,503
                                  =================  ===============  ================  ===============

The Company recorded amortization expense for all other intangible assets of $853,000 and $1.1 million during the three months ended September 30, 2002 and 2003, respectively, and $2.2 million and $3.5 million during the nine months ended September 30, 2002 and 2003, respectively. The following represents the Company's expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

       For the Year Ended           Estimated
          December 31,         Amortization Expense
     -----------------------  -----------------------

     2003                                    $ 4,597
     2004                                      4,350
     2005                                      4,226
     2006                                      2,305
     2007                                      1,395

9.   Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

                                    December 31, 2002      September 30, 2003
                                  ---------------------  ---------------------

     Credit facility                          $ 193,180              $ 143,750
     Convertible notes                          125,000                125,000
     Securitized nonrecourse debt                35,523                 33,748
     Other nonrecourse debt                      18,463                 12,852
     Capital leases and other                     2,935                  6,139
     Less current portion                       (40,678)               (46,802)
                                  ---------------------  ---------------------
                                              $ 334,423              $ 274,687
                                  =====================  =====================

     Credit Facility:

On August 13, 2003, the Company amended its credit agreement with Citizens Bank of Pennsylvania, formerly Mellon Bank, N.A., ("Citizens Bank"), for itself and as administrative agent for other participating lenders. The amendment extended the maturity date from May 20, 2004 to March 15, 2006 (the "Maturity Date"). The amended credit facility is structured as a $150 million term loan and a $50 million revolving credit facility. The Company is required to make quarterly repayments of $6.3 million on the term loan beginning on September 30, 2003, and continuing until the Maturity Date. The remaining balance outstanding under the term loan will become due on the Maturity Date. The balance under the revolving credit facility will become due on the Maturity Date.

Until February 28, 2004, all borrowings bear interest at a rate equal to either, at the option of NCO, Citizens Bank's prime rate plus a margin of 1.25 percent (Citizens Bank's prime rate was 4.00 percent at September 30, 2003), or the London InterBank Offered Rate ("LIBOR") plus a margin of 3.00 (LIBOR was 1.12 percent at September 30, 2003). After February 28, 2004, all borrowings bear interest at a rate equal to either, at the option of NCO, Citizens Bank's prime rate plus a margin of 0.75 percent to 1.25 percent, which is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio, or LIBOR plus a margin of 2.25 percent to 3.00 percent depending on the Company's consolidated funded debt to EBITDA ratio. The Company is charged a fee on the unused portion of the credit facility of 0.50 percent until February 28, 2004, and ranging from
0.38 percent to 0.50 percent depending on the Company's consolidated funded debt to EBITDA ratio after February 28, 2004. The effective interest rate on credit facility was approximately 4.34 percent and 4.39 percent for the three and nine months ended September 30, 2003.

Borrowings under the credit agreement are collateralized by substantially all the assets of the Company, including the common stock of NCO Portfolio that the Company owns, and its rights under the revolving credit agreement with NCO Portfolio (see note 17). The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of September 30, 2003, the Company was in compliance with all required covenants.

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

     Securitized Nonrecourse Debt:

NCO Portfolio assumed four securitized notes in connection with the Creditrust merger, one of which is included in an unconsolidated subsidiary, Creditrust SPV 98-2, LLC (see note 16). The remaining three notes are reflected in long-term debt. These notes were originally established to fund the purchase of accounts receivable. Each of the notes payable is nonrecourse to the Company and NCO Portfolio, is secured by a portfolio of purchased accounts receivable, and is bound by an indenture and servicing agreement. Pursuant to the Creditrust merger, the trustee appointed NCO as the successor servicer for each portfolio of purchased accounts receivable within these securitized notes. When the notes payable were established, a separate nonrecourse special purpose finance subsidiary was created to house the assets and issue the debt. These are term notes without the ability to re-borrow. Monthly principal payments on the notes equal all collections after servicing fees, collection costs, interest expense, and administrative fees.

The first securitized note was established in September 1998 through a special purpose finance subsidiary. This note carries a floating interest rate of LIBOR plus 0.65 percent per annum, and the final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. A $900,000 liquidity reserve is included in restricted cash as of December 31, 2002 and September 30, 2003, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $155,000 and $112,000 for the three months ended September 30, 2002 and 2003, respectively. Interest expense, trustee fees and guarantee fees aggregated $483,000 and $357,000 for the nine months ended September 30, 2002 and 2003, respectively. As of December 31, 2002 and September 30, 2003, the amount outstanding on the facility was $15.4 million and $14.3 million, respectively. Pursuant to the Creditrust merger, the note issuer has been guaranteed against loss by NCO Portfolio for up to $4.5 million, which will be reduced if and when reserves and residual cash flows from another securitization, Creditrust SPV 98-2, LLC, are posted as additional collateral for this facility (see note 16).

The second securitized note was established in August 1999 through a special purpose finance subsidiary. This note carried interest at 9.43 percent per annum. This facility was repaid and retired in May 2002. Interest expense, trustee fees and guarantee fees aggregated $4,000 and $56,000 for the three and nine months ended September 30, 2002, respectively.

The third securitized note was established in August 1999 through a special purpose finance subsidiary. This note carries interest at 15.00 percent per annum, with a final payment date of the earlier of December 2004, or satisfaction of the note from collections. Interest expense and trustee fees aggregated $796,000 and $739,000 for the three months ended September 30, 2002 and 2003, respectively. Interest expense and trustee fees aggregated $2.5 million and $2.2 million for the nine months ended September 30, 2002 and 2003, respectively. As of December 31, 2002 and September 30, 2003, the amount outstanding on the facility was $20.1 million and $19.5 million, respectively.

     Other Nonrecourse Debt:

In August 2002, NCO Portfolio entered into a four-year exclusivity agreement with CFSC Capital Corp. XXXIV ("Cargill"). The agreement stipulates that all purchases of accounts receivable by NCO Portfolio with a purchase price in excess of $4.0 million must be first offered to Cargill for financing at its discretion. The agreement has no minimum or maximum credit authorization. NCO Portfolio may terminate the agreement at any time after two years for a cost of $125,000 per month for each month of the remaining two years, payable monthly. If Cargill chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate plus 3.25 percent (prime rate was 4.00 percent at September 30, 2003). Each borrowing is due two years after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional interest, Cargill will receive 40 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by NCO Portfolio, including imputed interest. Borrowings under this financing agreement are nonrecourse to NCO Portfolio and NCO, except for the assets within the special purpose entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill financed portfolios, in addition to other remedies. As of September 30, 2003, NCO Portfolio was in compliance with all required covenants.

     Capital Leases:

The Company leases certain equipment under agreements that are classified as capital leases. The equipment leases have original terms ranging from 35 to 60 months and have purchase options at the end of the original lease term.

10.  Earnings Per Share:

Basic earnings per share ("EPS") was computed by dividing the net income by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income by the weighted average number of common shares outstanding plus all common equivalent shares. Net income is adjusted to add-back interest expense on convertible debt, net of taxes, if the convertible debt is dilutive. The interest expense on the convertible debt, net of taxes, included in the diluted EPS calculation was $920,000 for the three months ended September 30, 2002 and 2003, and $2.8 million for the nine months ended September 30, 2002 and 2003. Outstanding options, warrants, and convertible securities have been utilized in calculating diluted net income per share only when their effect would be dilutive.

The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):

                                           For the Three Months         For the Nine Months
                                            Ended September 30,          Ended September 30,
                                         ------------------------    -------------------------
                                            2002          2003          2002          2003
                                         -----------  -----------   ------------  ------------
     Basic                                    25,908       25,941         25,884        25,919
     Dilutive effect of convertible debt
                                               3,797        3,797          3,797         3,797
     Dilutive effect of options                   16          209            186            95
                                         -----------  -----------   ------------  ------------

     Diluted                                  29,721       29,947         29,867        29,811
                                         ===========  ===========   ============  ============


11.  Interest Rate Hedge:

The Company was party to two interest rate swap agreements that matured on September 1, 2003. These interest rate swap agreements qualified as cash flow hedges to fix the LIBOR component of interest at 2.8225 percent on an aggregate amount of $62.0 million of the variable-rate debt outstanding under the credit facility.

12.  Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

                                                               For the Nine Months Ended
                                                                      September 30,
                                                              ---------------------------
                                                                  2002           2003
                                                              -----------    ------------
     Noncash investing and financing activities:
         Fair value of assets acquired                          $ 14,517          $ --
         Liabilities assumed from acquisitions                     3,916            --
         Deferred portion of purchased accounts receivable         1,135           4,293
         Acquisition of accounts receivable paid for in
           October 2002                                              946            --
         Warrants exercised                                          875            --

13.  Commitments and Contingencies:

     Forward-Flow Agreement:

In May 2003, NCO Portfolio renewed a fixed price agreement with a major financial institution that obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. As of September 30, 2003, NCO Portfolio was obligated to purchase accounts receivable at a maximum of $2.5 million per month through May 2004. A portion of the purchase price is deferred for 24 months, including a nominal rate of interest. The deferred purchase price payable, included in long-term debt, as of December 31, 2002 and September 30, 2003, was $2.1 million and $5.5 million, respectively.

     Litigation:

The Company is party, from time to time, to various legal proceedings and regulatory investigations incidental to its business. The Company continually monitors these legal proceedings and regulatory investigations to determine the impact and any required accruals.

FTC:

In October 2003, the Company was notified by the Federal Trade Commission ("FTC") that it intends to pursue a claim against the Company for violations of the Fair Credit Reporting Act ("FCRA") relating to certain aspects of the Company's credit reporting practices during 1999 and 2000.

The allegations relate primarily to a large group of consumer accounts from one client that were transitioned to the Company for servicing during 1999. The Company received incorrect information from the prior service provider at the time of transition. The Company became aware of the incorrect information during 2000 and ultimately removed the incorrect information from the consumers' credit files. The Company does not believe that it is liable for any monetary penalties under the FCRA. However, the Company is currently negotiating a settlement of this matter with the FTC, although no assurance can be given that a settlement will be reached.

The Company is also a party to a class action litigation regarding this group of consumer accounts. A tentative settlement of the class action litigation has been agreed to, and is subject to court approval. The Company believes that the class action litigation is covered by insurance, subject to applicable deductibles.

The FTC is also alleging that certain reporting violations occurred on a small subset of the Company's purchased accounts receivable.

The Company believes that the resolution of these matters will not have a material adverse effect on its financial position, results of operations or business.

Fort Washington Flood:

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

Fort Washington Flood (continued):

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

The Company is involved in other legal proceedings and regulatory investigations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings or regulatory investigations will have a materially adverse effect on the financial condition or results of operations of the Company.

     Purchase Commitments:

The Company is party to certain telephone contracts that require it to purchase minimum amounts of services over specified periods of time. The contracts expire on various dates between March 2004 and July 2006. The Company believes that it will exceed the minimum usage requirements of these contracts. The following are the minimum purchase requirements for these contracts (amounts in thousands):

       For the Year Ended        Minimum Purchase
          December 31,             Requirements
     -----------------------  -----------------------
     2003                                   $ 15,715
     2004                                     12,802
     2005                                     10,300
     2006                                      5,983

     Letters of Credit:

At September 30, 2003, the Company had unused letters of credit of $2.2 million.

14.  Segment Reporting:

The Company's business consists of three operating divisions: U.S. Operations, Portfolio Management and International Operations. The accounting policies of the segments are the same as those described in note 2, "Accounting Policies."

U.S. Operations provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, utilities, education, telecommunications, and government. U.S. Operations serves clients of all sizes in local, regional, and national markets. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable and customer relationship management solutions to all market sectors. U.S. Operations had total assets, net of any intercompany balances, of $748.3 million and $743.6 million at December 31, 2002 and September 30, 2003, respectively. U.S. Operations also provides accounts receivable management services to Portfolio Management. U.S. Operations recorded revenue of $8.9 million and $12.4 million for these services for the three months ended September 30, 2002 and 2003, respectively, and $25.3 million and $36.9 million for these services for the nine months ended September 30, 2002 and 2003, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $167.8 million and $160.7 million at December 31, 2002 and September 30, 2003, respectively.

International Operations provides accounts receivable management services across Canada and the United Kingdom. International Operations had total assets, net of any intercompany balances, of $50.2 million and $62.5 million at December 31, 2002 and September 30, 2003, respectively. International Operations also provides accounts receivable management services to U.S. Operations. International Operations recorded revenue of $2.7 million and $7.2 million for these services for the three months ended September 30, 2002 and 2003, respectively, and $7.4 million and $19.8 million for these services for the nine months ended September 30, 2002 and 2003, respectively.

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

                                                  For the Three Months Ended September 30, 2002
                                                             (amounts in thousands)
                                     -----------------------------------------------------------------------
                                                         Payroll and         Selling,
                                                            Related        General and
                                         Revenue           Expenses      Admin. Expenses          EBITDA
                                     ---------------   ----------------   ----------------    --------------
     U.S. Operations                       $ 151,553           $ 76,857            $58,735          $ 15,961

     Portfolio Management                     16,338                328             10,045             5,965
     International Operations                 11,899              7,423              3,363             1,113
     Eliminations                            (11,671)            (2,739)            (8,932)               --
                                     ---------------   ----------------   ----------------    --------------
     Total                                 $ 168,119           $ 81,869           $ 63,211          $ 23,039
                                     ===============   ================    ================   ==============


                                                  For the Three Months Ended September 30, 2003
                                                             (amounts in thousands)
                                     -----------------------------------------------------------------------
                                                         Payroll and         Selling,
                                                            Related        General and
                                         Revenue           Expenses      Admin. Expenses          EBITDA
                                     ---------------   ----------------   ----------------    --------------
     U.S. Operations                       $ 172,097           $ 84,693           $ 65,531          $ 21,873
     Portfolio Management                     18,849                243             13,404             5,202
     International Operations                 17,322             10,163              4,116             3,043
     Eliminations                            (19,649)            (7,221)           (12,428)               --
                                     ---------------   ----------------   ----------------    --------------
     Total                                 $ 188,619           $ 87,878           $ 70,623          $ 30,118
                                     ===============   ================    ================   ==============

                                                   For the Nine Months Ended September 30, 2002
                                                             (amounts in thousands)
                                     -----------------------------------------------------------------------
                                                         Payroll and         Selling,
                                                            Related        General and
                                         Revenue           Expenses      Admin. Expenses          EBITDA
                                     ---------------   ----------------   ----------------    --------------
     U.S. Operations                       $ 482,667          $ 237,108          $ 172,597          $ 72,962
     Portfolio Management                     46,716              1,431             28,979            16,306
     International Operations                 34,499             20,291              9,347             4,861
     Eliminations                            (32,657)            (7,361)           (25,296)               --
                                     ---------------   ----------------   ----------------    --------------
     Total                                 $ 531,225          $ 251,469           $185,627          $ 94,129
                                     ===============   ================    ================   ==============

                                                   For the Nine Months Ended September 30, 2002
                                                             (amounts in thousands)
                                     -----------------------------------------------------------------------
                                                         Payroll and         Selling,
                                                            Related        General and
                                         Revenue           Expenses      Admin. Expenses          EBITDA
                                     ---------------   ----------------   ----------------    --------------
     U.S. Operations                       $ 517,236          $ 253,605         $  195,155          $ 68,476
     Portfolio Management                     55,167              1,286             39,907            13,974
     International Operations                 50,437             29,375             12,107             8,955
     Eliminations                            (56,630)           (19,760)           (36,870)               --
                                     ---------------   ----------------   ----------------    --------------
     Total                                 $ 566,210          $ 264,506         $  210,299          $ 91,405
                                     ===============   ================    ================   ==============

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

16.  Investments in Unconsolidated Subsidiaries:

NCO Portfolio owns a 100 percent retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC, which was acquired as part of the Creditrust merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. This securitization issued a nonrecourse note that is due the earlier of January 2004 or satisfaction of the note from collections, carries an interest rate of
8.61 percent, and had an outstanding balance of $2.4 million and $585,000 as of December 31, 2002 and September 30, 2003, respectively. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid, plus a cash reserve. As of September 30, 2003, the investment in securitization was $7.5 million, composed of $4.2 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues noncash income at a rate of 8 percent per annum on the residual cash flow component only. No income was recorded for the three and nine months ended September 30, 2003, due to concerns related to the future recoverability of the investment. The Company recorded income of $30,000 and $105,000 on this investment during the three and nine months ended September 30, 2002, respectively. The off-balance sheet cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received, after the securitization note has been repaid, have been pledged as collateral against another securitized note (see note 9). The Company performs collection services for Creditrust SPV 98-2, LLC and recorded service fee revenue of $422,000 and $365,000 for the three months ended September 30, 2002 and 2003, respectively, and $1.4 million and $1.3 million for the nine months ended September 30, 2002 and 2003, respectively.

NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture"), with IMNV Holdings, LLC ("IMNV"). The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. Gains and losses are shared equally between NCO Portfolio and IMNV. Included in "other assets" on the Balance Sheets was NCO Portfolio's investment in the Joint Venture of $3.4 million and $4.1 million as of December 31, 2002 and September 30, 2003, respectively. Included in the Statements of Income, as "interest and investment income," for the three months ended September 30, 2002 and 2003, was $72,000 and $715,000, respectively, representing NCO Portfolio's 50 percent share of operating income from this unconsolidated subsidiary. Income of $375,000 and $1.7 million was recorded from this unconsolidated subsidiary for the nine months ended September 30, 2002 and 2003, respectively. The Company performs collection services for the Joint Venture and recorded service fee revenue of $1.1 million and $1.3 million for the three months ended September 30, 2002 and 2003, respectively, and $3.3 million and $4.1 million for the nine months ended September 30, 2002 and 2003, respectively. The Joint Venture has access to capital through CFSC Capital Corp. XXXIV ("Cargill Financial") who, at its option, lends 90 percent of the cost of the purchased accounts receivable to the Joint Venture. Borrowings carry interest at the prime rate plus 4.25 percent (prime rate was 4.00 percent as of September 30, 2003). Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and the Joint Venture's investment is returned, including interest. Thereafter, Cargill Financial is paid a residual of 50 percent of collections less servicing costs. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. The debt is cross-collateralized by all portfolios in which the lender participates, and is nonrecourse to NCO Portfolio and NCO. The following tables summarize the financial information of the Joint Venture (amounts in thousands):

                                                        As of
                                  --------------------------------------------
                                   December 31, 2002      September 30, 2003
                                  --------------------   ---------------------
     Total assets                            $ 11,638                $ 15,877
     Total liabilities                          4,944                   7,712

                                     For the Nine Months
                                     Ended September 30,
                                  --------------------------
                                     2002           2003
                                  ------------   -----------
     Revenue                          $ 6,732      $ 10,271
     Operating income                     750         3,333

17.  Related Party Transactions:

The Company provides NCO Portfolio with a revolving line of credit with a borrowing capacity of $28.8 million as of September 30, 2003. The borrowing capacity is subject to a reduction of $3.75 million during the fourth quarter of 2003. As of December 31, 2003 and until its maturity on March 15, 2006, the borrowing capacity will be $25 million. NCO Portfolio's borrowings bear interest at a rate equal to NCO's interest rate under its credit facility plus 1.00 percent. As of December 31, 2002 and September 30, 2003, there was $36.9 million and $25.0 million outstanding under the revolving line of credit, respectively.

Borrowings under the revolving line of credit are collateralized by certain assets of NCO Portfolio. The revolving credit agreement contains certain financial covenants such as maintaining funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of September 30, 2003, NCO Portfolio was in compliance with all required covenants.

18.  Subsequent Event:

On October 22, 2003, the Company announced that it proposed to acquire all of the outstanding common stock of NCO Portfolio owned by the minority stockholders of NCO Portfolio. Under the proposal, the Company would issue its common stock with a fair market value of $7.05 to the minority stockholders of NCO Portfolio for each share of NCO Portfolio common stock held, but not more than 0.3066 shares and not less than 0.2712 shares of NCO common stock per share of NCO Portfolio common stock. The fair market value would be based on the average closing prices of NCO common stock during the 20 trading-day period ending two trading days prior to the closing date of the proposed transaction. The Board of Directors of NCO Portfolio has formed a special committee of independent directors of NCO Portfolio to evaluate the proposal. The special committee has retained legal counsel and investment bankers to assist in the process.

Item 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations, the Company's growth strategy, fluctuations in quarterly operating results, the long-term collection contract, the final outcome of the environmental liability, the final outcome of the Company's litigation with its former landlord, the final outcome of the Federal Trade Commission investigation, the effects of terrorist attacks, war and the economy on the Company's business, expected increases in operating efficiencies, anticipated trends in the accounts receivable management industry, estimates of future cash flows of purchased accounts receivable, estimates of goodwill impairments and amortization expense for other intangible assets, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements, and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with NCO Portfolio Management, Inc., risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks related to purchased accounts receivable, risks related to possible impairments of goodwill and other intangible assets, risks associated with technology, the Internet and the Company's e-commerce strategy, risks related to the final outcome of the environmental liability, risks related to the final outcome of the Company's litigation with its former landlord, risks related to the final outcome of the Federal Trade Commission investigation, risks relating to the Company's litigation and regulatory investigations, risks related to past or possible future terrorist attacks, risks related to the threat or outbreak of war or hostilities, risks related to the domestic and international economy, risks related to the Company's international operations, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2002, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur, or otherwise.

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

     The information on the website listed above is not and should not be considered part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

     Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

     Revenue. Revenue increased $20.5 million, or 12.2 percent, to $188.6 million for the three months ended September 30, 2003, from $168.1 million for the comparable period in 2002. U.S. Operations, Portfolio Management, and International Operations accounted for $172.1 million, $18.8 million and $17.3 million, respectively, of the revenue for the three months ended September 30, 2003. U.S. Operations' revenue included $12.4 million of intercompany revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. International Operations' revenue included $7.2 million of intercompany revenue earned on services performed for U.S. Operations that was eliminated upon consolidation.

     U.S. Operations' revenue increased $20.5 million, or 13.6 percent, to $172.1 million for the three months ended September 30, 2003, from $151.6 million for the comparable period in 2002. The increase in U.S. Operations revenue was partially attributable to the addition of new clients and growth in business from existing clients. The increase was also a result of the acquisitions of Great Lakes Collection Bureau, Inc.'s ("Great Lakes") collection operations in August 2002 and The Revenue Maximization Group ("RevGro") in December 2002. Great Lakes contributed $4.6 million to U.S. Operations' third quarter 2003 revenue compared to $2.9 million for the period from August 19, 2002 to September 30, 2002. RevGro contributed $4.9 million to U.S. Operations' third quarter 2003 revenue. An increase in fees from collection services performed for Portfolio Management also contributed to the increase. These additional fees from Portfolio Management included the fees from servicing the Great Lakes portfolio acquired by NCO Portfolio in August 2002. A portion of the increase was from revenue recorded from a long-term collection contract. The method of recognizing revenue for this long-term collection contract defers certain revenues into future periods until collections exceed collection guarantees. During the three months ended September 30, 2003, U.S. Operations recognized $680,000 of previously deferred revenue, on a net basis, but during the three months ended September 30, 2002, U.S. Operations deferred $1.6 million of revenue, on a net basis, into future periods.

     Portfolio Management's revenue increased $2.5 million, or 15.4 percent, to $18.8 million for the three months ended September 30, 2003, from $16.3 million for the comparable period in 2002. Portfolio Management's collections increased $7.3 million, or 24.9 percent, to $36.7 million for the three months ended September 30, 2003, from $29.4 million for the comparable period in 2002. Portfolio Management's revenue represented 51 percent of collections for the three months ended September 30, 2003, as compared to 56 percent of collections for the same period in the prior year. Revenue increased due to the increase in collections from new purchases, including the Great Lakes portfolio. The effect of the increase in collections on revenue was partially offset by the decrease in revenue recognition rate. Revenue as a percentage of collections declined principally due to a number of factors including an increase in the average age of the portfolios, timing of collections, and lower targeted returns on more recent portfolios due to the current economic environment. The increase in the average age contributed to the decrease because more of the collections on older portfolios are applied to amortization. The increase in the average age of the portfolios was a result of reduced purchase volumes due to higher prices of portfolios during 2002 and 2003.

     International Operations' revenue increased $5.4 million, or 45.6 percent, to $17.3 million for the three months ended September 30, 2003, from $11.9 million for the comparable period in 2002. The increase in International Operations' revenue was primarily attributable to new services provided for our U.S. Operations and favorable changes in the foreign currency exchange rates used to translate the International Operations' results of operations into U.S. dollars. In addition, a portion of the increase was attributable to the addition of new clients and growth in business from existing clients.

     Payroll and related expenses. Payroll and related expenses increased $6.0 million to $87.9 million for the three months ended September 30, 2003, from $81.9 million for the comparable period in 2002, but decreased as a percentage of revenue to 46.6 percent from 48.7 percent.

     U.S. Operations' payroll and related expenses increased $7.8 million to $84.7 million for the three months ended September 30, 2003, from $76.9 million for the comparable period in 2002, but decreased as a percentage of revenue to
49.2 percent from 50.7 percent. The decrease in payroll and related expenses as a percentage of revenue was partially due to the shift of more of our collection work to outside attorneys and other third party service providers and the continued rationalization of staff. This shift was associated with the continuing efforts to maximize collections for clients. The costs associated with the increase in the use of outside attorneys and other third party service providers are included in selling, general, and administrative expenses. A portion of this decrease as a percentage of revenue was offset by the $680,000 of previously deferred revenue, on a net basis, from the long-term collection contract that was recognized during the three months ended September 30, 2003, as compared to the deferral of $1.6 million, on a net basis, that was recorded during the three months ended September 30, 2002. Because the expenses associated with this revenue are expensed as incurred, the recognition of previously deferred revenue decreases the payroll and related expenses as a percentage of revenue and the deferral of additional revenue increases the payroll and related expenses as percentage of revenue.

     Portfolio Management's payroll and related expenses decreased $85,000 to $243,000 for the three months ended September 30, 2003, from $328,000 for the comparable period in 2002, and decreased as a percentage of revenue to 1.3 percent from 2.0 percent. Portfolio Management outsources all of its collection services to U.S. Operations and, therefore, has a relatively small fixed payroll cost structure. However, the decrease in payroll and related expenses was principally due to Portfolio Management's legal recovery group being transferred to the U.S. Operations' attorney network during 2002.

     International Operations' payroll and related expenses increased $2.8 million to $10.2 million for the three months ended September 30, 2003, from $7.4 million for the comparable period in 2002, but decreased as a percentage of revenue to 58.7 percent from 62.4 percent. The decrease as a percentage of revenue was attributable to the continued focus on managing the amount of labor required to attain revenue goals.

     Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $7.4 million to $70.6 million for the three months ended September 30, 2003, from $63.2 million for the comparable period in 2002, but decreased as a percentage of revenue to 37.4 percent from 37.6 percent. The decrease in the percentage of revenue was primarily attributable to the $680,000 of previously deferred revenue, on a net basis, from the long-term collection contract that was recognized during the three months ended September 30, 2003, as compared to the deferral of $1.6 million, on a net basis, that was recorded during the three months ended September 30, 2002. Because the expenses associated with this revenue are expensed as incurred, the recognition of previously deferred revenue decreases the selling, general, and administrative expenses as a percentage of revenue and the deferral of additional revenue increases the selling, general, and administrative expenses as percentage of revenue. A portion of the decrease in the percentage of revenue was also attributable to continued reductions in collection expenses and purchased data costs helped to offset the increased usage of outside attorneys and other third party service providers.

     Depreciation and amortization. Depreciation and amortization increased $820,000 to $7.9 million for the three months ended September 30, 2003, from $7.0 million for the comparable period in 2002. This increase was the result of additional depreciation resulting from normal capital expenditures made in the ordinary course of business during 2002 and 2003. These capital expenditures included expenditures related to the relocation of our corporate headquarters and predictive dialers and other equipment required to expand our infrastructure to handle future growth. The increase was also attributable to the amortization of the customer lists acquired in the Great Lakes and RevGro acquisitions.

     Other income (expense). Interest and investment income increased $637,000 to $1.3 million for the three months ended September 30, 2003, from $690,000 for the comparable period in 2002. This increase in interest and investment income was primarily attributable to an increase in earnings from NCO Portfolio's investment in a joint venture that purchases utility, medical, and various other small balance accounts receivable. Interest expense increased to $5.6 million for the three months ended September 30, 2003, from $5.3 million for the comparable period in 2002. This increase in interest expense was due to Portfolio Management's additional borrowings from CFSC Capital Corp. XXXIV to purchase accounts receivable, including the $20.6 million of borrowings to purchase Great Lakes' accounts receivable portfolios. This increase was partially offset by lower interest rates and lower principal balances as a result of debt repayments made in excess of borrowings against the credit facility during 2002 and 2003. Other income for the three months ended September 30, 2003, included a $402,000 gain related to a benefit from a deferred compensation plan assumed as part of the acquisition of FCA International Ltd. in May 1998.

     Income tax expense. Income tax expense for the three months ended September 30, 2003, increased to $7.0 million, or 37.9 percent of income before income tax expense, from $4.3 million, or 37.9 percent of income before income tax expense, for the comparable period in 2002.

     Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

     Revenue. Revenue increased $35.0 million, or 6.6 percent, to $566.2 million for the nine months ended September 30, 2003, from $531.2 million for the comparable period in 2002. U.S. Operations, Portfolio Management, and International Operations accounted for $517.2 million, $55.2 million and $50.4 million, respectively, of the revenue for the nine months ended September 30, 2003. U.S. Operations' revenue included $36.9 million of intercompany revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. International Operations' revenue included $19.7 million of intercompany revenue earned on services performed for U.S. Operations that was eliminated upon consolidation.

     U.S. Operations' revenue increased $34.5 million, or 7.2 percent, to $517.2 million for the nine months ended September 30, 2003, from $482.7 million for the comparable period in 2002. The increase in U.S. Operations' revenue was partially attributable to the acquisitions of Great Lakes collection operations in August 2002 and RevGro in December 2002. Great Lakes contributed $15.5 million to U.S. Operations' revenue for the nine months ended September 30, 2003 compared to $2.9 million for the period from August 19, 2002 to September 30, 2002. RevGro contributed $15.3 million to U.S. Operations' revenue for the nine months ended September 30, 2003. The increase was also attributable to an increase in fees from collection services performed for Portfolio Management. These additional fees from Portfolio Management included the fees from servicing the Great Lakes portfolio acquired by NCO Portfolio in August 2002. A portion of the increase was due to the addition of new clients and growth in business from existing clients. These increases were partially offset by a decrease in revenue recorded from a long-term collection contract. The method of recognizing revenue for this long-term collection contract defers certain revenues into future periods until collections exceed collection guarantees. During the nine months ended September 30, 2003, U.S. Operations deferred $2.0 million of revenue, on a net basis, into future periods, but during the nine months ended September 30, 2002, U.S. Operations recognized $9.9 million of previously deferred revenue, on a net basis. In addition, the increases in revenue were also partially offset by a further weakening of consumer payment patterns that began during the second half of 2002.

     Portfolio Management's revenue increased $8.5 million, or 18.1 percent, to $55.2 million for the nine months ended September 30, 2003, from $46.7 million for the comparable period in 2002. Portfolio Management's collections increased $26.0 million, or 31.3 percent, to $109.1 million for the nine months ended September 30, 2003, from $83.1 million for the comparable period in 2002. Portfolio Management's revenue represented 50 percent of collections for the nine months ended September 30, 2003, as compared to 56 percent of collections for the same period in the prior year. Revenue increased due to the increase in collections from new purchases, including the Great Lakes portfolio. The effect of the increase in collections on revenue was partially offset by the decrease in revenue recognition rate. Revenue as a percentage of collections declined principally due to a number of factors including an increase in the average age of the portfolios, timing of collections, and lower targeted returns on more recent portfolios due to the current economic environment. The increase in the average age contributed to the decrease, because more of the collections on older portfolios are applied to amortization. The increase in the average age of the portfolios was a result of reduced purchase volumes due to higher prices of portfolios during 2002 and 2003.

     International Operations' revenue increased $15.9 million, or 46.2 percent, to $50.4 million for the nine months ended September 30, 2003, from $34.5 million for the comparable period in 2002. The increase in International Operations' revenue was primarily attributable to new services provided for our U.S. Operations and favorable changes in the foreign currency exchange rates used to translate the International Operations' results of operations into U.S. dollars. In addition, a portion of the increase was attributable to the addition of new clients and growth in business from existing clients.

     Payroll and related expenses. Payroll and related expenses increased $13.0 million to $264.5 million for the nine months ended September 30, 2003, from $251.5 million for the comparable period in 2002, but decreased as a percentage of revenue to 46.7 percent from 47.3 percent.

     U.S. Operations' payroll and related expenses increased $16.5 million to $253.6 million for the nine months ended September 30, 2003, from $237.1 million for the comparable period in 2002, but decreased as a percentage of revenue to
49.0 percent from 49.1 percent. The decrease in payroll and related expenses as a percentage of revenue was partially due to the shift of more of our collection work to outside attorneys and other third party service providers, and the continued rationalization of staff. This shift was associated with the continuing efforts to maximize collections for clients. The costs associated with the increase in the use of outside attorneys and other third party service providers are included in selling, general, and administrative expenses. A portion of the increase in the percentage of revenue was offset by the $2.0 million of additional deferred revenue, on a net basis, that was recorded during the nine months ended September 30, 2003, as compared to $9.9 million of previously deferred revenue, on a net basis, from the long-term collection contract that was recognized during the nine months ended September 30, 2002. Since the expenses associated with this revenue are expensed as incurred, the recognition of previously deferred revenue decreases the payroll and related expenses as a percentage of revenue and the deferral of additional revenue increases the payroll and related expenses as percentage of revenue.

     Portfolio Management's payroll and related expenses decreased $145,000 to $1.3 million for the nine months ended September 30, 2003, from $1.4 million for the comparable period in 2002, and decreased as a percentage of revenue to 2.3 percent from 3.1 percent. Portfolio Management outsources all of its collection services to U.S. Operations and, therefore, has a relatively small fixed payroll cost structure. The decrease in payroll and related expenses was principally due to Portfolio Management's legal recovery group being transferred to the U.S. Operations' attorney network during 2002.

     International Operations' payroll and related expenses increased $9.1 million to $29.4 million for the nine months ended September 30, 2003, from $20.3 million for the comparable period in 2002, but decreased as a percentage of revenue to 58.2 percent from 58.8 percent. The decrease as a percentage of revenue was attributable to the continued focus on managing the amount of labor required to attain revenue goals.

     Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $24.7 million to $210.3 million for the nine months ended September 30, 2003, from $185.6 million for the comparable period in 2002, and increased as a percentage of revenue to 37.1 percent from 34.9 percent. The increase in the percentage of revenue was partially attributable to the $2.0 million of additional deferred revenue, on a net basis, that was recorded during the nine months ended September 30, 2003, as compared to $9.9 million of previously deferred revenue, on a net basis, from the long-term collection contract that was recognized during the nine months ended September 30, 2002. Because the expenses associated with this revenue are expensed as incurred, the recognition of previously deferred revenue decreases the selling, general, and administrative expenses as a percentage of revenue and the deferral of additional revenue increases the selling, general, and administrative expenses as percentage of revenue. A portion of the increase in the percentage of revenue was attributable to the shift of more of the collection work to outside attorneys and other third party service providers.

     Depreciation and amortization. Depreciation and amortization increased $3.9 million to $23.7 million for the nine months ended September 30, 2003, from $19.8 million for the comparable period in 2002. This increase was the result of additional depreciation resulting from normal capital expenditures made in the ordinary course of business during 2002 and 2003. These capital expenditures included expenditures related to the relocation of our corporate headquarters and predictive dialers and other equipment required to expand our infrastructure to handle future growth. The increase was also attributable to the amortization of the customer lists acquired in the Great Lakes and RevGro acquisitions.

     Other income (expense). Interest and investment income increased $808,000 to $3.0 million for the nine months ended September 30, 2003, from $2.1 million for the comparable period in 2002. This increase in interest and investment income was primarily attributable to an increase in earnings from NCO Portfolio's investment in a joint venture that purchases utility, medical and various other small balance accounts receivable. Interest expense increased to $17.3 million for the nine months ended September 30, 2003, from $15.2 million for the comparable period in 2002. This increase was due to Portfolio Management's additional borrowings from CFSC Capital Corp. XXXIV to purchase accounts receivable, including the $20.6 million of borrowings to purchase Great Lakes' accounts receivable portfolios. This increase was partially offset by lower interest rates and lower principal balances as a result of debt repayments made in excess of borrowings against the credit facility during 2002 and 2003. Other income for the nine months ended September 30, 2003, included: $476,000 of income from our ownership interest in one of our insurance carriers that was sold; $402,000 gain related to a benefit from a deferred compensation plan assumed as part of the acquisition of FCA International Ltd. in May 1998; and $250,000 of income from a partial recovery from a third party of an environmental liability that was paid by us. The environmental liability was originally recorded during the first quarter of 2002 and was the result of contamination that allegedly occurred in the pre-acquisition operations of a company acquired by a subsidiary of Medaphis Services Corporation. We acquired Medaphis Services Corporation in November 1998. The operations that caused the environment liability were unrelated to the accounts receivable outsourcing business. Other expense for the nine months ended September 30, 2002, included: an expense of $1.3 million from the estimated settlement of the environmental liability, net of a $305,000 recovery from a third party; and a $1.0 million insurance gain that resulted from the settlement of the insurance claim related to the June 2001 flood of the Fort Washington facilities. The insurance gain was principally due to greater than estimated insurance proceeds.

     Income tax expense. Income tax expense for the nine months ended September 30, 2003, decreased to $20.7 million, or 37.9 percent of income before income tax expense, from $23.1 million, or 37.9 percent of income before income tax expense, for the comparable period in 2002.

     Liquidity and Capital Resources

     Historically, our primary sources of cash have been bank borrowings, equity and debt offerings, and cash flows from operations. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

     Cash Flows from Operating Activities. Cash provided by operating activities was $79.4 million for the nine months ended September 30, 2003, as compared to $56.1 million for the same period in 2002. The increase in cash provided by operations was primarily attributable to a $688,000 increase in accounts payable and accrued expenses as compared to a $7.0 million decrease for the same period in the prior year. The decrease in 2002 was primarily attributable to the payment of certain accruals made in connection with the $23.8 million of one-time charges incurred during the second and third quarter of 2001. The increase in cash provided by operations was also attributable to a $6.0 million deposit made in the first quarter of 2002 in connection with a long-term collection contract. This deposit was part of the $10.2 million we received in July 2003 in connection with the long-term collection contract. A portion of the increases in cash provided by operations was offset by increases in other assets and deferred income taxes.

     Cash Flows from Investing Activities. Cash provided by investing activities was $1.2 million for the nine months ended September 30, 2003, compared to cash used in investing activities of $39.9 million for the same period in 2002. Cash purchases of accounts receivable for the nine months ended September 30, 2003 were $41.2 million as compared to $50.2 million for the comparable period in 2002, and collections applied to principal of purchased accounts receivable were $55.3 million as compared to $38.2 million. Purchases of property and equipment were $14.0 million for the nine months ended September 30, 2003, compared to $23.8 million for the same period in 2002. The additional purchases of property and equipment for the nine months ended September 30, 2002 was primarily attributable to the relocation of our corporate headquarters to Horsham, Pennsylvania. Cash used in investing activities for the nine months ended September 30, 2002 included net cash paid for acquisitions of $10.9 million from the acquisition of Great Lakes.

     Cash Flows from Financing Activities. Cash used in financing activities was $62.7 million for the nine months ended September 30, 2003, compared to cash used in financing activities of $17.3 million for the same period in 2002. The cash used in financing activities during the nine months ended September 30, 2003, resulted from repayments of borrowings under our senior credit facility, nonrecourse debt used to purchase large accounts receivable portfolios, and securitized debt assumed as part of the Creditrust merger. These repayments were partially offset by the $10.6 million borrowed from CFSC Capital Corp. XXXIV to purchase accounts receivable. The cash used in financing activities during the nine months ended September 30, 2002, resulted from repayments of borrowings under our credit facility and repayments of securitized debt assumed as part of the Creditrust merger. These repayments were partially offset by the $10.6 million borrowed under our senior credit facility to fund the purchase of Great Lakes and the $20.6 million borrowed from CFSC Capital Corp. XXXIV to purchase the Great Lakes portfolio and accounts receivable.

     Credit Facility. On August 13, 2003, we amended our credit agreement with Citizens Bank of Pennsylvania, formerly Mellon Bank, N.A., ("Citizens Bank"), for itself and as administrative agent for other participating lenders. The amendment extended the maturity date from May 20, 2004 to March 15, 2006 (the "Maturity Date"). The amended credit facility is structured as a $150 million term loan and a $50 million revolving credit facility. We are required to make quarterly repayments of $6.3 million on the term loan beginning on September 30, 2003, and continuing until the Maturity Date. The remaining balance outstanding under the term loan will become due on the Maturity Date. The balance under the revolving credit facility will become due on the Maturity Date.

     Until February 28, 2004, all borrowings bear interest at a rate equal to either, at our option, Citizens Bank's prime rate plus a margin of 1.25 percent (Citizens Bank's prime rate was 4.00 percent at September 30, 2003), or the London InterBank Offered Rate ("LIBOR") plus a margin of 3.00 (LIBOR was 1.12 percent at September 30, 2003). After February 28, 2004, all borrowings bear interest at a rate equal to either, at our option, Citizens Bank's prime rate plus a margin of 0.75 percent to 1.25 percent, which is determined quarterly based upon our consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio, or LIBOR plus a margin of 2.25 percent to 3.00 percent depending on our consolidated funded debt to EBITDA ratio. We are charged a fee on the unused portion of the credit facility of 0.50 percent until February 28, 2004, and ranging from 0.38 percent to 0.50 percent depending on our consolidated funded debt to EBITDA ratio after February 28, 2004.

     Borrowings under the credit agreement are collateralized by substantially all of our assets, including the common stock of NCO Portfolio that we own, and our rights under the revolving credit agreement with NCO Portfolio (see note
17). The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of September 30, 2003, we were in compliance with all required covenants.

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

     Other Nonrecourse Debt. In August 2002, NCO Portfolio entered into a four-year exclusivity agreement with CFSC Capital Corp. XXXIV ("Cargill"). The agreement stipulates that all purchases of accounts receivable by NCO Portfolio with a purchase price in excess of $4 million must be first offered to Cargill for financing at its discretion. The agreement has no minimum or maximum credit authorization. NCO Portfolio may terminate the agreement at any time after two years for a cost of $125,000 per month for each month of the remaining two years, payable monthly. If Cargill chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate plus 3.25 percent (prime rate was 4.00 percent at September 30, 2003). Each borrowing is due two years after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional interest, Cargill will receive 40 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note and the initial investment by NCO Portfolio, including imputed interest. Borrowings under this financing agreement are nonrecourse to NCO Portfolio and NCO, except for the assets within the special purpose entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill financed portfolios, in addition to other remedies. As of September 30, 2003, NCO Portfolio was in compliance with all required covenants.

     Off-Balance Sheet Arrangements

     NCO Portfolio owns a 100 percent retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC, which was acquired as part of the Creditrust merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. This securitization issued a nonrecourse note that is due the earlier of January 2004 or satisfaction of the note from collections, carries an interest rate of 8.61 percent, and had an outstanding balance of $2.4 million and $585,000 as of December 31, 2002 and September 30, 2003, respectively. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid, plus a cash reserve. As of September 30, 2003, the investment in securitization was $7.5 million, composed of $4.2 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues noncash income at a rate of 8 percent per annum on the residual cash flow component only. No income was recorded for the three and nine months ended September 30, 2003, due to concerns related to the future recoverability of the investment. We recorded income of $30,000 and $105,000 on this investment during the three and nine months ended September 30, 2002, respectively. The off-balance sheet cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received, after the securitization note has been repaid, have been pledged as collateral against another securitized note.

     NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture"), with IMNV Holdings, LLC ("IMNV"). The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. Gains and losses are shared equally between NCO Portfolio and IMNV. Included in "other assets" on the Balance Sheets was NCO Portfolio's investment in the Joint Venture of $3.4 million and $4.1 million as of December 31, 2002 and September 30, 2003, respectively. Included in the Statements of Income, as "interest and investment income," for the three months ended September 30, 2002 and 2003, was $72,000 and $715,000, respectively, representing NCO Portfolio's 50 percent share of operating income from this unconsolidated subsidiary. Income of $375,000 and $1.7 million was recorded from this unconsolidated subsidiary for the nine months ended September 30, 2002 and 2003, respectively. The Joint Venture has access to capital through CFSC Capital Corp. XXXIV ("Cargill Financial") who, at its option, lends 90 percent of the cost of the purchased accounts receivable to the Joint Venture. Borrowings carry interest at the prime rate plus 4.25 percent (prime rate was 4.00 percent as of September 30, 2003). Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and the Joint Venture's investment is returned, including interest. Thereafter, Cargill Financial is paid a residual of 50 percent of collections less servicing costs. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. The debt is cross-collateralized by all portfolios in which the lender participates, and is nonrecourse to NCO Portfolio and NCO.

     Market Risk

     We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $250,000 for each $100 million of variable debt outstanding for the entire year. From time to time, we employ risk management strategies that may include the use of derivatives, such as interest rate swap agreements, interest rate ceilings and floors, and foreign currency forwards and options to manage these exposures. However, as of September 30, 2003, we were not party to any derivative instruments.

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

     Impact of Recently Issued and Proposed Accounting Pronouncements

     During 2001, the Accounting Staff Executive Committee approved an exposure draft on Accounting for Certain Purchased Loans or Debt Securities (formerly known as Discounts Related to Credit Quality) (Exposure Draft-December 1998). The proposal would apply to all companies that acquire loans for which it is probable at the acquisition date that all contractual amounts due under the acquired loans will not be collected. The proposal addresses accounting for differences between contractual and expected future cash flows from an investor's initial investment in certain loans when such differences are attributable, in part, to credit quality. The scope also includes such loans acquired in purchased business combinations. If adopted, the proposed Statement of Position, referred to as SOP, would supersede Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. In June 2001, the Financial Accounting Standards Board, referred to as FASB, cleared the SOP for issuance subject to minor editorial changes and planned to issue a final SOP in early 2002. The SOP has not yet been issued. The proposed SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio's initial cost of accounts receivable acquired. The proposed SOP would require that the excess of the contractual cash flows over expected future cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. The proposed SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. The exposure draft provides that previously issued annual financial statements would not need to be restated. The proposed effective date for adoption of this standard is fiscal years beginning after December 15, 2004. Until final issuance of this SOP, we cannot ascertain its effect on our reporting.

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

     In January 2003, FASB issued Interpretation No. 46 ("FIN" 46), "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 defines variable interest entities and requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. We adopted FIN 46 in the third quarter of 2003, and it did not have a material impact on our financial position and results of operations.

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

Part II.  Other Information


Item 1.  Legal Proceedings

         In October 2003, the Company was notified by the Federal Trade Commission ("FTC") that it intends to pursue a claim against the Company for violations of the Fair Credit Reporting Act ("FCRA") relating to certain aspects of the Company's credit reporting practices during 1999 and 2000.

         The allegations relate primarily to a large group of consumer accounts from one client that were transitioned to the Company for servicing during 1999. The Company received incorrect information from the prior service provider at the time of transition. The Company became aware of the incorrect information during 2000 and ultimately removed the incorrect information from the consumers' credit files. The Company does not believe that it is liable for any monetary penalties under the FCRA. However, the Company is currently negotiating a settlement of this matter with the FTC, although no assurance can be given that a settlement will be reached.

         The Company is also a party to a class action litigation regarding this group of consumer accounts. A tentative settlement of the class action litigation has been agreed to and is subject to court approval. The Company believes that the class action litigation is covered by insurance, subject to applicable deductibles.

         The FTC is also alleging that certain reporting violations occurred on a small subset of the Company's purchased accounts receivable.

         The Company believes that the resolution of these matters will not have a material adverse effect on its financial position, results of operations or business.

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

         The Company is involved in other legal proceedings and regulatory investigations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings or regulatory investigations will have a materially adverse effect on the financial condition or results of operations of the Company.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

     31.1     Certification of Chief Executive Officer

     31.2     Certification of Chief Financial Officer

     32.1     Section 1350 Certification

     99.1     Consolidating Schedules

(b) Reports on Form 8-K

         Date of
         Filing / Furnishing  Item Reported
         -------------------  -------------

         8/8/03 Item 7 and Item 9 - Press release from the earnings release for the second quarter of 2003

         8/13/03 Item 7 and Item 9 - Conference call transcript from the earnings release for the second quarter of 2003

         8/19/03 Item 7 and Item 9 - Press release announcing the refinancing of the credit facility

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 14, 2003      By:  Michael J. Barrist
                                     ------------------
                                     Michael J. Barrist
                                     Chairman of the Board, President
                                     and Chief Executive Officer
                                     (principal executive officer)



Date:    November 14, 2003      By: Steven L. Winokur
                                    -----------------
                                     Steven L. Winokur
                                     Executive Vice President of Finance,
                                     Chief Financial Officer, Chief Operating
                                     Officer of Shared Services and Treasurer
                                     (principal financial and
                                     accounting officer)