Form 10-K
period 2003-12-31
NCO GROUP INC
filed 2004-03-15
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
    (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the Fiscal Year ended December 31, 2003
                                             -----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                           Commission File No. 0-21639
                                               -------

                                 NCO GROUP, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

Pennsylvania                                          23-2858652
------------                                          ----------
(State or other jurisdiction of                       (IRS Employer Identification No.)
incorporation or organization)

507 Prudential Road, Horsham, Pennsylvania            19044
------------------------------------------            -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (215) 441-3000
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            -----
Securities registered pursuant to Section 12(g) of the Act: Common stock, no par value
                                                            --------------------------
                                                            (Title of Class)

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

The aggregate market value of voting and nonvoting common equity held by nonaffiliates was approximately $412,067,723(1).


The number of shares of the registrant's common stock outstanding as of March 12, 2004 was 26,035,777.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement to be filed in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Report; provided, however, that the Compensation Committee Report, the Audit Committee Report, the graph showing the performance of the Company's stock and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934. Other documents incorporated by reference are listed in the Exhibit Index.

                                _________________

(1)The aggregate market value of the voting and nonvoting common equity held by nonaffiliates set forth equals the number of shares of the registrant's common stock outstanding, reduced by the number of shares of common stock held by officers, directors and shareholders owning 10 percent or more of the registrant's common stock, multiplied by $17.89, the last reported sale price for the registrant's common stock on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed. The information provided herein is included solely for record-keeping purposes of the Securities and Exchange Commission.

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
                                     PART I

Item 1.       Business.                                                                           2
Item 2.       Properties.                                                                        27
Item 3.       Legal Proceedings.                                                                 28
Item 4.       Submission of Matters to a Vote of Security Holders.                               28
Item 4.1      Executive Officers of the Registrant who are not also Directors.                   29

                                     PART II

Item 5.       Market for Registrant's Common Equity and
                  Related Shareholder Matters.                                                   31
Item 6.       Selected Financial Data.                                                           32
Item 7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                           33
Item 7a       Quantitative and Qualitative Disclosures about Market Risk.                        47
Item 8.       Financial Statements and Supplementary Data.                                       47
Item 9.       Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure.                                                      47
Item 9a.      Controls and Procedures.                                                           47

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.                                49
Item 11.      Executive Compensation.                                                            49
Item 12.      Security Ownership of Certain Beneficial Owners and Management
                  and Related Shareholder Matters.                                               49
Item 13.      Certain Relationships and Related Transactions.                                    49
Item 14.      Principal Accountant Fees and Services.                                            49


                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                  50
              Signatures.                                                                        56

              Index to Consolidated Financial Statements and Financial
                  Statement Schedule.                                                           F-1

     As used in this Annual Report on Form 10-K, unless the context otherwise requires, "we," "us," "our," "Company" or "NCO" refers to NCO Group, Inc. and its subsidiaries.

Forward-Looking Statements

     Certain statements included in this Annual Report on Form 10-K, including without limitation statements in Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations, the Company's growth strategy, the pending acquisitions of RMH Teleservices, Inc., referred to as RMH, and the minority interest of NCO Portfolio Management, Inc., referred to as NCO Portfolio, fluctuations in quarterly operating results, the long-term collection contract, the final outcome of the environmental liability, the final outcome of the Company's litigation with its former landlord, the final outcome of the Federal Trade Commission investigation, the effects of terrorist attacks, war and the economy on the Company's business, expected increases in operating efficiencies, anticipated trends in the accounts receivable management industry, estimates of future cash flows of purchased accounts receivable, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements, and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with the acquisition of RMH and the minority interest of NCO Portfolio and their operations, risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks related to purchased accounts receivable, risks associated with technology, risks related to the final outcome of the environmental liability, risks related to the final outcome of the Company's litigation with its former landlord, risks related to the final outcome of the Federal Trade Commission investigation, risks related to the Company's litigation, regulatory investigations and tax examinations, risks related to past or possible future terrorist attacks, risks related to the threat or outbreak of war or hostilities, risks related to the domestic and international economy, risks related to the Company's international operations, and other risks described under Item 1. "Business - Investment Considerations" or in the Company's other filings made from time to time with the Securities and Exchange Commission, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise.

                                     PART I

Item 1. Business.

General

     We believe we are the largest provider of outsourced accounts receivable management and collection services in the world, serving a wide range of clients in North America and abroad. Our extensive industry knowledge, technological expertise, management depth, and long-standing client relationships enable us to deliver customized solutions that improve our clients' accounts receivable recovery rates, thus improving their financial performance. Our services are provided through the utilization of sophisticated technologies, including advanced workstations, leading-edge client interface systems, and call management systems composed of predictive dialers, automated call distribution systems, digital switching and customized computer software. We have approximately 9,000 employees who provide our services through the operation of 77 centers.

     Our website is www.ncogroup.com. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

     In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings (excluding exhibits) made with the SEC. Requests should be directed to:

         NCO Group, Inc.
         507 Prudential Road
         Horsham, PA  19044
         Attention: Steven L. Winokur, Executive Vice President, Finance;
                    Chief Financial Officer; Chief Operating Officer of Shared Services; and Treasurer

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

     We operate in a large industry with positive growth dynamics. Growth in our industry is fundamentally driven by the continuing growth in consumer and commercial debt. According to The Kaulkin Report, an industry publication, overall consumer debt in 2000 exceeded $8.3 trillion. Approximately $135 billion of delinquent consumer debt was estimated to have been placed for collection with third-party collection agencies during 2000, nearly double the $73 billion placed in 1990. The primary market sectors within our industry are financial services, healthcare, and retail and commercial. Other important market sectors include telecommunications, utilities, education, and government.

     The accounts receivable management and collection industry is highly fragmented. Based on information obtained from the American Collectors Association, there are approximately 6,500 accounts receivable management and collection companies in the United States, the majority of which are small, local businesses. We believe that many smaller competitors have insufficient capital to expand and invest in technology and are unable to adequately meet the geographic coverage, and privacy and quality standards demanded by businesses seeking to outsource their accounts receivable management function.

Strategy

     Our strategy is to transition into a global provider of business process outsourcing services while maintaining our market dominance as a global provider of accounts receivable management and collection services. Our strategy to achieve these objectives includes the following elements:

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

     Business Process Improvements - We continually develop and enhance our technology and infrastructure with initiatives that improve the efficiency of our operations and enhance client service. Examples of recent initiatives include:

     o Online access for subcontractor agencies: Leveraging the technology put in place to service our Attorney Network System (NCOeForwardEase), which brings us online with over 80 attorneys from across the United States, we have expanded this system to also support the needs of data exchange with other agencies we utilize to service accounts. These agencies are now able to receive, process, and return updates for all forwarded accounts using the latest web server technology.

     o Quality control over client data exchange: We have continued to enhance a proprietary software product that tracks both the client inbound files and the client remittance files. This system now incorporates all the features for both quality and production control.

     o Web-enabled electronic bill payment for our clients and their customers:
We have developed web-based platforms that process real-time credit card authorizations and electronic bank draft payments that are then applied to customer accounts on the client's billing system. The system is available to the clients' employees inside their own call centers and to their customers for self-service over the Internet.

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

     o On-going business process reengineering: We continue to drive improved performance and reduced cost through our on-going focus on business process improvement. Through the deployment of enhanced imaging technology we will continue to reduce the dependency on paper-driven processes and give us the flexibility to complete these administrative tasks at any location, on-shore, near-shore, or off-shore.

     o Technology support center: This industry-leading IT Infrastructure monitoring and management system provides graphical displays and a notification system that rapidly alerts trained staff to potential business-impacting problems. In many cases, the staff is alerted before the end-user community is affected. This industry innovation allows us to combine the classic IT Help Desk and the first and second levels of systems and network administration roles to provide maximized return on investment, increased quality of end-user support, and a single point of information coordination and dissemination to our end users, IT engineers and business management.

     o Enhanced data security: We continue to deploy both physical and system security enhancements to help ensure ongoing protection and privacy of NCO and client data as well network and systems hardening.

     Expand internationally - We believe that business process outsourcing is gaining widespread acceptance throughout Canada, Europe and Australasia. Our international expansion strategy is designed to capitalize on each of these markets in the near term, as well as continue to develop access to lower-cost foreign labor. We operate in Canada and the United Kingdom through wholly owned subsidiaries and we are one of the largest providers of consumer collection services in both of these markets. We expect to further penetrate these markets through increased sales of accounts receivable management and collection services. Additionally, we expect to pursue direct investments, strategic alliances and partnerships as well as further explore acquisitions in these markets. These types of alliances enhance our service offerings as well as increase the awareness of NCO as a global provider of accounts receivable management and collection services.

     In addition to providing services to these core markets, we also provide our domestic clients with a cost-effective option of using such foreign labor markets as Canada, India and Barbados to provide effective services. We currently have approximately 1,100, 450 and 80 telephone representatives working in Canada, India and Barbados for our U.S. clients, respectively. We are in the process of expanding our presence in India and Barbados as well as exploring new opportunities in other labor markets such as Australia, Eastern Europe, Central America and the Caribbean.

     Continued purchases of delinquent accounts receivable through NCO Portfolio
- Since 1991, we have purchased, collected and managed portfolios of purchased accounts receivable. These portfolios have consisted primarily of delinquent accounts receivable. Due to the profitability of these purchases, we expanded our presence in this marketplace in 1999 and determined that it would be beneficial to further expand our presence, while at the same time limiting our exposure to credit risk. Under the terms of our credit agreement, our investment in NCO Portfolio currently is limited to $50.0 million. In order to take advantage of larger purchase opportunities without increasing its exposure to individual portfolios, NCO Portfolio entered into a four-year financing agreement with CFSC Capital Corp. XXXIV ("Cargill") in August 2002. The agreement stipulates that all purchases of accounts receivable by NCO Portfolio with a purchase price in excess of $4.0 million must be first offered to Cargill for the opportunity to finance. Cargill, at its sole discretion, has the right to refuse to finance any of the purchased accounts receivable. Borrowings under this financing agreement are nonrecourse to us and NCO Portfolio but are collateralized by the accounts receivable purchased through Cargill and cross-collateralized with all other accounts receivable purchases financed by Cargill.

     As of December 31, 2003, NCO Portfolio had an investment of $4.0 million for its 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC, referred to as the Joint Venture, with IMNV Holdings, LLC, referred to as Marlin. The Joint Venture was set up to purchase utility, medical and other various small balance accounts receivable. The Joint Venture is accounted for using the equity method of accounting. The Joint Venture has access to capital through a specialty finance lender who, at its option, lends 90 percent of the value of the purchased accounts receivable to the Joint Venture. The debt is cross-collateralized by all portfolios in which the lender participates and is nonrecourse to NCO Portfolio.

     In the future, NCO Portfolio may develop additional growth opportunities including, partnerships with banks, commercial lenders, and other investors who will provide additional funding sources for purchases of delinquent accounts receivable. By utilizing such risk-sharing partnerships, NCO Portfolio will gain access to capital while limiting both our and NCO Portfolio's exposure to credit risk.

     Continue to explore strategic acquisition opportunities - During 2002, we completed the acquisitions of Great Lakes Collection Bureau, Inc. and The Revenue Maximization Group, Inc.

     On November 18, 2003, NCO and RMH Teleservices, Inc., referred to as RMH, a provider of customer relationship management services, announced that they entered into an agreement by which RMH would be merged with a wholly owned subsidiary of NCO. Pursuant to the proposed merger, we would acquire RMH in a transaction expected to be tax-free to the shareholders of RMH. Under the RMH merger agreement, as amended, RMH's shareholders will receive 0.2150 shares of NCO common stock for each share of RMH common stock. The transaction is subject to a collar arrangement. It is anticipated that the Company will issue approximately 3.4 million shares of NCO common stock to RMH's shareholders. It is also anticipated that the Company will issue approximately 593,000 additional shares of NCO common stock upon the exercise of currently outstanding options and warrants to purchase RMH common stock to be assumed by the Company in the merger. This acquisition is expected to be completed in April 2004. We believe that RMH's customer relationship management services will enhance our ability to provide a broader range of business process outsourcing services to our clients in various industry sectors.

     On December 15, 2003, NCO and NCO Portfolio announced that they entered into an agreement by which NCO Portfolio would be merged with a wholly owned subsidiary of NCO. We currently own approximately 63.3 percent of the outstanding stock of NCO Portfolio and pursuant to the proposed merger would acquire all NCO Portfolio shares that we do not own in a transaction expected to be tax-free to the stockholders of NCO Portfolio. Michael J. Barrist, chairman of the board, president and chief executive officer of NCO, also serves as chairman of the board, president and chief executive officer of NCO Portfolio and beneficially owns 2.8 percent of NCO Portfolio's outstanding common stock, excluding stock options. Under the NCO Portfolio merger agreement, NCO Portfolio's minority stockholders will receive 0.36187 of a share of NCO common stock for each share of NCO Portfolio common stock. We will issue approximately
1.8 million shares of NCO common stock to NCO Portfolio's minority stockholders. Under the NCO Portfolio merger agreement, if the average closing sale price of NCO common stock for the 10 day trading period ending on the second day prior to the closing date of the transaction were to be less than $21.50 per share, NCO Portfolio would have the right to terminate the NCO Portfolio merger agreement unless we were to agree to improve the exchange ratio so that the NCO Portfolio minority stockholders receive that number of shares of NCO common stock with a value equivalent to the $21.50 price, based on such 10 trading day average stock price. We will also assume all outstanding NCO Portfolio stock options. This transaction is expected to be completed in March 2004. We believe that the combined company will be able to more effectively pursue, in a coordinated manner, strategic growth opportunities and other expansion strategies, in part due to improved integration and coordination between NCO Portfolio and us.

     The accounts receivable management and collection industry is highly fragmented with over 6,500 participants in the United States. The vast majority of these participants are small, local businesses. Although our current focus is on internal growth and the integration of the RMH and NCO Portfolio acquisitions, we believe we will continue to find attractive acquisition opportunities over time.

     HIPAA compliance - During 2003, we completed the implementation of new policies and procedures designed to ensure our continuing compliance with the new standards for privacy, data security, and administrative simplification under the Health Insurance Portability and Accountability Act of 1996, referred to as HIPAA. We enhanced our data security programs, tested and upgraded, as necessary, physical security at all healthcare service centers, and completed the implementation of HIPAA privacy training for all healthcare staff. We continued the rollout of HIPAA privacy practices as the "best practices" across all of our business lines to ensure the protection and the confidentiality of all clients' data.

Services

     Accounts Receivable Management and Collection

     We provide a wide range of accounts receivable management and collection services to our clients by utilizing an extensive technological infrastructure. Although most of our accounts receivable management and collection services to date have focused on the recovery of traditional delinquent accounts, we also engage in the recovery of current accounts receivable and early stage delinquencies (generally, accounts which are 90 days or less past due). We generate approximately 70 percent of our revenue from the recovery of delinquent accounts receivable on a contingency fee basis. In addition, we generate revenue from fixed fees for certain accounts receivable management and collection and other related services. We seek to be a low-cost provider and, as such, our contingent fees typically range from 15 percent to 35 percent of the amounts recovered on behalf of our clients. However, fees can range from six percent for the management of accounts placed early in the accounts receivable cycle to 50 percent for accounts that have been serviced extensively by the client or by third-party providers. Our average fee for contingency-based revenue across all industries, excluding the long-term collection contract, was approximately 19 percent during 2003, 2002 and 2001.

     Accounts receivable management and collection services typically include the following activities:

     Engagement Planning. Our approach to accounts receivable management and collection for each client is determined by a number of factors, including account size and demographics, the client's specific requirements and management's estimate of the collectibility of the account. We have developed a library of standard processes for accounts receivable management and collection, which is based upon our accumulated experience. We integrate these processes with our client's requirements to create a customized recovery solution. In many instances, the approach will evolve and change as the relationship with the client develops and both parties evaluate the most effective means of recovering accounts receivable. Our standard approach, which may be tailored to the specialized requirements of each client, defines and controls the steps that will be undertaken by us on behalf of the client and the manner in which we will report data to the client. Through our systematic approach to accounts receivable management and collection, we remove most decision making from the recovery staff and ensure uniform, cost-effective performance.

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

     Payment Process. After we receive payment from the client's customer, depending on the terms of our contract with the client, we can either remit the amount received minus our fee to the client or remit the entire amount received to the client and subsequently bill the client for our services.

     Activity Reports. Clients are provided with a system-generated set of standardized or customized reports that fully describe all account activity and current status. These reports are typically generated monthly; however, the information included in the report and the frequency that the reports are generated can be modified to meet the needs of the client.

     Quality Tracking. We emphasize quality control throughout all phases of the accounts receivable management and collection process. Some clients may specify an enhanced level of supervisory review and others may request customized quality reports. Large national credit grantors will typically have exacting performance standards which require sophisticated capabilities, such as documented complaint tracking and specialized software to track quality metrics to facilitate the comparison of our performance to that of our peers.

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

     Attorney Network Services. We coordinate litigation undertaken on behalf of our clients through a nationwide network of more than 80 law firms whose attorneys specialize in collection litigation. Our collection support staff manages the attorney relationships and facilitates the transfer of all necessary documentation.

     NCOePayments. We can provide clients with a virtual 24-hour payment center that is accessible by the use of telephones or the Internet.

     Credit and Investigative Reporting Service. We develop the information needed to profile commercial debtors and make decisions affecting extensions of credit.

Technology and Infrastructure

     We have made a substantial investment in our information systems such as thin client network computing devices, predictive dialers, automated call distribution systems, digital switching, and customized computer software, including the NCO ACCESS Interface Manager. As a result, we believe we are able to address accounts receivable management and collection activities more reliably and more efficiently than our competitors. Our Information Technology staff is comprised of approximately 200 employees led by a Chief Information Officer. We provide our services through the operation of 77 centers that are electronically linked through an international wide area network, with the exception of our two United Kingdom centers.

     We maintain disaster recovery contingency plans and have implemented procedures to protect against the loss of data resulting from power outages, fire and other casualties. We have implemented a security system to protect the integrity and confidentiality of our computer systems and data, and we maintain comprehensive business interruption and critical systems insurance on our telecommunications and computer systems. Our systems also permit network access to enable clients to electronically communicate with us and monitor operational activity on a real-time basis.

     Our call centers utilize predictive dialers with over 5,200 stations to address our low-balance, high-volume accounts. These systems scan our databases, simultaneously initiate calls on all available telephone lines, and determine if a live connection is made. Upon determining that a live connection has been made, the computer immediately switches the call to an available representative and instantaneously displays the associated account record on the representative's workstation. Calls that reach other signals, such as a busy signal, telephone company intercept or no answer, are tagged for statistical analysis and placed in priority recall queues or multiple-pass calling cycles. The system also automates virtually all record keeping and follow-up activities including letter and report generation. Our automated method of operations dramatically improves the productivity of our collection staff.

Sales and Marketing

     Our sales force is organized into three functional groups to best match our sales professionals' experience and expertise with the appropriate target market. This cost-effective structure allows us to strategically allocate resources corresponding to potential revenue and partnership opportunities.

     The largest group consists of approximately 300 telephone sales representatives who specialize in business-to-business accounts receivable solutions for small to mid-sized companies.

     Our core sales force, composed of approximately 70 sales professionals, is organized by industry vertical and geographical location to ensure the highest level of focus and service to potential and existing business partners. This group specializes in direct sales efforts aimed at delivering customized outsourced solutions primarily within the accounts receivable management market space.

     To help facilitate our successful entrance into the business process outsourcing arena, we recently implemented an additional group responsible for enterprise-wide sales efforts. This team consists of approximately 10 seasoned sales veterans who focus on forming and cultivating strategic, long-term partnerships with large, multinational firms in order to maximize outsourcing opportunities via our full suite of accounts receivable and customer relationship management services.

     Our in-house marketing department provides innovative customer contact solutions and sales support by performing a wide range of personalized services such as customer database administration, advertising, marketing campaigns and direct mailings, collateral development, trade show and site visit management, market and competitive research, and more. They also maintain a dedicated team of skilled writers who prepare detailed, professional responses to formal requests for proposals and requests for information.

Quality Assurance and Client Service

     Our reputation for quality service is critical to acquiring and retaining clients. Therefore, we and our clients monitor our representatives for strict compliance with client specifications and our policies. We regularly measure the quality of our services by capturing and reviewing such information as the amount of time spent talking with clients' customers, level of customer complaints and operating performance. In order to provide ongoing improvement to our telephone representatives' performance and to ensure compliance with our policies and standards, quality assurance personnel monitor each telephone representative on a frequent basis and provide ongoing training to the representative based on this review. Our information systems enable us to provide clients with reports on a real-time basis as to the status of their accounts and clients can choose to network with our computer system to access such information directly.

     We maintain a client service department to promptly address client issues and questions and alert senior executives of potential problems that require their attention. In addition to addressing specific issues, a team of client service representatives contact clients on a regular basis in order to establish a close rapport, determine clients' overall level of satisfaction, and identify practical methods of improving their satisfaction.

Client Relationships

     Our client base currently includes over 50,000 companies in the financial services, healthcare, retail and commercial, telecommunications, utilities, education and government sectors. Our 10 largest clients in 2003 accounted for approximately 31 percent of our revenue. In 2003, our largest client accounted for 10.3 percent of total revenue. No other client accounted for more than 10 percent of total revenue. In 2003, we derived 40.0 percent of our revenue, excluding purchased accounts receivable, from financial services (which included the banking and insurance sectors), 23.2 percent from healthcare organizations,
13.7 percent from retail and commercial entities, 10.2 percent from telecommunications companies, 7.3 percent from utilities, 4.7 percent from educational organizations, and 0.9 percent from government entities.

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

     We have a long-term collection contract with a large client to provide collection services. We receive a base service fee based on collections. We also earn a bonus to the extent collections are in excess of the guarantees. We are required to pay the client, subject to limits, if collections do not reach the guarantees. Any guarantees in excess of the limits will only be satisfied with future collections. We are entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections in excess of any remaining guarantees.

Personnel and Training

     Our success in recruiting, hiring and training a large number of employees is critical to our ability to provide high quality accounts receivable management and collection, customer support and teleservices programs to our clients. We seek to hire personnel with previous experience in accounts receivable management and collections or with experience as telephone representatives. We generally offer internal promotion opportunities and competitive compensation and benefits.

     All of our collection personnel receive comprehensive training that consists of a combination of classroom and practical experience. Prior to customer contact, new employees receive one week of training in our operating systems, procedures and telephone techniques and instruction in applicable federal and state regulatory requirements. Our personnel also receive a wide variety of continuing professional education consisting of both classroom and role-playing sessions.

     As of December 31, 2003, we had a total of approximately 8,300 full-time employees and 700 part-time employees, of which 7,400 are telephone representatives. As of December 31, 2003, we also utilized 450 and 80 telephone representatives through a subcontractor in India and Barbados, respectively. Our employees are not represented by a labor union. We believe that our relations with our employees are good.

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

     We provide services to healthcare clients, which as providers of healthcare services are considered "covered entities" under Health Insurance Portability and Accountability Act of 1996, referred to as HIPAA. As covered entities, our clients must comply with the new standards for privacy, transaction and code sets, and data security. Under HIPAA, we have been deemed to be a "business associate", which requires that we protect the security and privacy of "protected health information" provided to us by our clients for the collection of payments for healthcare services. In 2003, we implemented HIPAA compliance training and awareness programs for our healthcare service employees. We also have undertaken an ongoing process to test data security at all relevant levels. In addition, we reviewed physical security at all healthcare operation centers and, as appropriate, upgraded or added security systems to control access to all work areas.

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

Segment and Geographical Financial Information

     See note 20 in our Notes to Consolidated Financial Statements for disclosure of financial information regarding our segments and geographic areas.

History of Acquisitions

              The following is a summary of the acquisitions we completed since 1994 (dollars in thousands):

                                                                                                 Revenue for the
                                         Date                                    Value of       Fiscal Year Prior
                                       Acquired           Business            Purchase Price      to Acquisition
                                      ----------  ----------------------     ----------------  -------------------
The Revenue Maximization               12/9/02    A/R Management              $  17,500(1)          $ 24,648
  Group, Inc.

Great Lakes Collection Bureau, Inc.    8/19/02    A/R Management and             33,000(2)            52,250
                                                  Purchased A/R

Creditrust Corporation                 2/20/01    Purchased A/R                  25,000(3)            36,491

Compass International Services         8/20/99    A/R Management and            104,100              105,800(4)
  Corporation                                     Telemarketing

Co-Source Corporation                  5/21/99    A/R Management                124,600               61,100

JDR Holdings, Inc.                     3/31/99    A/R Management and            103,100               51,000
                                                  Telemarketing

Medaphis Services Corporation          11/30/98   A/R Management                117,500               96,700

MedSource, Inc.                         7/1/98    A/R Management                 35,700(5)            22,700

FCA International Ltd.                  5/5/98    A/R Management                 69,900               62,800

The Response Center                     2/6/98    Market Research                15,000                8,000

Collections Division of American        1/1/98    A/R Management                  1,700                1,700
  Financial Enterprises, Inc.

ADVANTAGE Financial                    10/1/97    A/R Management                  5,000                5,100
  Services, Inc.

Credit Acceptance Corporation          10/1/97    A/R Management                  1,800                2,300

Collections Division of CRW             2/2/97    A/R Management                 12,800               25,900
  Financial, Inc.

CMS A/R Services                       1/31/97    A/R Management                  5,100                6,800

Tele-Research Center, Inc.             1/30/97    Market Research and             2,200                1,800
                                                  Telemarketing

Goodyear & Associates, Inc.            1/22/97    A/R Management                  5,400                5,500

Management Adjustment                   9/5/96    A/R Management                  9,000               13,500
  Bureau, Inc.

Collections Division of Trans           1/3/96    A/R Management                  4,800                7,000
  Union Corporation

Eastern Business Services, Inc.         8/1/95    A/R Management                  2,000                2,000

B. Richard Miller, Inc.                4/29/94    A/R Management                  1,400                1,300

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

Risks Related to Our Business

     Decreases in our collections due to the economic condition in the United States may have an adverse effect on our results of operations, revenue and stock price.

     Due to the economic condition in the United States, which has led to high rates of unemployment and personal bankruptcy filings, the ability of consumers to pay their debts has significantly decreased. Defaulted consumer loans that we service or purchase are generally unsecured, and we may be unable to collect these loans in case of the personal bankruptcy of a consumer. Because of higher unemployment rates and bankruptcy filings, our collections may significantly decline, which may adversely impact our results of operations, revenue and stock price.

     Terrorist attacks, war and threats of attacks and war may adversely impact our results of operations, revenue and stock price.

     Terrorist attacks, war and threats of attacks and war may adversely impact our results of operations, revenue and stock price. Recent terrorist attacks in the United States and on United States targets abroad, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against United States targets and threats of war or actual conflicts involving the United States or its allies, may adversely impact our operations, including affecting our ability to collect our clients' accounts receivable. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the economy. They could also result in an adverse effect on the economy of the United States. Any of these occurrences could have a material adverse effect on our results of operations, collections and revenue, and may result in the volatility of the market price for our common stock.

     Our business is dependent on our ability to grow internally.

     Our business is dependent on our ability to grow internally, which is dependent upon:

     o our ability to retain existing clients and expand our existing client relationships; and
     o our ability to attract new clients.

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

Implementation of an enterprise resource planning system could cause business interruptions and negatively affect our profitability and cash flows.

We are planning to begin the process of implementing an enterprise resource planning, referred to as ERP, system in 2004 to improve customer service, enhance operating efficiencies, and provide more effective management of business operations. This implementation will enable us to better meet both the changing standards of industry technology and the needs of our customer base. Implementation of ERP systems and software carry risks such as cost overruns, project delays, business interruptions and delays, and the diversion of management's attention from operations. These risks could adversely affect us, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

     If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive.

     Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to identify and contact large numbers of debtors and record the results of our collection efforts. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We have made a significant investment in technology to remain competitive and we anticipate that it will be necessary to continue to do so in the future. Telecommunications and computer technologies are changing rapidly and are characterized by short product life cycles, so we must anticipate technological developments. If we are not successful in anticipating, managing, or adopting technological changes on a timely basis or if we do not have the capital resources available to invest in new technologies, our business could be materially adversely affected.

     We are highly dependent on our telecommunications and computer systems.

     As noted above, our business is highly dependent on our telecommunications and computer systems. These systems could be interrupted by terrorist acts, natural disasters, power losses, or similar events. Our business is also materially dependent on services provided by various local and long distance telephone companies. If our equipment or systems cease to work or become unavailable, or if there is any significant interruption in telephone services, we may be prevented from providing services. Because we generally recognize income only as accounts are collected, any failure or interruption of services would mean that we would continue to incur payroll and other expenses without any corresponding income.

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

     Many of our clients are concentrated in the financial services and healthcare sectors. If either of these sectors performs poorly or if there are any adverse trends in these sectors it could materially adversely affect us.

     For the year ended December 31, 2003, we derived approximately 40.0 percent of our revenue, excluding purchased accounts receivable, from clients in the financial services sector, and approximately 23.2 percent of our revenue from clients in the healthcare sector. If either of these sectors performs poorly, clients in these sectors may have fewer or smaller accounts to refer to us, or they may elect to perform accounts receivable management and collection services in-house. If there are any trends in any of these sectors to reduce or eliminate the use of third-party accounts receivable management and collection services, the volume of referrals we receive could decrease.

     We have international operations and various factors relating to our international operations could affect our results of operations.

     We operate in Canada and the United Kingdom. Approximately 5.4% of our 2003 revenues were derived from Canada and the United Kingdom. Political or economic instability in Canada or the United Kingdom could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenue, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political condition, trade protection measures, licensing and other legal requirements, and local tax issues.

     Unanticipated currency fluctuations in the Canadian Dollar, British Pound or Euro could lead to lower reported consolidated results of operations due to the translation of these currencies into U.S. dollars when we consolidate our financial results. In addition, NCO Group provides services to its U.S. clients through call centers in India and Barbados. The employees of the call centers are hired through a subcontractor. Any political or economic instability in India or Barbados could have an adverse impact on NCO Group's results of operations.

     Most of our contracts do not require clients to place accounts with us, may be terminated on 30 or 60 days notice and are on a contingent fee basis. We cannot guarantee that existing clients will continue to use our services at historical levels, if at all.

     Under the terms of most of our contracts, clients are not required to give accounts to us for collection and usually have the right to terminate our services on 30 or 60 days notice. Accordingly, we cannot guarantee that existing clients will continue to use our services at historical levels, if at all. In addition, most of these contracts provide that we are entitled to be paid only when we collect accounts. Therefore, under applicable accounting principles, we can recognize revenues only upon the collection of funds on behalf of clients.

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

     o Our investment in NCO Portfolio currently is limited to $50.0 million. If the value of our investment is impaired, it would have a material adverse effect on us.

     Our success depends on our senior management team and if we are not able to retain them, it could have a materially adverse effect on us.

     We are highly dependent upon the continued services and experience of our senior management team, including Michael J. Barrist, our Chairman, President and Chief Executive Officer. We depend on the services of Mr. Barrist and the other members of our senior management team to, among other things, continue the development and implementation of our growth strategies, and maintain and develop our client relationships.

     We may seek to make strategic acquisitions of companies. Acquisitions involve additional risks that may adversely affect us.

     We may be unable to make acquisitions because suitable companies in the accounts receivable management and collection business or the business process outsourcing business are not available at favorable prices due to increased competition for these companies.

     We may have to borrow money, incur liabilities, or sell or issue stock to pay for future acquisitions and we may not be able to do so at all or on terms favorable to us. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources. If we issue stock for all or a portion of the purchase price for future acquisitions, our shareholders' ownership interest may be diluted. If the price of our common stock decreases or potential sellers are not willing to accept our common stock as payment for the sale of their businesses, we may be required to use more of our cash resources, if available, in order to continue our acquisition program.

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

     We are dependent on our employees and a higher turnover rate would have a material adverse effect on us.

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

     Our employees are not represented by a labor union. If our employees attempt to organize a labor union, and are successful, this could increase our recruiting and training costs and could decrease our operating efficiency and productivity.

     If we fail to comply with government regulation of the collections industry, it could result in the suspension or termination of our ability to conduct business.

     The collections industry is regulated under various U.S. federal and state, Canadian and United Kingdom laws and regulations. Many states, as well as Canada and the United Kingdom, require that we be licensed as a debt collection company. The Federal Trade Commission has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. If we fail to comply with applicable laws and regulations, it could result in the suspension or termination of our ability to conduct collections, which would materially adversely affect us. In addition, new federal, state or foreign laws or regulations, or changes in the ways these rules or laws are interpreted or enforced, could limit our activities in the future or significantly increase the cost of regulatory compliance. If we expand our international operations, we may become subject to additional government controls and regulations in other countries, which may be stricter or more burdensome than those in the United States.

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

     We routinely publicly announce investor guidance concerning our expected results of operations. Our investor guidance contains forward-looking statements and may be affected by various factors discussed in "Investment Considerations" and elsewhere in this Annual Report on Form 10-K that may cause actual results to differ materially from the results discussed in the investor guidance. Our investor guidance reflects numerous assumptions, including our anticipated future performance, general business and economic conditions and other matters, some of which are beyond our control. In addition, unanticipated events and circumstances may affect our actual financial results. Our investor guidance is not a guarantee of future performance and the actual results throughout the periods covered by the investor guidance may vary from the projected results. If we do not achieve the results projected in our investor guidance, it could have a materially adverse effect on the market price of our common stock.

     If the acquisitions of RMH and the minority interest of NCO Portfolio are completed, merger related accounting impairment and amortization charges might reduce our profitability.

     If the acquisitions of RMH and the minority interest of NCO Portfolio are completed, under generally accepted accounting principles, the minority interest component of the acquired assets and assumed liabilities of NCO Portfolio and the acquired assets and assumed liabilities of RMH will be recorded on our books at their fair values at the dates the respective mergers are completed. Any excess of the value of the consideration paid by us at the date the merger is completed over the fair value of the minority interest component of the identifiable tangible and intangible assets of NCO Portfolio and over the fair value of the identifiable tangible and intangible assets of RMH, including customer lists for RMH, will be treated as excess of purchase price over the fair value of net assets acquired (commonly known as goodwill). Goodwill is not amortized for accounting purposes. However, the amounts allocable to certain identifiable intangible assets, including customer lists, are amortized over their respective useful lives. As a result, we may incur substantial accounting amortization charges that will affect our profitability. In addition, if in the future the book value of the goodwill is in excess of its fair value or we lose a significant RMH client, we may need to record an impairment charge to reduce goodwill or the customer list to its fair value.

     Goodwill represented 53.5 percent of our total assets at December 31, 2003. If the goodwill is deemed to be impaired, we may need to take a charge to earnings to write-down the goodwill to its fair value.

     Our balance sheet includes goodwill, which represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangibles," referred to as SFAS 142. As a result of adopting SFAS 142, we no longer amortize goodwill. Goodwill must be tested at least annually for impairment. The annual impairment test will be completed as of October 1st of each year. The test for impairment uses a fair value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. We make significant assumptions to estimate the future revenue and cash flows used to determine the fair value of our reporting units. If the expected revenue and cash flows are not realized or if a sustained significant depression in our market capitalization indicates that our assumptions are not accurately estimating our fair value, impairment losses may be recorded in the future.

     As of December 31, 2003, our balance sheet included goodwill that represented 53.5 percent of total assets and 103.3 percent of shareholders' equity. If the goodwill is deemed to be impaired under SFAS 142, we may need to take a charge to earnings to write-down the goodwill to its fair value and this could have a materially adverse effect on the market price of our common stock.

     You should be aware that our earnings for periods beginning after December 31, 2001, do not include charges for the amortization of goodwill and you should consider this when comparing such earnings with historical earnings for periods ended on or before December 31, 2001, which included goodwill amortization charges.

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

     In addition, the stock market in recent years has experienced significant price and volume fluctuations. Such volatility and decline have affected many companies irrespective of, or disproportionately to, the operating performance of these companies. These broad fluctuations may materially adversely affect the market price of our common stock.

     Most of our outstanding shares are available for resale in the public market without restriction. The sale of a large number of these shares could adversely affect our stock price and could impair our ability to raise capital through the sale of equity securities or make acquisitions for stock.

     Sales of our common stock could adversely affect the market price of our common stock and could impair our future ability to raise capital through the sale of equity securities or make acquisitions for stock. As of March 12, 2004, there were 26,035,777 shares of our common stock outstanding. Most of these shares are available for resale in the public market without restriction, except for shares held by our affiliates. Generally, our affiliates may either sell their shares under a registration statement or in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

     In addition, as of March 12, 2004, we had the authority to issue up to approximately 4,691,793 shares of our common stock under our stock option plans. We also had outstanding notes convertible into an aggregate of 3,797,084 shares of our common stock at a conversion price of $32.92 per share. Additionally, we had outstanding warrants to purchase approximately 21,762 shares of our common stock.

     If shareholders of RMH or stockholders of NCO Portfolio who receive our common stock in the mergers sell that stock immediately, it could cause a decline in the market price of our common stock.

     If the acquisitions of RMH and the minority interest of NCO Portfolio are completed at the anticipated exchange ratios, we will issue approximately 5.2 million shares of common stock and assume options to issue approximately 852,000 shares of common stock. All of these shares will be immediately available for resale in the public market, except that shares issued in the RMH merger to RMH shareholders who entered into lock up agreements with us and shares issued in the mergers to shareholders who are affiliates of RMH or NCPM before the mergers or who become affiliates of us after the merger, will be subject to certain restrictions on transferability. As a result of future sales of such common stock, or the perception that these sales could occur, the market price of our common stock may decline and could decline significantly before or at the time the mergers are completed or immediately thereafter. If this occurs, or if other shareholders sell significant amounts of our common stock immediately after the mergers are completed, these sales could cause a decline in the market price of our common stock.

     "Anti-takeover" provisions may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to shareholders.

     We are a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and our charter and bylaws could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold. For example, our charter provides that our board of directors may issue up to 5,000,000 shares of preferred stock without shareholder approval. In addition, our bylaws provide for a classified board, with each board member serving a staggered three-year term. Directors may be removed only for cause and only with the approval of the holders of at least 65 percent of our common stock.

Risks Related to NCO Portfolio's Business.

     NCO Portfolio is subject to additional business-related risks common to the purchase and management of defaulted consumer accounts receivable business. The results of NCO Portfolio are consolidated into our results. To the extent that those risks have an adverse effect on NCO Portfolio, they will have an adverse effect on our combined financial results. Some of those risks are:

     Collections may not be sufficient to recover the cost of investments in purchased accounts receivable and support operations.

     NCO Portfolio purchases past due accounts receivable generated primarily by consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. The accounts receivable are purchased from consumer creditors such as banks, finance companies, retail merchants, hospitals, utilities, and other consumer-oriented companies. Substantially all of the accounts receivable consist of account balances that the credit grantor has made numerous attempts to collect, has subsequently deemed uncollectable, and charged off its books. After purchase, collections on accounts receivable could be reduced by consumer bankruptcy filings, which have been on the rise. The accounts receivable are purchased at a significant discount, typically less than 10% of face value, to the amount the customer owes and, although NCO Portfolio estimates that the recoveries on the accounts receivable will be in excess of the amount paid for the accounts receivable, actual recoveries on the accounts receivable will vary and may be less than the amount expected, and may even be less than the purchase price paid for such accounts. The timing or amounts to be collected on those accounts receivable cannot be assured. If cash flows from operations are less than anticipated as a result of our inability to collect NCO Portfolio's accounts receivable, NCO Portfolio may not be able to purchase new accounts receivable and its future growth and profitability will be materially adversely affected. There can be no assurance that NCO Portfolio's operating performance will be sufficient to service its debt or finance the purchase of new accounts receivable.

     NCO Portfolio uses estimates in reporting results. If collections on portfolios are materially less than expected, NCO Portfolio may be required to record impairment expenses that could have a materially adverse effect on NCO Portfolio.

     NCO Portfolio's revenue is recognized based on estimates of future collections on portfolios of accounts receivable purchased. Although estimates are based on analytics, the actual amount collected on portfolios and the timing of those collections will differ from NCO Portfolio's estimates. If collections on portfolios are materially less than estimated, NCO Portfolio may be required to record impairment expenses that will reduce earnings and could materially adversely affect its earnings, financial condition and creditworthiness.

     NCO Portfolio may be adversely affected by possible shortages of available accounts receivable for purchase at favorable prices.

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

     NCO Portfolio may be unable to compete with other purchasers of past due accounts receivable, which may have an adverse effect on our combined financial results.

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

Risks Related to RMH's Business

     We have agreed to acquire RMH subject to conditions to closing. RMH is engaged in the outsourced customer relationship management business, also referred to as CRM. RMH has additional business risks that may have an adverse effect on the combined company if that acquisition is completed. If any of the following risks were to occur, RMH's business, financial condition or results of operations could be materially harmed and this could in turn significantly affect the value of our common stock after the merger with RMH.

     RMH has incurred significant losses in recent years. If the acquisition of RMH is completed, RMH's financial condition and results of operations could have an adverse effect on us.

     RMH incurred significant losses in fiscal 2003, 2002 and 2001 primarily as a result of bad debt expenses, impairment and restructuring charges, a charge associated with projected minimum purchase requirements under agreements with telephone long distance carriers related to the migration from outbound to inbound CRM services, underutilization of capacity, and unfavorable currency exchange rates between the United States and Canada which have resulted in higher operating costs in Canada to support clients in the United States. RMH incurred a significant loss in the first quarter of fiscal 2004 primarily as a result of a decline in billable hours resulting from the timing of telemarketing campaigns, reductions in outsourcing associated with recent economic conditions, the impact of the Do-Not-Call Implementation Act which resulted in a continued decline in outbound customer relationship management services, and continued unfavorable currency exchange rates between the United States and Canada. In addition, RMH had a working capital deficit of $17,241,000 and $14,569,000 at December 31, 2003 and September 30, 2003, respectively. The report of RMH's independent auditors on its financial statements for the year ended September 30, 2003 states that RMH's recurring losses from operations, uncertainty regarding the ability to remain in compliance with restrictive debt covenants under the revolving credit facility, and uncertainty regarding the ability to obtain additional financing to fund RMH's operations and capital requirements raise substantial doubt about RMH's ability to continue as a going concern. If the acquisition of RMH is completed, RMH's financial condition and results of operations could have an adverse effect on us.

     If we are not able to integrate RMH's operations into our business in a timely manner, the anticipated benefits of the proposed acquisition of RMH may not be realized in a timely fashion, or at all, and our existing business may be adversely affected.

     The success of the RMH acquisition will depend, in part, on our ability to realize the anticipated revenue enhancements, growth opportunities and synergies of combining with RMH and to effectively utilize the resources we will have following the merger. The merger involves risks related to the integration and management of acquired technology, operations and personnel. The integration of RMH's business will be a complex, time-consuming and potentially expensive process and may disrupt our business if not completed in a timely and efficient manner. Some of the difficulties that may be encountered by us include:

     o integration of administrative, financial, and information technology efforts and resources and coordination of marketing and sales efforts;
     o maintaining client relationships;
     o the diversion of management's attention from other ongoing business concerns; and potential conflicts between business cultures.

     If our management focuses too much time, money and effort to integrate RMH's operations and assets with ours, they may not be able to execute our overall business strategy or realize the anticipated benefits of the merger with RMH.

     RMH relies on a few major clients for a significant portion of its revenues. The loss of any of these clients or their failure to pay RMH could reduce RMH's revenues and adversely affect RMH's results of operations.

     Substantial portions of RMH's revenues are generated from a few key clients. One client, MCI WORLDCOM Communications, Inc. and MCI WORLDCOM Network Services, Inc., each a subsidiary of WorldCom, Inc. and collectively referred to as MCI, accounted for 34.2% of RMH's net revenues in 2003. MCI accounted for 32.0% and 32.5% of RMH's net revenues in the first quarter of fiscal 2004 and 2003, respectively. In addition, two other clients each accounted for over 10% of RMH's net revenues in 2003. Most of RMH's clients are not contractually obligated to continue to use RMH's services at historic levels or at all. If any of these clients were to significantly reduce the amount of services RMH performs for them, fail to pay RMH, or terminate the relationship altogether, RMH's revenues and business would be harmed.

     On July 21, 2002, WorldCom, Inc. announced that it had filed for voluntary relief under Chapter 11 of the United States Bankruptcy Code. While RMH continued to provide services to MCI, these events create uncertainty about RMH's future business relationship with MCI, which, if not resolved in a manner favorable to RMH, could have a significant adverse impact on RMH's future operating results and liquidity. In the event that RMH's business relationship with MCI were to terminate, RMH's contracts with MCI call for certain wind-down periods and the payment by RMH of certain termination fees, as defined in such contracts, during which time RMH would seek new business volume. However, replacing lost MCI business volume is subject to significant uncertainty, could take substantially longer than the wind-down periods, and would be dependent on a variety of factors which RMH's management cannot predict at this time.

     A decrease in demand for RMH's services in one or more of the industries to which RMH provides services could reduce RMH's revenues and adversely affect RMH's results of operations.

     RMH's success is dependent in large part on continued demand for its services from businesses within the telecommunications, financial services, insurance, technology and logistics industries. A reduction in or the elimination of the use of outsourced CRM services within any of these industries could harm RMH's business.

     An increase in communication rates or a significant interruption in communication service could harm RMH's business.

     RMH's ability to offer services at competitive rates is highly dependent upon the cost of communication services provided by various local and long distance telephone companies. Any change in the telecommunications market that would affect RMH's ability to obtain favorable rates on communication services could harm RMH's business. Moreover, any significant interruption in communication service or developments that could limit the ability of telephone companies to provide RMH with increased capacity in the future could harm RMH's existing operations and prospects for future growth.

     Fluctuations in currency exchange rates could adversely affect RMH's business.

     A significant portion of RMH's business is conducted in Canada. RMH's results of operations have been negatively impacted by the increase in the value of the Canadian dollar in relation to the value of the U.S. dollar over the past nine months, which has increased RMH's cost of doing business in Canada. Further increases in the value of the Canadian dollar in relation to the value of the U.S. dollar would further increase such costs and adversely affect RMH's results of operations. In addition, RMH expects to expand its operations into other countries and, accordingly, will face similar exchange rate risk with respect to the costs of doing business in such countries as a result of any increases in the value of the U.S. dollar in relation to the currencies of such countries. There is no guarantee that RMH will be able to successfully hedge its foreign currency exposure in the future.

     RMH may not be able to effectively win business against its competition.

     The CRM services industry is highly competitive. RMH competes with:

     o the in-house CRM operations of its clients or potential clients;
     o other outsourced CRM providers, some of which have greater resources than RMH has; and
     o providers of other marketing and CRM formats and, in particular, other forms of direct marketing such as interactive shopping and data collection through television, the internet and other media.

     Many businesses that are significant consumers of CRM services use more than one CRM services firm at a time and reallocate work among various firms from time to time. RMH and other firms seeking to perform outsourced CRM services are frequently required to compete with each other as individual programs are initiated. RMH cannot be certain that it will be able to compete effectively against its current competitors or that additional competitors, some of which may have greater resources than RMH has, will not enter the industry and compete effectively against it. As competition in the industry increases, RMH may face increasing pressure on the prices for its services. RMH will face continued pricing pressure as its competitors migrate call centers to lower cost labor markets.

     Consumer resistance to outbound services could harm the customer relationship management services industry.

     As the CRM services industry continues to grow, the effectiveness of CRM services as a direct marketing tool may decrease as a result of consumer saturation and increased consumer resistance to customer acquisition activities, particularly direct sales.

     Government regulation of the customer relationship management industry and the industries RMH serves may increase RMH's costs and restrict the operation and growth of RMH's business.

     The CRM services industry is subject to an increasing amount of regulation in the United States and Canada. Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the Federal Trade Commission, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys' fees in the event that regulations are violated. The Canadian Radio-Television and Telecommunications Commission enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. If the acquisition of RMH is completed, we cannot assure you that RMH will be in compliance with all applicable regulations at all times. We also cannot assure you that new laws, if enacted, will not adversely affect or limit RMH's current or future operations.

     Several of the industries served by RMH, particularly the insurance, financial services and telecommunications industries, are subject to government regulation. RMH could be subject to a variety of private actions or regulatory enforcement for RMH's failure or the failure of RMH's clients to comply with these regulations. RMH's results of operations could be adversely impacted if the effect of government regulation of the industries RMH serves is to reduce the demand for RMH's services or expose RMH to potential liability. RMH and its employees who sell insurance products are required to be licensed by various state insurance commissions for the particular type of insurance product sold and to participate in regular continuing education programs. RMH's participation in these insurance programs requires RMH to comply with certain state regulations, changes in which could materially increase RMH's operating costs associated with complying with these regulations.

     RMH may be unable to hire or retain qualified personnel.

     By its nature, RMH's industry is labor intensive. CRM representatives, who make up a significant portion of RMH's workforce, generally receive modest hourly wages. RMH's recruiting and training costs are increased and RMH's operating efficiency and productivity are decreased by:

     o any increases in hourly wages, costs of employee benefits or employment taxes;
     o the high turnover rate experienced in RMH's industry;
     o the high degree of training necessary for some of RMH's CRM service offerings, particularly insurance product customer acquisition and technology customer service;
     o RMH's rapid growth; and
     o competition for qualified personnel with other CRM service firms and with other employers in labor markets in which RMH's customer interaction centers are located.

     Additionally, some of RMH's employees have attempted to organize a labor union, which, if successful, could further increase RMH's recruiting and training costs and could further decrease RMH's operating efficiency and productivity. RMH may not be able to continue to cost-effectively recruit, train and retain a sufficient number of qualified personnel to meet the needs of RMH's business or to support RMH's growth. If RMH is unable to do so, RMH's results of operations could be harmed.

Item 2. Properties.

     We currently lease 66 offices in the United States, including our corporate headquarters, eight offices in Canada, two offices in the United Kingdom, and one office in Puerto Rico. The leases of these facilities expire between 2004 and 2016, and most contain renewal options.

     We believe that our facilities are adequate for our current operations, but additional facilities may be required to support growth. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

Item 3. Legal Proceedings.

     In October 2003, we were notified by the Federal Trade Commission ("FTC") that it intends to pursue a claim against us for violations of the Fair Credit Reporting Act ("FCRA") relating to certain aspects of our credit reporting practices during 1999 and 2000.

     The allegations relate primarily to a large group of consumer accounts from one client that were transitioned to us for servicing during 1999. We received incorrect information from the prior service provider at the time of transition. We became aware of the incorrect information during 2000 and ultimately removed the incorrect information from the consumers' credit files. We have currently negotiated a tentative settlement of this matter with the FTC, although no assurance can be given that a settlement will be reached. In the event that we are required to pay an assessment, we may assert certain claims for indemnification from the owners of the consumer accounts.

     We are also a party to a class action litigation regarding this group of consumer accounts. A tentative settlement of the class action litigation has been agreed to and is subject to court approval. We believe that the class action litigation is covered by insurance, subject to applicable deductibles.

     The FTC is also alleging that certain reporting violations occurred on a small subset of our purchased accounts receivable.

     We believe that the resolution of the above matters will not have a material adverse effect on our financial position, results of operations or business.

     In June 2001, the first floor of our Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. As previously reported, during the third quarter of 2001, we decided to relocate our corporate headquarters to Horsham, Pennsylvania. We filed a lawsuit in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. The landlord and former landlord have filed counter-claims against us. Due to the uncertainty of the outcome of the lawsuit, we recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001.

     In January 2004, the Court, in ruling on the preliminary objections, allowed the former landlord defendants' suit to proceed, but struck from the complaint the allegations against our individual officers. Therefore, the litigation will proceed in its course with the current landlord, the former landlord and us as parties.

     We are involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 4.1 Executive Officers of the Registrant who are not Directors.

                      Name                               Age                         Position
---------------------------------------               --------      ------------------------------------------------
Paul J. Burkitt........................                  42         Executive Vice President, Sales and Marketing

Charles F. Burns.......................                  43         Executive Vice President, Business Process
                                                                    Outsourcing

Stephen W. Elliott.....................                  42         Executive Vice President, Information
                                                                    Technology and Chief Information Officer

Joshua Gindin, Esq.....................                  47         Executive Vice President and General Counsel

Steven Leckerman.......................                  51         Executive Vice President, U.S. Operations

Paul E. Weitzel, Jr....................                  45         Executive Vice President, Corporate
                                                                    Development and International Operations

Steven L. Winokur......................                  44         Executive Vice President, Finance; Chief
                                                                    Financial Officer; Chief Operating Officer of
                                                                    Shared Services; and Treasurer

Albert Zezulinski......................                  56         Executive Vice President, Corporate and
                                                                    Government Affairs

     Paul J. Burkitt - Mr. Burkitt joined us in 2003 as Executive Vice President, Sales and Marketing. Mr. Burkitt has nearly 20 years of sales experience. Prior to joining us, Mr. Burkitt was Executive Vice President of Sales for RMH Teleservices, Inc., a provider of customer relationship management services. In September 2003, in connection with an investigation by the SEC into trading in the securities of RMH in 2001, Mr. Burkitt, without admitting or denying the SEC's allegations of securities laws violations, agreed to pay a civil penalty of $33,987 and to the entry of a final judgment permanently enjoining him from violating Section 17(a) of the Securities Act of 1933 and
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.

     Charles F. Burns - Mr. Burns joined us in 2003 as Executive Vice President, Business Process Outsourcing. Mr. Burns has nearly 20 years of sales and consulting experience. Prior to joining us, Mr. Burns was a partner in BearingPoint, Inc., formerly KPMG Consulting, Inc., a business systems integrator and full-service consulting firm.

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

     Steven Leckerman - Mr. Leckerman joined us in 1995 as Senior Vice President, Collection Operations, and became Executive Vice President, U.S. Operations in January 2001. From 1982 to 1995, Mr. Leckerman was employed by Allied Bond Corporation, a collection company that was a division of TransUnion Corporation, where he served as manager of dialer and special projects.

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

     Steven L. Winokur - Mr. Winokur joined us in December 1995 as Executive Vice President, Finance and Chief Financial Officer, and also became Chief Operations Officer of Shared Services in August 2003. Prior to that, Mr. Winokur acted as a part-time consultant to us since 1986. From February 1992 to December 1995, Mr. Winokur was the principal of Winokur & Associates, a certified public accounting firm. From March 1981 to February 1992, Mr. Winokur was with Gross & Company, a certified public accounting firm, where he most recently served as Administrative Partner. Mr. Winokur is a Certified Public Accountant.

     Albert Zezulinski - Mr. Zezulinski joined us in January 2001 as Executive Vice President, Health Services and became Executive Vice President, Corporate and Government Affairs in May 2002. Mr. Zezulinski has more than 30 years of consulting and healthcare experience. Prior to joining us, Mr. Zezulinski was the Director of Healthcare Financial Services for BDO Seidman, LLP, an international accounting and consulting firm.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

     Our common stock is listed on the Nasdaq National Market under the symbol "NCOG." The following table sets forth, for the fiscal quarters indicated, the high and low sale prices for our common stock, as reported by Nasdaq.

                                                     High          Low
                                                     ----          ---
     2002
           First Quarter                           $ 29.75       $ 18.30
           Second Quarter                            29.19         20.61
           Third Quarter                             22.55         11.33
           Fourth Quarter                            16.80         10.56

     2003
           First Quarter                           $ 17.15       $ 12.55
           Second Quarter                            20.43         14.50
           Third Quarter                             26.00         17.14
           Fourth Quarter                            26.18         20.63

    On March 12, 2004, the last reported sale price of our common stock as reported on The Nasdaq National Market was $23.12 per share. On March 12, 2004, there were approximately 92 holders of record of our common stock.

Dividend Policy

     We have never declared or paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our credit agreement prohibits us from paying cash dividends without the lender's prior consent. We currently intend to retain future earnings to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other factors that our board of directors deems relevant.

Equity Compensation Plan

     See Part III, Item 12, of this Annual Report on Form 10-K for disclosure regarding our equity compensation plans.

Item 6.  Selected Financial Data.

                SELECTED FINANCIAL DATA (1)
       (Amounts in thousands, except per share data)

                                                                              For the years ended December 31,
                                                         ------------------------------------------------------------------------
                                                           1999            2000          2001 (2)         2002            2003
                                                         ---------       ---------      ---------       ---------       ---------
Statement of Income Data:
Revenue                                                  $ 460,311       $ 587,452      $ 683,873       $ 703,450       $ 753,816
Operating costs and expenses:
     Payroll and related expenses                          237,709         293,292        350,634         335,405         350,369
     Selling, general and administrative expenses          128,177         179,924        237,690         249,672         282,268
     Depreciation and amortization expense                  21,805          32,360         38,205          27,324          31,628
     Nonrecurring acquisition costs                          4,601               -              -               -               -
                                                         ---------       ---------      ---------       ---------       ---------
Income from operations                                      68,019          81,876         57,344          91,049          89,551
Other income (expense)                                     (16,899)        (22,126)       (23,335)        (17,970)        (17,943)
                                                         ---------       ---------      ---------       ---------       ---------
Income before provision for income taxes                    51,120          59,750         34,009          73,079          71,608
Income tax expense                                          22,821          24,572         14,661          27,702          26,732
                                                         ---------       ---------      ---------       ---------       ---------
Income from continuing operations before
  minority interest                                         28,299          35,178         19,348          45,377          44,876
Minority interest                                                -               -         (4,310)         (3,218)         (2,430)
                                                         ---------       ---------      ---------       ---------       ---------
Income from continuing operations                           28,299          35,178         15,038          42,159          42,446
Accretion of preferred stock to redemption value              (377)              -              -               -               -
                                                         ---------       ---------      ---------       ---------       ---------
Income from continuing operations applicable
  to common shareholders                                    27,922          35,178         15,038          42,159          42,446
Discontinued operations, net of taxes:
     Income (loss) from discontinued operations              1,067            (975)             -               -               -
     Loss on disposal of discontinued operations                 -         (23,179)             -               -               -
                                                         ---------       ---------      ---------       ---------       ---------
Net income applicable to common shareholders             $  28,989       $  11,024      $  15,038       $  42,159       $  42,446
                                                         =========       =========      =========       =========       =========

Income from continuing operations applicable to
  common shareholders per share:
     Basic                                               $    1.22       $    1.38      $    0.58       $    1.63       $    1.64
                                                         =========       =========      =========       =========       =========
     Diluted                                             $    1.17       $    1.36      $    0.58       $    1.54       $    1.54
                                                         =========       =========      =========       =========       =========

Net income applicable to common shareholders per share:
     Basic                                               $    1.27       $    0.43      $    0.58       $    1.63       $    1.64
                                                         =========       =========      =========       =========       =========
     Diluted                                             $    1.22       $    0.43      $    0.58       $    1.54       $    1.54
                                                         =========       =========      =========       =========       =========
Weighted average shares outstanding:
     Basic                                                  22,873          25,587         25,773          25,890          25,934
                                                         =========       =========      =========       =========       =========
     Diluted                                                23,799          25,842         26,091          29,829          29,895
                                                         =========       =========      =========       =========       =========

                                                                                       December 31,
                                                         ------------------------------------------------------------------------
                                                           1999            2000            2001           2002            2003
                                                         ---------       ---------      ---------       ---------       ---------
Balance Sheet Data:
Cash and cash equivalents                                $  50,513       $  13,490      $  32,161       $  25,159       $  45,644
Working capital                                             65,937          76,824         97,478         107,731         106,409
Net assets of discontinued operations                       41,492               -              -               -               -
Total assets                                               791,692         781,257        928,864         966,281         946,111
Long-term debt, net of current portion                     323,949         303,920        357,868         334,423         248,964
Minority interest                                                -               -         21,213          24,427          26,848
Shareholders' equity                                       364,888         375,464        392,302         435,762         490,417

(1) The years ended December 31, 1999, 2000, and 2001, included goodwill amortization expense, net of tax, of $11.2 million, $11.8 million, and $11.9 million, respectively. In accordance with the adoption of FASB 142, we stopped amortizing goodwill on January 1, 2002. This data should be read in conjunction with the consolidated financial statements, including the accompanying notes, included elsewhere in this report on Form 10-K.
(2) The year ended December 31, 2001, included flood and restructuring related charges, net of tax, of $14.5 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Overview

     We believe we are the largest outsourced accounts receivable management and collection company in the world, serving a wide range of clients in North America and abroad. We generate approximately 70 percent of our revenue from the recovery of delinquent accounts receivable on a contingency fee basis. Our contingency fees typically range from 15 percent to 35 percent of the amount recovered on behalf of our clients. However, fees can range from six percent for the management of accounts placed early in the accounts receivable cycle to 50 percent for accounts that have been serviced extensively by the client or by third-party providers. Our average fee for contingency-based revenue across all industries, excluding the long-term collection contract, was approximately 19 percent during 2003, 2002 and 2001. In addition, we generate revenue from fixed fee services for certain accounts receivable management and collection services. Generally, revenue is earned and recognized upon collection of accounts receivable for contingency fee services and as work is performed for fixed fee services. We enter into contracts with most of our clients that define, among other things, fee arrangements, scope of services, and termination provisions. Clients typically have the right to terminate their contracts on 30 or 60 days' notice.

     Our operating costs consist principally of payroll and related costs; selling, general and administrative costs; and depreciation and amortization. Payroll and related expenses consist of wages and salaries, commissions, bonuses, and benefits for all of our employees, including management and administrative personnel. Selling, general and administrative expenses include telephone, postage and mailing costs, outside collection attorneys and other third-party collection services providers, and other collection costs, as well as expenses that directly support operations, including facility costs, equipment maintenance, sales and marketing, data processing, professional fees, and other management costs.

     We have grown rapidly, through both internal growth as well as acquisitions. During 2002, we completed two acquisitions: Great Lakes Collection Bureau, Inc., referred to as Great Lakes, in August 2002, and The Revenue Maximization Group Inc., referred to as RevGro, in December 2002.

     On November 18, 2003, we announced that we entered into an agreement with RMH Teleservices, Inc., referred to as RMH, a provider of customer relationship management services, by which RMH would be merged with our wholly owned subsidiary. Pursuant to the merger agreement, we agreed to acquire RMH in a transaction expected to be tax-free to the shareholders of RMH. Under the RMH merger agreement, as amended, RMH's shareholders will receive 0.2150 shares of our common stock for each share of RMH common stock. The transaction is subject to a collar arrangement. It is anticipated that we will issue approximately 3.4 million shares of our common stock to RMH's shareholders. It is also anticipated that we will issue approximately 593,000 additional shares of our common stock upon the exercise of currently outstanding options and warrants to purchase RMH common stock to be assumed by us in the merger. We believe that RMH's customer relationship management services will enhance our ability to provide a broader range of business process outsourcing services to our clients in various industry sectors.

     On December 15, 2003, we announced that we have entered into an agreement with NCO Portfolio, by which NCO Portfolio would be merged with our wholly owned subsidiary. We currently own approximately 63.3 percent of the outstanding stock of NCO Portfolio, and pursuant to the proposed merger, would acquire all NCO Portfolio shares that we do not own in a transaction expected to be tax-free to the stockholders of NCO Portfolio. Michael J. Barrist, our chairman of the board, president and chief executive officer, also serves as chairman of the board, president and chief executive officer of NCO Portfolio and beneficially owns 2.8 percent of NCO Portfolio's outstanding common stock, excluding stock options. Under the NCO Portfolio merger agreement, NCO Portfolio 's minority stockholders will receive 0.36187 of a share of our common stock for each share of NCO Portfolio common stock. We will issue approximately 1.8 million shares of our common stock to NCO Portfolio's minority stockholders. Under the NCO Portfolio merger agreement, if the average closing sale price of our common stock for the 10-day trading period ending on the second day prior to the closing date of the transaction were to be less than $21.50 per share, NCO Portfolio would have the right to terminate the NCO Portfolio merger agreement, unless we were to agree to improve the exchange ratio so that the NCO Portfolio minority stockholders receive that number of shares of our common stock with a value equivalent to the $21.50 price, based on such 10 trading day average stock price. We will also assume all outstanding NCO Portfolio stock options. We believe that the combined company will be able to more effectively pursue, in a coordinated manner, strategic growth opportunities and other expansion strategies, in part due to improved integration and coordination between NCO Portfolio and us.

     Our company consists of three operating divisions: U.S. Operations, Portfolio Management, and International Operations. U.S. Operations and International Operations maintain industry-specific functional groups.

     Critical Accounting Policies and Estimates

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

     As of December 31, 2003, our balance sheet included goodwill that represented 53.5 percent of total assets and 103.3 percent of shareholders' equity.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," referred to as SFAS
142. Under SFAS 142, goodwill is no longer amortized but instead must be tested for impairment at least annually and as triggering events occur, including an initial test that was completed in connection with the adoption of SFAS 142. The annual impairment test is completed as of October 1st of each year. The test for impairment uses a fair value-based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired and we would be required to take a charge to earnings, which could be material. We did not incur any impairment charges in connection with the adoption of SFAS 142 or the annual impairment tests performed on October 1, 2002 and 2003, and we do not believe that goodwill was impaired as of December 31, 2003.

     We make significant assumptions to estimate the future revenue and cash flows used to determine the fair value of our reporting units. These assumptions include future growth rates, discount factors, future tax rates, and other factors. If the expected revenue and cash flows are not realized, or if a sustained significant depression in our market capitalization indicates that our assumptions are not accurately estimating our fair value, impairment losses may be recorded in the future.

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

     On an ongoing basis, we compare the historical trends of each portfolio to projected collections. Projected collections are then increased, within preset limits, or decreased based on the actual cumulative performance of each portfolio. We review each portfolio's adjusted projected collections to determine if further downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its best efforts to improve under-performing portfolios. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period. For the year ended December 31, 2001, differences between actual and estimated collections on existing portfolios, as of the beginning of 2001, resulted in a reduction in net income of $980,000, or $0.04 per diluted share. For the year ended December 31, 2002, differences between actual and estimated collections on existing portfolios as of the beginning of 2002 resulted in a reduction in net income of $3.0 million, or $0.10 per diluted share. For the year ended December 31, 2003, differences between actual and estimated collections on existing portfolios, as of the beginning of 2003, resulted in a reduction in net income of $114,000 and no change in diluted earnings per share.

     If management came to a different conclusion as to the future estimated collections, it could have had a significant impact of the amount of revenue that was recorded from the purchased accounts receivable during the year ended December 31, 2003. For example, a five percent increase in the amount of future expected collections would have resulted in a $534,000, or $0.02 per diluted share, increase in net income for 2003, and a five percent decrease in the amount of future expected collections would have resulted in an $558,000, or $0.02 per diluted share, reduction in net income for 2003.

     Allowance for Doubtful Accounts

     Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. In establishing the appropriate provision for customer receivables balances, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer's credit quality as well as subjective factors and trends, including the aging of receivable balances. Generally, these individual credit assessments occur at regular reviews during the life of the exposure and consider factors such as a customer's ability to meet and sustain their financial commitments, a customer's current financial condition and historical payment patterns. Once the appropriate considerations referred to above have been taken into account, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance. Our level of reserves for our customer accounts receivable fluctuates depending upon all of the factors mentioned above, in addition to any contractual rights that allow us to reduce outstanding receivable balances through the application of future collections. If our estimate is not sufficient to cover actual losses, we would be required to take additional charges to our earnings.

     Notes Receivable

     As of December 31, 2003, our balance sheet included $16.8 million of notes receivable. We review the recoverability of these notes receivable on a quarterly basis to determine if an impairment charge is required. In completing our analysis, we make assumptions with respect to the future collectibility of the notes receivable. Our assumptions are based on assessments of an obligor's financial condition and historical payment patterns, as well as subjective factors and trends, including financial projections. Once the appropriate considerations referred to above have been taken into account, a determination is made as to the probability of default. If it is deemed to be required, an impairment charge would be recorded to reduce the notes receivable to its recoverable value. If our assessment of the recoverability of the notes receivable is incorrect, we may need to incur additional impairment charges in the future.

     Deferred Taxes

     We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are expected to be reinvested indefinitely.

     Our balance sheet includes a deferred tax asset of $32.2 million for the assumed utilization of net operating loss carryforwards acquired in the Creditrust merger. We believe that we will be able to utilize the net operating loss carryforwards so we have not reduced the deferred tax asset by a valuation allowance. The utilization of net operating loss carryforwards is an estimate based on a number of factors beyond our control, including the level of taxable income available from successful operations in the future. If we are unable to utilize the net operating loss carryforwards, it may result in incremental tax expense in future periods.

     Results of Operations

     The following table sets forth selected historical income statement data (amounts in thousands):

                                                        For the years ended December 31,
                                     ---------------------------------------------------------------------------
                                               2001                       2002                      2003
                                     ------------------------   -----------------------   ----------------------
                                         Amount       Ratio       Amount        Ratio       Amount       Ratio
                                     -------------   --------   ------------   --------   -----------   --------
Revenue                                 $683,873      100.0%      $703,450      100.0%     $753,816       100.0%

Payroll and related expenses             350,634       51.3        335,405       47.7       350,369        46.5
Selling, general and administrative
  expenses                               237,690       34.7        249,672       35.5       282,268        37.4
Depreciation and amortization             38,205        5.6         27,324        3.9        31,628         4.2
                                        --------      -----       --------      -----      --------       -----

Income from operations                    57,344        8.4         91,049       12.9        89,551        11.9

Other expense                             23,335        3.4         17,970        2.5        17,943         2.4
Income tax expense                        14,661        2.1         27,702        3.9        26,732         3.6
Minority interest                          4,310        0.7          3,218        0.5         2,430         0.3
                                        --------      -----       --------      -----      --------       -----

Net income                              $ 15,038        2.2%      $ 42,159        6.0%     $ 42,446         5.6%
                                        ========      =====       ========      =====      ========       =====

Year ended December 31, 2003 Compared to Year ended December 31, 2002

     Revenue. Revenue increased $50.3 million, or 7.2 percent, to $753.8 million for 2003, from $703.5 million in 2002. U.S. Operations, Portfolio Management, and International Operations accounted for $686.9 million, $75.5 million, and $69.3 million, respectively, of the 2003 revenue. U.S. Operations' revenue included $49.6 million of intercompany revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. International Operations' revenue included $28.3 million of intercompany revenue earned on services performed for the U.S. Operations that was eliminated upon consolidation.

     U.S. Operation's revenue increased $47.4 million, or 7.4 percent, to $686.9 million in 2003, from $639.5 million in 2002. The increase in U.S. Operations revenue was partially attributable growth in business from existing clients and the addition of new clients. The increase was also a result of the acquisitions of Great Lakes collection operations in August 2002 and RevGro in December 2002. Great Lakes contributed $20.9 million to U.S. Operations' 2003 revenue, compared to $9.1 million for the period from August 19, 2002 to December 31, 2002. RevGro contributed $20.4 million to U.S. Operations' 2003 revenue compared to $1.7 million for the period from December 2, 2002 to December 31, 2002. An increase in fees from collection services performed for Portfolio Management also contributed to the increase. These additional fees from Portfolio Management included the fees from servicing the Great Lakes portfolio acquired by NCO Portfolio in August 2002.

     U.S. Operation's revenue for 2003 and 2002 included revenue recorded from a long-term collection contract. The method of recognizing revenue for this long-term collection contract defers certain revenues into future periods until collections exceed collection guarantees. During 2003, U.S. Operations recognized $4.2 million of previously deferred revenue, on a net basis, compared to $8.3 million in 2002. Included in the 2003 revenue from the long-term collection contract was a $6.9 million benefit from an amendment to the contract. The amendment limits our exposure on the guarantee component of the contract to a maximum of $19.5 million at the last two settlement dates ($6.0 million at the May 31, 2004 settlement and $13.5 million at the May 31, 2005 settlement). Any guarantee at the settlement dates in excess of these limits will be deducted from future bonuses, if any, as they are earned. We are not responsible to pay the client if future bonuses are inadequate to cover the additional guarantee. Had we not renegotiated the contract, the net effect of the long-term collection contract for 2003 would have been a negative impact of $2.7 million due to additional deferred revenue as a result of an increase in placements. As of December 31, 2003, we had deferred sufficient revenue to meet our maximum exposure at the respective settlement dates. Accordingly, there will be no further deferrals of revenue under this contract.

     Portfolio Management's revenue increased $12.1 million, or 19.1 percent, to $75.5 million in 2003, from $63.4 million in 2002. Portfolio Management's collections increased $34.7 million, or 29.8 percent, to $151.1 million in 2003, from $116.4 million in 2002. Portfolio Management's revenue represented 50 percent of collections in 2003, as compared to 54 percent of collections in 2002. Revenue increased due to the increase in collections from new purchases, including the Great Lakes portfolio. The effect of the increase in collections on revenue was partially offset by the decrease in revenue recognition rate. Revenue as a percentage of collections declined principally due to a number of factors, including an increase in the average age of the portfolios, timing of collections, and lower targeted returns on more recent portfolios due to the current economic environment. In addition, portfolios with $15.4 million in carrying value, or 10.3 percent of total purchased accounts receivable as of December 31, 2003, were being accounted for under the cost recovery method, compared to $5.8 million, or 3.9 percent as of December 31, 2002. Accordingly, no revenue was recorded on these portfolios. Of the $15.4 million of portfolios, $11.2 million represented impaired portfolios, and $4.2 million represented portfolios acquired in connection with the elimination of an off-balance sheet securitization. Additionally, included in collections for 2003 were $7.6 million of proceeds from the sale of accounts, compared to $3.7 million in 2002.

     International Operations' revenue increased $21.7 million, or 45.5 percent, to $69.3 million in 2003, from $47.6 million in 2002. The increase in International Operations' revenue was primarily attributable to an increase in the services provided to our U.S. Operations and favorable changes in the foreign currency exchange rates used to translate the International Operations' results of operations into U.S. dollars. In addition, a portion of the increase was attributable to the addition of new clients and growth in business from existing clients.

     Payroll and related expenses. Payroll and related expenses increased $15.0 million to $350.4 million in 2003, from $335.4 million in 2002, but decreased as a percentage of revenue to 46.5 percent from 47.7 percent.

     U.S Operations' payroll and related expenses increased $19.5 million to $336.5 million in 2003, from $317.0 million in 2002, but decreased as a percentage of revenue to 49.0 percent from 49.6 percent. The decrease in payroll and related expenses as a percentage of revenue was partially due to the shift of more of our collection work to outside attorneys and other third-party service providers, and the continued rationalization of staff. This shift was associated with the continuing efforts to maximize collections for clients. The costs associated with the increase in the use of outside attorneys and other third-party service providers are included in selling, general and administrative expenses. A portion of the decrease in the percentage of revenue was offset by the recognition of $4.2 million of previously deferred revenue, on a net basis, from the long-term collection contract that was recorded during 2003, as compared to $8.3 million of previously deferred revenue, on a net basis, that was recorded during 2002. Since the expenses associated with this revenue are expensed as incurred, the recognition of previously deferred revenue decreases the payroll and related expenses as a percentage of revenue.

     Portfolio Management's payroll and related expenses increased $202,000 to $1.7 million in 2003, from $1.5 million in 2002, but decreased as a percentage of revenue to 2.3 percent from 2.4 percent. Portfolio Management outsources all of the collection services to U.S. Operations and, therefore, has a relatively small fixed payroll cost structure.

     International Operations' payroll and related expenses increased $11.9 million to $40.3 million in 2003, from $28.4 million in 2002, but decreased as a percentage of revenue to 58.2 percent from 59.6 percent. The decrease as a percentage of revenue was attributable to the continued focus on managing the amount of labor required to attain revenue goals.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $32.6 million to $282.3 million in 2003, from $249.7 million in 2002, and increased as a percentage of revenue to 37.4 percent from 35.5 percent. The increase in the percentage of revenue was partially attributable to the recognition of $4.2 million of previously deferred revenue, on a net basis, from the long-term collection contract that was recorded during 2003, as compared to $8.3 million of previously deferred revenue, on a net basis, that was recorded during 2002. Since the expenses associated with this revenue are expensed as incurred, the recognition of previously deferred revenue decreases the payroll and related expenses as a percentage of revenue. A portion of the increase in the percentage of revenue was attributable to the shift of more of the collection work to outside attorneys and other third-party service providers.

     Depreciation and amortization. Depreciation and amortization increased to $31.6 million in 2003, from $27.3 million in 2002. This increase was the result of additional depreciation resulting from normal capital expenditures made in the ordinary course of business during 2002 and 2003. These capital expenditures included expenditures related to the relocation of our corporate headquarters and purchases of predictive dialers and other equipment required to expand our infrastructure to handle future growth. The increase was also attributable to the amortization of the customer lists acquired in the Great Lakes and RevGro acquisitions.

     Other income (expense). Interest and investment income included investment income of $2.2 million for 2003, as compared to $762,000 for 2002, from its 50 percent ownership interest in a joint venture that purchases utility, medical and other various small balance accounts receivable. Interest expense increased to $23.0 million for 2003, from $21.0 million for 2002. This increase was due to Portfolio Management's additional nonrecourse borrowings from CFSC Capital Corp. XXXIV to purchase accounts receivable, including the $20.6 million of borrowings to purchase Great Lakes' accounts receivable portfolios. This increase was partially offset by lower interest rates and lower principal balances as a result of debt repayments made in excess of borrowings against the credit facility during 2002 and 2003. Other income for 2003, included: $476,000 of income from our ownership interest in one of our insurance carriers that was sold; $402,000 gain related to a benefit from a deferred compensation plan assumed as part of the acquisition of FCA International Ltd. in May 1998; and $250,000 of income from a partial recovery from a third party of an environmental liability. Other expense for 2002 included: an expense of $1.3 million from the estimated settlement of the environmental liability, net of a $305,000 recovery from a third party; a $1.3 million insurance gain that resulted from the settlement of the insurance claim related to the June 2001 flood of the Fort Washington facilities; and a $250,000 write-down of an investment. The insurance gain was principally due to greater than estimated insurance proceeds.

Year ended December 31, 2002 Compared to Year ended December 31, 2001

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

     U.S. Operation's revenue increased $23.8 million, or 3.9 percent, to $639.5 million in 2002, from $615.7 million in 2001. The increase in our U.S. Operations division's revenue was attributable to the recognition of deferred revenues from the long-term collection contract, an increase in collection services provided to Portfolio Management, the addition of new clients, and the growth in business from existing clients. These increases were partially offset by lower revenues due to further weakening of consumer payment patterns during 2002.

     Portfolio Management's revenue increased $450,000, or 0.7 percent, to $63.4 million in 2002, from $62.9 million in 2001. Portfolio Management's collections increased $19.3 million, or 19.9 percent, to $116.4 million in 2002, from $97.1 million in 2001. Portfolio Management's revenue represented 54 percent of collections in 2002, as compared to 65 percent of collections in 2001. Although collections increased, revenue only increased slightly due to the decrease in the revenue recognition rate. Revenue as a percentage of collections declined principally due to changes in the total composition of purchased accounts receivable in 2001 versus 2002. Purchased accounts receivable acquired in, and subsequent to, the Creditrust Merger were acquired at a lower internal rate of return, referred to as IRR, compared to accounts receivable purchased prior to the Creditrust Merger. Purchases of accounts receivable made in the second half of 2001 and in 2002 have returns that have been targeted lower at the time of acquisition due to reduced collection estimates due to the tougher economic climate. In addition, the overall percentage was also lowered due to a slow down in collections on existing portfolios as a result of the softening economic climate in the last quarter of 2001 and in 2002. Additionally, included in collections for 2002 was approximately $1.7 million received as a partial payment on the sale of certain accounts to a leading credit card issuer. These additional proceeds included in collections had a marginal impact on revenue as the rate at which revenue is recognized period-to-period is not affected at the same rate as changes in collections due to the effective interest method of computing revenue. Additionally, portfolios with $5.8 million in carrying value, or 3.9 percent of purchased accounts receivable, as of December 31, 2002, have been impaired and placed on cost recovery status. Accordingly, no revenue will be recorded on these portfolios after their impairment until their carrying value has been fully recovered, resulting in a lower percentage of revenue to collections. However, during the third quarter of 2002, Portfolio Management concluded a contract re-negotiation with the seller of several existing portfolios resulting in a $4.0 million cash price reduction on purchases from 2000 and 2001. The renegotiation included a purchase price adjustment, as well as a reimbursement for estimated lost earnings. The $4.0 million proceeds were recorded as an adjustment to purchase price of the affected portfolios during the third quarter of 2002. On several previously impaired portfolios, the cash price reduction reduced the carrying value of such portfolios, resulting in the carrying value of certain of the portfolios becoming fully recovered. Included in revenue for 2002 was $803,000 that resulted from the contract price reduction of these fully recovered portfolios.

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

     U.S Operations' payroll and related expenses decreased $15.5 million to $317.0 million in 2002, from $332.5 million in 2001, and decreased as a percentage of revenue to 49.6 percent from 54.0 percent. The higher level of payroll as a percentage of revenue in 2001 was primarily attributable to $10.0 million of charges incurred by U.S. Operations during the second quarter of 2001, related to a comprehensive streamlining of the expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations, severance costs related to terminated employees, and costs related to a decision to change the structure of our healthcare benefit programs from a large, singular benefit platform to individual plans across the country. A portion of the decrease as a percentage of revenue was also attributable to incurring costs in 2001 related to the long-term collection contract, but deferring the revenue until 2002 and subsequent years. In addition, we continued to focus on managing our staffing levels to our business volumes, despite the difficult collection environment.

     Portfolio Management's payroll and related expenses decreased $92,000 to $1.5 million in 2002, from $1.6 million in 2001, and decreased as a percentage of revenue to 2.4 percent from 2.6 percent. Portfolio Management outsources all of the collection services to U.S. Operations and, therefore, has a relatively small fixed payroll cost structure.

     International Operations' payroll and related expenses increased $6.7 million to $28.4 million in 2002, from $21.7 million in 2001, and increased as a percentage of revenue to 59.6 percent from 57.4 percent. The increase as a percentage of revenue was primarily attributable to the increase in outsourcing services provided to U.S. Operations and other clients because those services typically have a higher payroll cost structure than the remainder of International Operations' business. This increase was partially offset by $736,000 of charges incurred by International Operations during the second quarter of 2001 related to a comprehensive streamlining of its expense structure. These costs primarily consisted of the elimination or acceleration of certain contractual employment obligations and severance costs related to terminated employees.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $12.0 million to $249.7 million in 2002, from $237.7 million in 2001, and increased as a percentage of revenue to 35.5 percent from 34.8 percent. The increase as a percentage of revenue was primarily attributable to reduced collectibility within our contingency revenue stream due to the effects of the difficult collection environment. In order to mitigate the effects of the decreased collectibility while maintaining performance for our clients, we had to increase spending for direct costs of collections. These costs included telephone, letter writing and postage, third party servicing fees, credit reporting, skip tracing, and legal and forwarding fees. The increase as a percentage of revenue was partially offset by $11.2 million of charges incurred during the third quarter of 2001 in connection with the June 2001 flood of the Company's Fort Washington, PA, corporate headquarters and the resultant decision to relocate the corporate headquarters to Horsham, PA. Additionally, a portion of the increase was offset by $1.8 million of charges incurred during the second quarter of 2001, related to a comprehensive streamlining of our expense structure designed to counteract the effects of operating in a more difficult collection environment. These costs primarily related to real estate obligations for closed facilities and equipment rental obligations.

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

     We believe that funds generated from operations, together with existing cash and available borrowings under our credit agreement, will be sufficient to finance our current operations, planned capital expenditure requirements, and internal growth at least through the next twelve months. However, we could require additional debt or equity financing if we were to make any significant acquisitions for cash during that period.

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

     Cash Flows from Operating Activities. Cash provided by operating activities was $101.1 million in 2003, compared to $64.0 million in 2002. The increase in cash provided by operations was partially attributable to a $6.6 million decrease in accounts payable and accrued expenses, as compared to a $19.5 million decrease for the same period in the prior year. The decrease in 2002 was primarily attributable to the payment of certain accruals made in connection with the $23.8 million of charges incurred during the second and third quarter of 2001, in connection with the flood and restructuring. The increase in cash provided by operations was also attributable to a $6.0 million deposit made in the first quarter of 2002, in connection with a long-term collection contract. This deposit was part of the $10.2 million we received in July 2003 in connection with the long-term collection contract. An increase in deferred tax liabilities also contributed to the increase. A portion of the increases in cash provided by operations was offset by an overpayment of income taxes due to favorable tax adjustments during 2003 and an increase in restricted cash related to NCO Portfolio's securitized debt.

     Cash provided by operating activities was $64.0 million in 2002, compared to $85.9 million in 2001. The decrease in cash provided by operations was primarily attributable to a $19.5 million decrease in accounts payable and accrued expenses, as compared to a $13.1 million increase for the same period in the prior year. The increase in 2001 was primarily attributable to the accruals made in connection with the $23.8 million of charges incurred during the second and third quarter of 2001 in connection with the flood and the restructuring. The payment of many of these accruals occurred during 2002, including the termination liability from our prior healthcare plan. Of the $27.1 million increase in net income, $15.5 million represented the increase after the elimination of goodwill amortization. This increase in net income, net of goodwill amortization, also partially offset the decrease.

     Cash Flows from Investing Activities. Cash used in investing activities was $10.2 million in 2003, compared to $64.0 million in 2002. The decrease in cash used in investing activities was primarily attributable to the $28.0 million of net cash paid during 2002 in connection with the acquisition of Great Lakes in August 2002 and RevGro in December 2002. The decrease was also due to higher purchases of property and equipment during 2002 and higher collections on the purchased accounts receivable. The increase in collections was due to collections from accounts receivables purchased during 2003 and 2002, including the portfolio acquired from Great Lakes.

     Cash used in investing activities was $64.0 million in 2002, compared to $51.5 million in 2001. Purchases of accounts receivables in 2002 was $70.7 million, including the $22.9 million purchase of the Great Lakes portfolio, as compared to $50.6 million in 2001, and collections applied to principal of purchased accounts receivable was $58.4 million, as compared to $35.3 million. The increase in collections applied to principal was due to collections from accounts receivables purchased during 2002 and 2001, and a year of collections from the accounts receivables purchased as part of the February 2001, Creditrust merger. Net cash paid during 2002 in connection with the acquisition of Great Lakes in August 2002 and RevGro in December 2002, was $28.0 million, as compared to $11.1 million of net cash paid during 2001, in connection with the Creditrust Merger.

     Cash Flows from Financing Activities. Cash used in financing activities was $72.1 million in 2003, compared to $7.4 million in 2002. The increase in cash used in financing activities during 2003 resulted from higher repayments of borrowings under our senior credit facility, nonrecourse debt used to purchase large accounts receivable portfolios, and securitized debt assumed as part of the Creditrust merger. The increase in cash used in financing activities was also attributable to borrowings under the revolving credit facility made during 2002 to fund the acquisitions of Great Lakes' collection operations and RevGro, and purchases of accounts receivable portfolios by NCO Portfolio.

     Cash used in financing activities was $7.4 million in 2002, compared to $15.5 million in 2001. The cash used in financing activities during 2002 resulted from repayments of borrowings under our revolving credit facility and repayments of securitized debt assumed as part of the Creditrust Merger. These repayments were partially offset by the borrowings under the revolving credit facility to fund the acquisitions of Great Lakes' collection operations and RevGro, as well as purchases of accounts receivables by NCO Portfolio. In addition, NCO Portfolio borrowed $20.6 million from CFSC Capital Corp. XXXIV to purchase Great Lakes' accounts receivable portfolio. The cash used in financing activities during 2001 related to the net borrowings under the revolving credit facility made in connection with the Creditrust merger that were used to repay the acquired notes payable, finance purchased accounts receivable, and other acquisition related liabilities.

     Credit Facility. On August 13, 2003, we amended our credit agreement with Citizens Bank of Pennsylvania, ("Citizens Bank"), for itself and as administrative agent for other participating lenders. The amendment extended the maturity date from May 20, 2004 to March 15, 2006, referred to as the Maturity Date. The amended credit facility is structured as a $150 million term loan and a $50 million revolving credit facility. We are required to make quarterly repayments of $6.3 million on the term loan until the Maturity Date. The remaining balance outstanding under the term loan and the balance under the revolving credit facility will become due on the Maturity Date. As of December 31, 2003, there was $47.9 million available under the revolving credit facility.

     The credit agreement contains certain financial and other covenants, such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, the issuance of equity, and distributions to shareholders. If an event of default, such as failure to comply with covenants, material adverse change, or change of control, were to occur under the credit agreement, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable. As of December 31, 2003, we were in compliance with all required financial covenants and we were not aware of any events of default.

     Convertible Notes. In April 2001 we completed the sale of $125.0 million aggregate principal amount of 4.75 percent convertible subordinated notes due 2006, referred to as Notes, in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are convertible into our common stock at an initial conversion price of $32.92 per share. We used the $121.3 million of net proceeds from this offering to repay debt under our credit agreement.

     Nonrecourse Debt. In August 2002, NCO Portfolio entered into a four-year financing agreement with CFSC Capital Corp. XXXIV, referred to as Cargill, to provide financing for larger purchases of accounts receivable at 90 percent of the purchase price, unless otherwise negotiated. Cargill, at their sole discretion, has the right to finance any purchase of $4.0 million or more. Cargill may or may not choose to finance a transaction. This agreement gives NCO Portfolio the financing to purchase larger portfolios that they may not otherwise be able to purchase, and has no minimum or maximum credit authorization. Borrowings carry interest at the prime rate plus 3.25 percent (prime rate was 4.00 percent at December 31, 2003) and are nonrecourse to NCO Portfolio and us, except for the assets financed through Cargill. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and NCO Portfolio's original investment is returned, including interest. Thereafter, Cargill is paid a residual of 40 percent of collections, less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. Total debt outstanding under this facility as of December 31, 2003, was $17.6 million, including accrued residual interest. As of December 31, 2003, NCO Portfolio was in compliance with all of the financial covenants.

     Contractual Obligations. The following summarizes our contractual obligations as of December 31, 2003 (amounts in thousands). For a detailed discussion of these contractual obligations, see notes 9, 10 and 19 in our Notes to Consolidated Financial Statements. The following contractual obligations do not include any contractual obligations of the off-balance sheet arrangements described below.

                                                          Payments Due by Period
                                  ---------------------------------------------------------------------
                                                Less than 1                                 More than 5
                                    Total          Year       1 to 3 Years   3 to 5 Years      Years
                                  ---------     -----------   ------------   ------------   -----------
Term loan                         $ 132,500     $  25,000      $ 107,500      $      -       $      -
Convertible notes (1)               125,000             -        125,000             -              -
Securitized debt                     33,210        25,008          8,202             -              -
Nonrecourse debt                     17,591        15,108          2,483             -              -
Capital leases and other              7,186         1,407          5,287           149            343
Operating leases (2)                148,036        25,905         46,301        32,901         42,929
Purchase commitments                 55,153        19,937         30,116         5,100              -
Long-term collection contract        19,500         6,000         13,500             -              -
Forward-flow agreement               12,500        12,500              -             -              -
                                  ---------     ---------      ---------      --------       --------
Total contractual obligations     $ 550,676     $ 130,865      $ 338,389      $ 38,150       $ 43,272
                                  =========     =========      =========      ========       ========

(1) Assumes that the convertible notes are not converted into common stock prior to the maturity date.
(2) Does not include the leases from our former Fort Washington locations (see notes 19 and 22 in our Notes to Consolidated Financial Statements).

     Off-Balance Sheet Arrangements

     In connection with the Creditrust merger, NCO Portfolio acquired a 100 percent retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC. This securitization issued a nonrecourse note that was due the earlier of January 2004 or satisfaction of the note from collections. No income was recorded from this investment during the year ended December 31, 2003, due to concerns related to the future recoverability of the investment. We recorded $211,000 and $162,000 of income on this investment for the period from February 21, 2001 to December 31, 2001, and for the year ended December 31, 2002, respectively. In December 2003, the nonrecourse note was repaid in full, at which time the purchased accounts receivables portfolio with a carrying value of $4.5 million reverted back to NCO Portfolio's control. Immediately following payoff, the cash reserves of $3.3 million plus an additional $1.2 million were placed into the reserve account of another securitization to satisfy the guarantee to the note insurer.

     NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC, referred to as the Joint Venture, with IMNV Holdings, LLC, referred to as IMNV. The Joint Venture was established in 2001 to purchase utility, medical and other various small balance accounts receivable and is accounted for using the equity method of accounting. Included in "other assets" on the balance sheets was NCO Portfolio's investment in the Joint Venture of $3.4 million and $4.0 million as of December 31, 2002 and 2003, respectively. Included in the statements of income, in "interest and investment income," was $118,000, $762,000 and $2.2 million for the years ended December 31, 2001, 2002 and 2003, respectively, representing NCO Portfolio's 50 percent share of operating income from this unconsolidated subsidiary.

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

     Impact of Recently Issued and Proposed Accounting Pronouncements

     SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. We currently follow the accounting guidance in Practice Bulletin #6 for the accounting for purchased accounts receivable portfolios. Practice Bulletin #6 has been superceded by SOP 03-3 - Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, although early adoption is permitted. SOP 03-3 applies to all companies that acquire loans for which it is probable at the acquisition date that all contractual amounts due under the acquired loans will not be collected. SOP 03-3 addresses accounting for differences between contractual and expected cash flows from an investor's initial investment in certain loans when such differences are attributable, in part, to credit quality. SOP 03-3 also addresses such loans acquired in purchased business combinations.

     SOP 03-3 limits the revenue that may be accrued to the excess of the estimate of expected cash flows over a portfolio's initial cost of accounts receivable acquired. SOP 03-3 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. SOP 03-3 freezes the internal rate of return, referred to as the IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio is written down to maintain the original IRR. Increases in expected cash flows are to be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. Loans acquired in the same fiscal quarter with common risk characteristics may be aggregated for the purpose of applying this SOP. We are in the process of determining the effect SOP 03-3 will have on our financial position and results of operations.

     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," referred to as FIN 46. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 defines variable interest entities and requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns, or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. On January 1, 2004, we adopted FIN 46. We have an $11.1 million note receivable and a $5.7 million note receivable included in our balance sheet under current and long-term other assets as of December 31, 2003. These notes receivable are from two separate companies that comprised our Market Strategy division that was divested during 2000. Under FIN 46, the companies that issued these notes receivable are considered variable interest entities. Based on our initial evaluation of these variable interest entities, we do not believe we are required to consolidate theses entities under FIN 46.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

     Included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data.

     The financial statements, financial statement schedules and related documents that are filed with this Report are listed in Item 15(a) of this Report on Form 10-K and begin on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9a. Controls and Procedures.

     Our management, with participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2003. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to us during the period when our periodic reports are being prepared.

     Our management, with participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended December 31, 2003.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Incorporated by reference from the Company's Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K, except information concerning certain executive officers of the Company that is set forth in Section 4.1 of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

     Incorporated by reference from the Company's Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

     Incorporated by reference from the Company's Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference from the Company's Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 14. Principal Accountant Fees and Services.

     Incorporated by reference from the Company's Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

Item 15. Exhibits, Financial Statements and Reports on Form 8-K.

         (a). Documents filed as part of this report:

     1. List of Consolidated Financial Statements. The consolidated financial statements and the accompanying notes of NCO Group, Inc., have been included in this Report on Form 10-K beginning on page F-1:

     Report of Independent Auditors
     Consolidated Balance Sheets as of December 31, 2002 and 2003
     Consolidated Statements of Income for each of the three years in the period ended December 31, 2003
     Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2003
     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003
     Notes to Consolidated Financial Statements
     Consolidating Statement of Income for the year ended December 31, 2003 (Unaudited)

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

     3. List of Exhibits filed in accordance with Item 601 of Regulation S-K. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K. Management contracts and compensatory plans, contracts and arrangements are indicated by "*":

     Exhibit No.                                                Description
--------------------     ----------------------------------------------------------------------------------------
        2.1(7)           Second Amended and Restated Agreement and Plan of Merger dated September 20, 2000, by and among Creditrust Corporation, and NCO Group, Inc. and its wholly owned subsidiaries,
                         NCO Portfolio Funding, Inc. and NCO Financial Systems, Inc. NCO will furnish to the
                         Securities and Exchange Commission a copy of any omitted schedules upon request.

     Exhibit No.                                                Description
--------------------     ----------------------------------------------------------------------------------------
        2.2(12)          Asset Acquisition Agreement dated August 19, 2002, among Great Lakes Collection Bureau,
                         Inc., General Electric Capital Corporation, NCO Group, Inc. and Great lakes Acquisition
                         Corporation.  NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

        2.3(14)          Agreement and Plan of Merger by and among NCO Group, Inc., NCOG Acquisition Corporation, and RMH Teleservices, Inc., dated as of November 18, 2003.  NCO will furnish to the
                         Securities and Exchange Commission a copy of any omitted schedules upon request.

        2.4(16)          First Amendment to the Agreement and Plan of Merger by and among NCO Group, Inc., NCOG
                         Acquisition Corporation, and RMH Teleservices, Inc., dated as of January 22, 2004.
                         NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

        2.5(17)          Second Amendment to the Agreement and Plan of Merger by and among NCO Group, Inc.,
                         NCOG Acquisition Corporation, and RMH Teleservices, Inc., dated as of March 3, 2004.
                         NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

        2.6(15)          Agreement and Plan of Merger by and among NCO Group, Inc., NCPM Acquisition
                         Corporation, and NCO Portfolio Management, Inc., dated as of December 12, 2003.  NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

        3.1(1)           The Company's Amended and Restated Articles of Incorporation.

        3.2(2)           Amendment to Amended and Restated Articles of Incorporation.

        3.3(10)          Amendment to Amended and Restated Articles of Incorporation.

        3.4(1)           The Company's Amended and Restated Bylaws.

        4.1(1)           Specimen of Common Stock Certificate.

        4.2(4)           Form of warrant to purchase NCO Group, Inc. common stock.

        4.3(9)           Purchase Agreement dated as of March 29, 2001, between NCO Group, Inc. and Deutsche Bank
                         Alex. Brown Inc.

        4.4(9)           Indenture dated as of April 4, 2001, between NCO Group, Inc. and Bankers Trust Company, as Trustee

        4.5(9)           Registration Rights Agreement dated as of April 4, 2001, between NCO Group, Inc. and
                         Deutsche Bank Alex. Brown Inc.

        4.6(9)           Global Note dated April 4, 2001 of NCO Group, Inc.

       *10.1(1)          Employment Agreement, dated September 1, 1996, between the Company and Michael J.
                         Barrist.

     Exhibit No.                                                Description
--------------------     ----------------------------------------------------------------------------------------

       *10.2(5)          Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Michael J. Barrist.

       *10.3(1)          Employment Agreement, dated September 1, 1996, between the Company and Steven L.
                         Winokur.

       *10.4(5)          Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Steven L. Winokur.

       *10.5(8)          Employment Agreement, dated June 5, 1998, between the Company and Joshua Gindin.

       *10.6(8)          Addendum, dated January 1, 1999, to the Employment Agreement, dated June 5, 1998,

                         between the Company and Joshua Gindin.
       *10.7(6)          Employment Agreement, dated May 2, 1998, between the Company and Paul E. Weitzel, Jr.

       *10.8(6)          Addendum, dated January 1, 1999, to the Employment Agreement, dated May 2, 1998, between the Company and Paul E. Weitzel, Jr.
       *10.9(1)          Amended and Restated 1995 Stock Option Plan.

       *10.10(3)         1996 Stock Option Plan, as amended.

       *10.11(3)         1996 Non-Employee Director Stock Option Plan, as amended.

        10.12(1)         Distribution and Tax Indemnification Agreement

        10.13(1)         Irrevocable Proxy Agreement by and between Michael J. Barrist and Annette H. Barrist.

        10.14(13)        Sixth Amended and Restated Credit Agreement dated as of August 13, 2003, by and among
                         NCO Group, Inc., as Borrower, Citizens Bank of Pennsylvania, as Administrative Agent and
                         a Lender, and the Financial Institutions identified therein as Lenders and such other
                         Co-Arrangers, Co-Documentation Agents, Co-Agents, and other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

        10.15(2)         Executive Salary Continuation Agreement.

        10.16            First Amendment, dated November 20, 2003, to the Sixth Amended and Restated Credit
                         Agreement dated as of August 13, 2003, by and among NCO Group, Inc., as Borrower,
                         Citizens Bank of Pennsylvania, as Administrative Agent and a Lender, and the Financial
                         Institutions identified therein as Lenders and such other Co-Arrangers, Co-Documentation
                         Agents, Co-Agents, and other Agents as may be appointed from time to time. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

       10.17(8)          Credit Agreement, dated as of February 20, 2001, by and between NCO Portfolio
                         Management, Inc., as Borrower, and NCO Group, Inc., as Lender.

     Exhibit No.                                                Description
--------------------     ----------------------------------------------------------------------------------------
       10.18(8)          Note Receivable, dated October 27, 2000, from Creative Marketing Strategies, Inc. for the original principal amount of $6.0 million, as payment of the purchase price for the acquisition of certain assets of NCO Teleservices, Inc.

       10.19(8)          Note Receivable, dated October 26, 2000, from TRC Holdings, Inc. for the principal amount of $12.25 million, as payment of the purchase price for the acquisition of certain assets of NCO Teleservices, Inc.

      *10.20(11)         Employment Agreement, dated January 31, 2002, between the Company and Stephen W.
                         Elliott.

      *10.21(11)         Employment Agreement, dated November 21, 2001, between the Company and Steven Leckerman.

      *10.22             Employment Agreement, dated May 15, 2003, between the Company and Paul J. Burkitt.

      *10.23             Employment Agreement, dated July 7, 2003, between the Company and Charles F. Burns.

       10.24             First Amendment, dated as of November 1, 2002, to the Credit Agreement, dated as of
                         February 20, 2001, by and between NCO Portfolio Management, Inc., as Borrower, and NCO
                         Group, Inc., as Lender.

       10.25             Second Amendment, dated as of August 13, 2003, to the Credit Agreement, dated as of
                         February 20, 2001, by and between NCO Portfolio Management, Inc., as Borrower, and NCO
                         Group, Inc., as Lender.

       10.26             Amended and Restated Note Receivable, dated June 1, 2003, from Creative Marketing
                         Strategies, Inc. for the original principal amount of $6.0 million, as payment of the purchase price for the acquisition of certain assets of NCO Teleservices, Inc.

       10.27             Amended and Restated Note Receivable, dated April 1, 2002, from TRC Holdings, Inc. for the principal amount of $11.25 million, as payment of the purchase price for the acquisition of certain assets of NCO Teleservices, Inc.

      *10.28             Second Addendum, dated July 1, 2003, to the Employment Agreement, dated September 1,
                         1996, as amended, between the Company and Michael J. Barrist.

      *10.29             Second Addendum, dated July 1, 2003, to the Employment Agreement, dated September 1,
                         1996, as amended, between the Company and Steven L. Winokur.

      *10.30             Second Addendum, dated July 1, 2003, to the Employment Agreement, dated June 5, 1998, as amended, between the Company and Joshua Gindin.

      *10.31             Second Addendum, dated July 1, 2003, to the Employment Agreement, dated May 2, 1998, as amended, between the Company and Paul E. Weitzel, Jr.

      *10.32             Employment Agreement, dated December 8, 2000, between the Company and Albert Zezulinski.

       21.1              Subsidiaries of the Registrant.

       23.1              Consent of Ernst & Young LLP.

       31.1              Rule 13a-14(a) Certification of Chief Executive Officer

     Exhibit No.                                                Description
--------------------     ----------------------------------------------------------------------------------------
       31.2              Rule 13a-14(a) Certification of Chief Financial Officer

       32.1              Section 1350 Certification

----------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-11745), as amended, filed with the Securities and Exchange Commission on September 11, 1996.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 0-21639), filed with the Securities and Exchange Commission on May 4, 1998.

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

(60 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-21639), as amended, filed with the Securities and Exchange Commission on March 27, 2000.

(7) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities and Exchange Commission on March 5, 2001.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-21639), as amended, filed with the Securities and Exchange Commission on March 16, 2001.

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

(13) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities and Exchange Commission on August 19, 2003.

(14) Incorporated by reference to the Company's Current Report on Form 8-K
(File No. 0-21639) filed with the Securities and Exchange Commission on November 20, 2003.

(15) Incorporated by reference to the Company's Current Report on Form 8-K
(File No. 0-21639) filed with the Securities and Exchange Commission on December 16, 2003.

(16) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21639) filed with the Securities and Exchange Commission on January 23, 2004.

(17) Incorporated by reference to the Company's Current Report on Form 8-K
(File No. 0-21639) filed with the Securities and Exchange Commission on March 3, 2004.

     (b). Reports on Form 8-K filed or furnished during fourth quarter of 2003

Date of Report        Item Reported
--------------        -------------

12/16/03              Item 5 and Item 7 - Press release for the acquisition of
                                          the minority interest of NCO Portfolio
                                          Management, Inc.

11/20/03              Item 5 and Item 7 - Press release for the acquisition of
                                          RMH Teleservices, Inc.

11/7/03               Item 7 and Item 9 - Conference call transcript from the
                                          earnings release for the third quarter
                                          of 2003

11/6/03               Item 7 and Item 9 - Press release from the earnings
                                          release for the third quarter of 2003.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NCO GROUP, INC.

Date: March 12, 2004                         By: /s/ Michael J. Barrist
                                                 -------------------------------
                                             Michael J. Barrist, Chairman of the
                                             Board, President and Chief
                                             Executive Officer

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

        SIGNATURE                                    TITLE(S)                           DATE
        ---------                                    --------                           ----
/s/ Michael J. Barrist            Chairman of the Board, President and Chief       March 12, 2004
--------------------------        Executive Officer (principal executive
Michael J. Barrist                officer)


/s/ Steven L. Winokur             Executive Vice President, Finance; Chief         March 12, 2004
--------------------------        Financial Officer; Chief Operating Officer
Steven L. Winokur                 of Shared Services; and Treasurer
                                  (principal financial and accounting officer)


/s/ William C. Dunkelberg         Director                                         March 12, 2004
--------------------------
William  C. Dunkelberg

/s/ Charles C. Piola, Jr.         Director                                         March 12, 2004
--------------------------
Charles C. Piola, Jr.

/s/ Leo J. Pound                  Director                                         March 12, 2004
--------------------------
Leo J. Pound

/s/ Eric S. Siegel                Director                                         March 12, 2004
--------------------------
Eric S. Siegel

/s/ Allen F. Wise                 Director                                         March 12, 2004
--------------------------
Allen F. Wise

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Financial Statements:

  Report of Independent Auditors.............................................F-2

  Consolidated Balance Sheets as of December 31, 2002 and 2003 ..............F-3

  Consolidated Statements of Income for each of the three years in the period ended December 31, 2003...................................F-4

  Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2003.......................F-5

  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003...................................F-6

  Notes to Consolidated Financial Statements.................................F-7

  Consolidating Statement of Income for
    the year ended December 31, 2003 (Unaudited)............................F-31

Financial Statement Schedule:

  For the years ended December 31, 2001, 2002 and 2003:

    II - Valuation and Qualifying Accounts...................................S-1

                         Report of Independent Auditors


To the Board of Directors and
Shareholders of NCO Group, Inc.

We have audited the accompanying consolidated balance sheets of NCO Group, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCO Group, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 NCO Group, Inc. adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which resulted in NCO Group, Inc. changing its method of accounting for goodwill and its related amortization.



                                                           /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 6, 2004

Part 1 - Financial Information
Item 1 - Financial Statements

                                 NCO GROUP, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                  December 31,
                                                                          ----------------------------
                               ASSETS                                       2002               2003
                                                                          ---------          ---------
Current assets:
     Cash and cash equivalents                                            $  25,159          $  45,644
     Restricted cash                                                            900              5,850
     Accounts receivable, trade, net of allowance for
         doubtful accounts of $7,285 and $7,447, respectively                86,857             80,640
     Purchased accounts receivable, current portion                          60,693             59,371
     Deferred income taxes                                                   16,389             12,280
     Bonus receivable, current portion                                       15,584              7,646
     Prepaid expenses and other current assets                                9,644             18,021
                                                                          ---------          ---------
           Total current assets                                             215,226            229,452

Funds held on behalf of clients

Property and equipment, net                                                  79,603             74,085

Other assets:
     Goodwill                                                               525,784            506,370
     Other intangibles, net of accumulated amortization                      14,069             12,375
     Purchased accounts receivable, net of current portion                   91,755             93,242
     Bonus receivable, net of current portion                                   408                320
     Other assets                                                            39,436             30,267
                                                                          ---------          ---------
           Total other assets                                               671,452            642,574
                                                                          ---------          ---------
Total assets                                                              $ 966,281          $ 946,111
                                                                          =========          =========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                       $ 40,678           $ 66,523
     Income taxes payable                                                     2,222                  -
     Accounts payable                                                         8,285              4,281
     Accrued expenses                                                        28,848             25,901
     Accrued compensation and related expenses                               15,374             15,601
     Deferred revenue, current portion                                       12,088             10,737
                                                                          ---------          ---------
           Total current liabilities                                        107,495            123,043

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                 334,423            248,964
     Deferred revenue, net of current portion                                11,678             13,819
     Deferred income taxes                                                   48,605             38,676
     Other long-term liabilities                                              3,891              4,344

Minority interest                                                            24,427             26,848

Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized,
         no shares issued and outstanding                                         -                  -
     Common stock,  no par value, 50,000 shares authorized,
         25,908 and 25,988 shares issued and outstanding, respectively      321,824            323,511
     Other comprehensive (loss) income                                       (3,876)             6,646
     Retained earnings                                                      117,814            160,260
                                                                          ---------          ---------
           Total shareholders' equity                                       435,762            490,417
                                                                          ---------          ---------
Total liabilities and shareholders' equity                                $ 966,281          $ 946,111
                                                                          =========          =========

                             See accompanying notes.

                                 NCO GROUP, INC.
                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)

                                                                  For the Years Ended December 31,
                                                          ------------------------------------------------
                                                             2001               2002               2003
                                                          ----------          ---------          ---------
Revenue                                                   $  683,873          $ 703,450          $ 753,816

Operating costs and expenses:
     Payroll and related expenses                            350,634            335,405            350,369
     Selling, general and administrative expenses            237,690            249,672            282,268
     Depreciation and amortization expense                    38,205             27,324             31,628
                                                          ----------          ---------          ---------
          Total operating costs and expenses                 626,529            612,401            664,265
                                                          ----------          ---------          ---------
Income from operations                                        57,344             91,049             89,551

Other income (expense):
     Interest and investment income                            3,627              3,222              3,927
     Interest expense                                        (26,962)           (20,976)           (22,998)
     Other income (expense)                                        -               (216)             1,128
                                                          ----------          ---------          ---------
          Total other income (expense)                       (23,335)           (17,970)           (17,943)
                                                          ----------          ---------          ---------
Income before income tax expense                              34,009             73,079             71,608

Income tax expense                                            14,661             27,702             26,732
                                                          ----------          ---------          ---------

Income before minority interest                               19,348             45,377             44,876

Minority interest                                             (4,310)            (3,218)            (2,430)
                                                          ----------          ---------          ---------

Net income                                                $   15,038          $  42,159          $  42,446
                                                          ==========          =========          =========

Net income per share:
     Basic                                                $     0.58             $ 1.63             $ 1.64
     Diluted                                              $     0.58             $ 1.54             $ 1.54

Weighted average shares outstanding:
     Basic                                                    25,773             25,890             25,934
     Diluted                                                  26,091             29,829             29,895

                             See accompanying notes.

                                 NCO GROUP, INC.
                 Consolidated Statements of Shareholders' Equity
              For the Years Ended December 31, 2001, 2002 and 2003
                             (Amounts in thousands)

                                                      Common Stock
                                               -----------------------         Other
                                               Number of                   Comprehensive    Retained    Comprehensive
                                                Shares         Amount      Income (Loss)    Earnings    Income (Loss)      Total
                                               ---------     ---------     -------------    --------    -------------    ---------
 Balance, January 1, 2001                       25,627       $ 316,372        $ (1,525)     $ 60,617                     $ 375,464
 Issuance of common stock                          189           4,621               -             -                         4,621
 Comprehensive income, net of tax:
   Net income                                        -               -               -        15,038       $ 15,038         15,038
   Other comprehensive income (loss):
     Foreign currency translation adjustment         -               -          (2,821)            -         (2,821)        (2,821)
                                                                                                           --------
       Total comprehensive income (loss)                                                                   $ 12,217
                                                ------       ---------        --------      --------       ========      ---------
 Balance, December 31, 2001                     25,816         320,993          (4,346)       75,655                       392,302
 Issuance of common stock                           92             831               -             -                           831
 Comprehensive income, net of tax:
   Net income                                        -               -               -        42,159       $ 42,159         42,159
   Other comprehensive income (loss):
     Foreign currency translation adjustment         -               -             930             -            930            930
     Unrealized loss on interest rate swap           -               -            (460)            -           (460)          (460)
                                                                                                           --------
       Total comprehensive income (loss)                                                                   $ 42,629
                                                ------       ---------        --------      --------       ========      ---------
 Balance, December 31, 2002                     25,908         321,824          (3,876)      117,814                       435,762
 Issuance of common stock                           80           1,687               -             -                         1,687
 Comprehensive income, net of tax:
   Net income                                        -               -               -        42,446       $ 42,446         42,446
   Other comprehensive income (loss):
     Foreign currency translation adjustment         -               -          10,062             -         10,062         10,062
     Unrealized loss on interest rate swap           -               -             460             -            460            460
                                                                                                           --------
       Total comprehensive income (loss)                                                                   $ 52,968
                                                ------       ---------        --------      --------       ========      ---------
 Balance, December 31, 2003                     25,988       $ 323,511        $  6,646      $160,260                     $ 490,417
                                                ======       =========        ========      ========                     =========

                             See accompanying notes.

                                 NCO GROUP, INC
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                                                      For the Years Ended December 31,
                                                                              ----------------------------------------------
                                                                                2001               2002               2003
                                                                              --------           --------           --------
Cash flows from operating activities:
  Net income                                                                  $ 15,038           $ 42,159           $ 42,446
  Adjustments to reconcile income from operations
    to net cash provided by operating activities:
      Depreciation                                                              20,142             24,162             27,035
      Amortization of intangibles                                               18,063              3,162              4,593
      Provision for doubtful accounts                                            4,250              8,293              4,816
      Impairment of purchased accounts receivable                                2,738              1,999              1,751
      Accrued noncash interest                                                       -                831              4,922
      Loss (gain) on disposal of property and equipment                            827               (847)               386
      Changes in non-operating income                                             (118)              (512)            (2,642)
      Minority interest                                                          4,310              3,218              2,421
      Changes in operating assets and liabilities, net of acquisitions:
          Restricted cash                                                        2,555                225             (4,950)
          Accounts receivable, trade                                            (3,494)            (2,368)             1,707
          Deferred income taxes                                                  3,833             12,572             18,816
          Bonus receivable                                                      (3,662)           (11,663)             8,026
          Other assets                                                          (3,817)             4,122              1,655
          Accounts payable and accrued expenses                                 13,066            (19,517)            (6,561)
          Income taxes payable                                                    (252)             2,127             (4,008)
          Deferred revenue                                                      12,153             (2,597)               790
          Other long-term liabilities                                              218             (1,361)              (147)
                                                                              --------           --------           --------
             Net cash provided by operating activities                          85,850             64,005            101,056

Cash flows from investing activities:
  Purchases of accounts receivable                                             (50,621)           (70,654)           (68,272)
  Collections applied to principal of purchased accounts receivable             35,284             58,351             77,386
  Purchases of property and equipment                                          (27,940)           (27,331)           (20,498)
  Net distribution from joint venture                                                -                  -              1,540
  Proceeds from notes receivable                                                     -              1,000                394
  Proceeds from disposal of property and equipment                                 560              2,633                  -
  Investment in consolidated subsidiary by minority interest                     2,320                  -                  -
  Net cash paid for acquisitions and related costs                             (11,077)           (27,966)              (720)
                                                                              --------           --------           --------
             Net cash used in investing activities                             (51,474)           (63,967)           (10,170)

Cash flows from financing activities:
  Repayment of notes payable                                                   (21,869)           (18,606)           (30,947)
  Borrowings under notes payable                                                     -             24,477             20,916
  Repayment of acquired notes payable                                          (20,084)                 -                  -
  Borrowings under revolving credit agreement                                   65,230             34,170              1,000
  Repayment of borrowings under revolving credit agreement                    (162,350)           (47,620)           (61,680)
  Payment of fees to acquire debt                                               (5,138)              (552)            (2,899)
  Proceeds from issuance of convertible debt                                   125,000                  -                  -
  Issuance of common stock, net                                                  3,721                747              1,531
                                                                              --------           --------           --------
             Net cash used in financing activities                             (15,490)            (7,384)           (72,079)

Effect of exchange rate on cash                                                   (215)               344              1,678
                                                                              --------           --------           --------

Net increase (decrease) in cash and cash equivalents                            18,671             (7,002)            20,485

Cash and cash equivalents at beginning of the period                            13,490             32,161             25,159
                                                                              --------           --------           --------

Cash and cash equivalents at end of the period                                $ 32,161           $ 25,159           $ 45,644
                                                                              ========           ========           ========

                             See accompanying notes.

                                 NCO GROUP, INC.
                   Notes to Consolidated Financial Statements

1. Nature of Operations:

NCO Group, Inc. (the "Company" or "NCO") is a leading provider of accounts receivable management and collection services. The Company also owns 63 percent of NCO Portfolio Management, Inc., a separate public company that purchases and manages past due consumer accounts receivable from consumer creditors, such as banks, finance companies, retail merchants, and other consumer oriented companies. The Company's client base includes companies in the financial services, healthcare, retail and commercial, telecommunications, utilities, education and government sectors. These clients are primarily located throughout the United States of America, Canada, the United Kingdom, and Puerto Rico. The Company's largest client is in the financial services sector and represented
10.3 percent of the 2003 consolidated revenue.

2. Accounting Policies:

   Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All significant intercompany accounts and transactions have been eliminated. The Company does not control InoVision-MEDCLR-NCOP Ventures, LLC (see note 23) and, accordingly, its financial condition and results of operations are not consolidated with the Company's financial statements.

   Revenue Recognition:

Contingency Fees:

Contingency fee revenue is recognized upon collection of funds on behalf of clients.

Contractual Services:

Fees for contractual services are recognized as services are performed and accepted by the client.

Long-Term Collection Contract:

The Company has a long-term collection contract with a large client to provide collection services that includes guaranteed collections, subject to limits. The Company also earns a bonus to the extent collections are in excess of the guarantees. The Company is required to pay the client, subject to limits, if collections do not reach the guarantees. Any guarantees in excess of the limits will only be satisfied with future collections. The Company is entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections in excess of any remaining guarantees.

In accordance with the provision of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company defers all of the base service fees, subject to the limits, until the collections exceed the collection guarantees. At the end of each reporting period, the Company assesses the need to record an additional liability if deferred fees are less than the estimated guarantee payments, if any, due to the client, subject to the limits. There was no additional liability recorded as of December 31, 2002 and 2003.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued):

   Revenue Recognition (continued):

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

   Long-Lived Assets:

The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment and certain identifiable intangible assets, for impairment, based on the estimated undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

   Goodwill:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but instead must be tested for impairment at least annually and as triggering events occur, including an initial test that was completed in connection with the adoption of SFAS 142. The test for impairment uses a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company did not incur any impairment charges in connection with the adoption of SFAS 142 or the subsequent annual impairment tests, and does not believe that goodwill is impaired as of December 31, 2003. The annual impairment analysis is completed on October 1st of each year (see note 7).

   Other Intangible Assets:

Other intangible assets consist primarily of customer lists and deferred financing costs, which relate to debt issuance costs incurred. Customer lists are amortized over five years and deferred financing costs are amortized over the term of the debt (see note 7).

   Interest Rate Hedges:

The Company previously accounted for its interest rate swap agreements in its balance sheet measured at fair value. Changes in the fair value of the interest rate swap agreements were recorded separately in shareholders' equity as "other comprehensive income (loss)" since the interest rate swap agreements were designated and qualified as cash flow hedges. The Company was party to two interest rate swap agreements that expired on September 1, 2003.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued):

   Stock Options:

The Company accounts for stock option grants in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with SFAS 123, "Accounting for Stock-Based Compensation," the Company does not recognize compensation cost based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (amounts in thousands, except per share amounts) (see note 14):

                                                         For the Years Ended December 31,
                                                      --------------------------------------
                                                        2001            2002           2003
                                                      --------       --------       --------
Net income - as reported                              $ 15,038       $ 42,159       $ 42,446
Pro forma compensation cost, net of taxes                5,011          5,417          4,372
                                                      --------       --------       --------

Net income - pro forma                                $ 10,027       $ 36,742       $ 38,074
                                                      ========       ========       ========

Net income per share - as reported:
    Basic                                               $ 0.58         $ 1.63         $ 1.64
    Diluted                                             $ 0.58         $ 1.54         $ 1.54

Net income per share - pro forma:
    Basic                                               $ 0.39         $ 1.42         $ 1.47
    Diluted                                             $ 0.38         $ 1.36         $ 1.40

The estimated weighted average, grant-date fair values of the options granted during the years ended December 31, 2001, 2002 and 2003 were $10.37, $8.40 and $8.96, respectively. All options granted were at the market price of the stock on the grant date. For valuation purposes, the Company utilized the Black-Scholes option-pricing model using the following assumptions on a weighted average basis:

                                For the Years Ended December 31,
                              ------------------------------------
                                2001         2002         2003
                              ----------   ----------   ----------

Risk-free interest rate        4.42%         3.18%         3.72%
Expected life in years         4.33          5.00          5.00
Volatility factor             58.95%        56.59%        47.92%
Dividend yield                 None          None          None
Forfeiture rate                5.00%         5.00%         5.00%

   Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are expected to be reinvested indefinitely.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued):

   Foreign Currency Translation:

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using historical exchange rates. The adjustments resulting from translation have been recorded separately in shareholders' equity as "other comprehensive income (loss)" and are not included in determining consolidated net income. As of December 31, 2002 and 2003, other comprehensive income (loss) included $3.4 million of cumulative losses and $6.6 million of cumulative income, respectively, from foreign currency translation.

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

On an ongoing basis, the Company compares the historical trends of each portfolio to projected collections. Future projected collections are then increased, within preset limits, or decreased based on the actual cumulative performance of each portfolio. Management reviews each portfolio's adjusted projected collections to determine if further downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its best efforts to improve under-performing portfolios. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period (see note 4).

   Reclassifications:

Certain amounts as of December 31, 2002, and for the years ended December 31, 2001 and 2002 have been reclassified for comparative purposes.

3. Business Combinations:

The following acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition related expenses. These accruals included professional fees related to the acquisition and termination costs related to certain redundant personnel immediately eliminated at the time of the acquisitions.

On February 20, 2001, the Company merged NCO Portfolio Management, Inc. ("NCO Portfolio"), its wholly owned subsidiary, with Creditrust Corporation ("Creditrust") to form a new public entity (Nasdaq: NCPM) focused on the purchase of accounts receivable (the "Creditrust Merger"). After the Creditrust Merger, the Company owned approximately 63 percent of the outstanding stock of NCO Portfolio, subject to certain adjustments. The Company's contribution to the NCO Portfolio merger consisted of $25.0 million of purchased accounts receivable. As part of the Creditrust Merger, NCO Portfolio signed a ten-year service agreement that appointed the Company as the sole provider of collection services to NCO Portfolio. The Company has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. In connection with the Creditrust Merger, the Company provided NCO Portfolio with a $50 million revolving line of credit, subject to future reductions in availability (see note 24). Initially, NCO Portfolio borrowed $36.3 million to fund the Creditrust Merger.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

3. Business Combinations (continued):

On August 19, 2002, the Company acquired certain assets and related operations, excluding the purchased accounts receivable portfolio, and assumed certain liabilities of Great Lakes Collection Bureau, Inc. ("Great Lakes"), a subsidiary of GE Capital Corporation ("GE Capital"), for $10.1 million in cash. The Company funded the purchase with borrowings under its revolving credit agreement. NCO Portfolio acquired the purchased accounts receivable portfolio of Great Lakes for $22.9 million. NCO Portfolio funded the purchase with $2.3 million of existing cash and $20.6 million of nonrecourse financing provided by CFSC Capital Corp. XXXIV (see note 9). This nonrecourse financing is collateralized by the Great Lakes purchased accounts receivable portfolio. As part of the acquisition, the Company and GE Capital signed a multi-year agreement under which the Company will provide services to GE Capital. The Company allocated $4.1 million of the purchase price to the customer list and recognized goodwill of $2.3 million. All of the goodwill is deductible for tax purposes. During the year ended December 31, 2003, the Company revised the estimated allocation of the fair market value that resulted in an increase in goodwill of $248,000. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers and reduce the cost of providing services to the acquired customers through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.

On December 9, 2002, the Company acquired all of the stock of The Revenue Maximization Group, Inc. ("RevGro") for $17.5 million in cash, including the repayment of $889,000 of RevGro's pre-acquisition debt. The Company funded the purchase with $16.8 million of borrowings under its revolving credit agreement and existing cash. The Company allocated $4.7 million of the purchase price to the customer list and recognized goodwill of $8.2 million. None of the goodwill is deductible for tax purposes. During the year ended December 31, 2003, the Company revised the estimated allocation of the fair market value that resulted in a decrease in goodwill of $1.1 million. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers and reduce the cost of providing services to the acquired customers through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.

4. Purchased Accounts Receivable:

The Company's Portfolio Management and International Operations divisions purchase defaulted consumer accounts receivable at a discount from the actual principal balance. As of December 31, 2003, the carrying values of Portfolio Management's and International Operations' purchased accounts receivable were $149.7 million and $2.9 million, respectively. The following summarizes the change in purchased accounts receivable (amounts in thousands):

                                                       For the Years Ended December 31,
                                                    ---------------------------------------
                                                       2001           2002           2003
                                                    ---------      ---------      ---------
Balance, at beginning of period                     $  34,475      $ 140,001      $ 152,448

Purchased accounts receivable acquired from
  Creditrust                                           93,518              -              -
Purchases of accounts receivable                       50,621         72,680         74,299
Collections on purchased accounts receivable          (99,868)      (120,513)      (154,121)
Purchase price adjustment                                   -         (4,000)             -
Revenue recognized                                     64,065         66,162         76,735
Impairment of purchased accounts receivable            (2,738)        (1,999)        (1,751)
Residual purchased accounts receivable from
  previously unconsolidated subsidiary                      -              -          4,515
Foreign currency translation adjustment                   (72)           117            488
                                                    ---------      ---------      ---------
                                                            -              -              -
Balance, at end of period                           $ 140,001      $ 152,448      $ 152,613
                                                    =========      =========      =========

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

4. Purchased Accounts Receivable (continued):

During the years ended December 31, 2001, 2002 and 2003, impairments of $2.7 million, $2.0 million and $1.8 million, respectively, were recorded as a charge to income on portfolios where the carrying values exceeded the expected future cash flows. No income will be recorded on these portfolios until the carrying values have been fully recovered. As of December 31, 2002 and 2003, the combined carrying values on all impaired portfolios aggregated $6.1 million and $11.4 million, respectively, or 4.0 percent and 7.5 percent of total purchased accounts receivable, respectively, representing their net realizable value.

As of December 31, 2003, one portfolio with a carrying value of $4.2 million, which was acquired in connection with the dissolution of Creditrust SPV 98-2, LLC (see note 23), is also being accounted for under the cost recovery method.

Included in collections for the years ended December 31, 2002 and 2003, was $3.7 million and $7.6 million in proceeds from the sale of accounts, respectively. During the year ended December 31, 2002, NCO Portfolio concluded a contract renegotiation with the seller of several existing portfolios resulting in a $4.0 million cash price reduction on several purchases from 2000 and 2001. The $4.0 million proceeds were recorded as a reduction to purchase price of the affected portfolios during 2002 and included in "Collections applied to principal of purchased accounts receivable" in the Consolidated Statement of Cash Flows.

5. Funds Held on Behalf of Clients:

In the course of the Company's regular business activities as a provider of accounts receivable management services, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $60.2 million and $59.3 million at December 31, 2002 and 2003, respectively, have been shown net of their offsetting liability for financial statement presentation.

6. Property and Equipment:

Property and equipment, at cost, consisted of the following (amounts in thousands):

                                                                    December 31,
                                         Estimated         ----------------------------
                                        Useful Life           2002                2003
                                       --------------      --------            --------
Computer equipment                        5 years          $ 87,470            $ 96,680
Computer software developed
  for internal use                        5 years            33,542              41,850
Furniture and fixtures                 5 to 10 years         17,576              20,546
Leasehold improvements                 5 to 15 years         12,829              14,295
                                                           --------            --------
                                                            151,417             173,371

Less accumulated depreciation                                71,814              99,286
                                                           --------            --------
                                                           $ 79,603            $ 74,085
                                                           ========            ========

Depreciation charged to operations amounted to $20.1 million, $24.2 million and $27.0 million for the years ended December 31, 2001, 2002 and 2003, respectively.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

7. Intangible Assets:

   Goodwill:

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company's reporting units under SFAS 142 are U.S. Operations, Portfolio Management and International Operations. Portfolio Management does not have any goodwill. The U.S. Operations and International Operations had the following goodwill (amounts in thousands):

                                            December 31,
                                   ----------------------------
                                      2002               2003
                                   ---------          ---------
U.S. Operations                    $ 495,575          $ 471,558
International Operations              30,209             34,812
                                   ---------          ---------
                                   $ 525,784          $ 506,370
                                   =========          =========

The change in U.S. Operations' goodwill balance from 2002 to 2003 was principally due to a $24.7 million reduction in deferred tax liabilities associated with the settlement of certain amounts recorded in purchase accounting. The change in International Operations' goodwill balance from 2002 to 2003 was due to changes in the exchange rates used for the foreign currency translation.

The following presents the results of operations as if SFAS 142 had been adopted as of January 1, 2001 (dollars in thousands):

                                      For the Year Ended
                                      December 31, 2001
                                 ---------------------------
                                                   Diluted
                                                   Earnings
                                   Amount         Per Share
                                 -----------     -----------

Net income, as reported           $ 15,038          $ 0.58
Add back of goodwill
  amortization, net of tax          11,894            0.44
                                  --------          ------

Adjusted net income               $ 26,932          $ 1.02
                                  ========          ======

   Other Intangible Assets:

Other intangible assets consist primarily of deferred financing costs and customer lists. The following represents the other intangible assets (amounts in thousands):

                                                         December 31,
                               ---------------------------------------------------------------
                                          2002                               2003
                               ----------------------------       ----------------------------
                                 Gross                              Gross
                               Carrying         Accumulated       Carrying         Accumulated
                                 Amount        Amortization         Amount        Amortization
                               --------        ------------       --------        ------------
Deferred financing costs       $ 12,422           $ 6,969          $ 15,321          $ 9,687
Customer lists                    8,761               357             8,761            2,104
Other intangible assets             900               688               900              816
                               --------           -------          --------          -------
Total                          $ 22,083           $ 8,014          $ 24,982         $ 12,607
                               ========           =======          ========         ========

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

7. Intangible Assets (continued):

   Other Intangible Assets (continued):

The Company recorded amortization expense for all other intangible assets of $2.4 million, $3.2 million and $4.6 million during the years ended December 31, 2001, 2002 and 2003, respectively. The following represents the Company's expected amortization expense from these other intangible assets
(amounts in thousands):

           2004                           $ 4,380
           2005                             4,254
           2006                             2,341
           2007                             1,400

8. Accrued Expenses:

Accrued expenses consisted of the following (amounts in thousands):

                                                       December 31,
                                             -----------------------------
                                                2002             2003
                                             ------------     ------------
Accrued rent and other related
  expense associated with the flood of
  the Fort Washington locations               $  8,211         $  8,043
Other accrued expenses                          20,637           17,858
                                              --------         --------
                                              $ 28,848         $ 25,901
                                              ========         ========

9. Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

                                           December 31,
                                 ---------------------------------
                                     2002               2003
                                 --------------     --------------

Term loan                          $       -          $ 132,500
Revolving credit facility            193,180                  -
Convertible notes                    125,000            125,000
Securitized debt                      35,523             33,210
Nonrecourse debt                      17,632             17,591
Capital leases and other               2,935              7,186
Less current portion                 (39,847)           (66,523)
                                   ---------          ---------
                                   $ 334,423          $ 248,964
                                   =========          =========

The following summarizes the Company's required debt payments (amounts in thousands). The payment for 2006 assumes that the convertible notes are not converted into common stock prior to the maturity date.

             2004                       $   66,523
             2005                           40,900
             2006                          207,572
             2007                               74
             2008                               75
             Thereafter                        343

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued):

   Revolving Credit Facility:

On August 13, 2003, the Company amended its credit agreement with Citizens Bank of Pennsylvania, ("Citizens Bank"), for itself and as administrative agent for other participating lenders. The amendment extended the maturity date from May 20, 2004 to March 15, 2006 (the "Maturity Date"). The amended credit facility is structured as a $150 million term loan and a $50 million revolving credit facility. The Company is required to make quarterly repayments of $6.3 million on the term loan until the Maturity Date. The remaining balance outstanding under the term loan and the balance under the revolving credit facility will become due on the Maturity Date. The availability of the revolving credit facility is reduced by any unused letters of credit. As of December 31, 2003, the Company had unused letters of credit of $2.1 million and $47.9 million remaining availability under the revolving credit facility.

Prior to February 28, 2004, all borrowings carried interest at a rate equal to either, at the option of the Company, Citizens Bank's prime rate plus a margin of 1.25 percent (Citizens Bank's prime rate was 4.00 percent at December 31, 2003), or the London InterBank Offered Rate ("LIBOR") plus a margin of 3.00 (LIBOR was 1.12 percent at December 31, 2003). After February 28, 2004, all borrowings bear interest at a rate equal to either, at the option of the Company, Citizens Bank's prime rate plus a margin of 0.75 percent to 1.25 percent, which is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio, or LIBOR plus a margin of 2.25 percent to 3.00 percent depending on the Company's consolidated funded debt to EBITDA ratio. The Company is charged a fee on the unused portion of the credit facility of 0.50 percent until February 28, 2004, and ranging from 0.38 percent to 0.50 percent depending on the Company's consolidated funded debt to EBITDA ratio after February 28, 2004. The effective interest rate on the credit facility was approximately 4.29 percent for the year ended December 31, 2003.

Borrowings under the credit facility are collateralized by substantially all the assets of the Company, including the common stock of NCO Portfolio that the Company owns, and its rights under the credit agreement with NCO Portfolio (see note 24). The credit agreement contains certain financial and other covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, the issuance of equity, and distributions to shareholders. If an event of default, such as failure to perform covenants, material adverse change, or change of control, were to occur under the credit agreement, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable. As of December 31, 2003, the Company was in compliance with all required financial covenants and the Company was not aware of any events of default.

   Convertible Notes:

In April 2001, the Company completed the sale of $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes due April 2006 ("Notes") in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are convertible into the Company's common stock at an initial conversion price of $32.92 per share. The Company will be required to repay the $125.0 million of aggregate principal if the Notes are not converted prior to their maturity in April 2006.

   Securitized Debt:

NCO Portfolio assumed four securitized notes in connection with the Creditrust Merger, one of which was repaid in May 2002 and one of which was included in an unconsolidated subsidiary prior to December 31, 2003, Creditrust SPV 98-2, LLC (see note 23). The remaining two notes are reflected in long-term debt. These notes were originally established to fund the purchase of accounts receivable. Each of the notes payable is nonrecourse to the Company and NCO Portfolio, is secured by a portfolio of purchased accounts receivable, and is bound by an indenture and servicing agreement. Pursuant to the Creditrust Merger, the trustee appointed the Company as the successor servicer for each portfolio of purchased accounts receivable within these securitized notes. These are term notes without the ability to re-borrow. Monthly principal payments on the notes equal all collections after servicing fees, collection costs, interest expense and administrative fees.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued):

   Securitized Debt (continued):

The first securitized note was established in September 1998 and carries a floating interest rate of LIBOR plus 0.65 percent per annum. The final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. A liquidity reserve of $900,000 and $5.4 million was included in restricted cash as of December 31, 2002 and 2003, respectively. As of December 31, 2002 and 2003, the amount outstanding on the facility was $15.4 million and $13.9 million, respectively. The note issuer was guaranteed against loss by NCO Portfolio for up to $4.5 million. In December 2003, the $4.5 million guarantee was funded using $3.3 million of restricted cash from another securitization, Creditrust SPV 98-2, LLC, (see note 23), and $1.2 million of operating cash. In January 2004, the $4.5 million from the guarantee was used to pay down the securitized note.

The second securitized note was established in August 1999 and carries interest at 15.00 percent per annum. The final due date of all payments under the facility is the earlier of December 2004, or satisfaction of the note from collections. As of December 31, 2002 and 2003, the amount outstanding on the facility was $20.1 million and $19.3 million, respectively.

   Nonrecourse Debt:

In August 2002, NCO Portfolio entered into a four-year exclusivity agreement with CFSC Capital Corp. XXXIV ("Cargill"). The agreement stipulates that all purchases of accounts receivable by NCO Portfolio with a purchase price in excess of $4 million must be first offered to Cargill for financing at its discretion. The agreement has no minimum or maximum credit authorization. NCO Portfolio may terminate the agreement at any time after two years for a cost of $125,000 per month for each month of the remaining four years, payable monthly. If Cargill chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate plus 3.25 percent (prime rate was 4.00 percent at December 31, 2003). Each borrowing is due two years after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional interest, Cargill will receive 40 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note and the initial investment by NCO Portfolio, including imputed interest. The effective interest rate on these notes, including the residual interest component was approximately 21.8 percent and 32.0 percent for the years ended December 31, 2002 and 2003, respectively. Borrowings under this financing agreement are nonrecourse to NCO Portfolio and the Company, except for the assets within the special purpose entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill financed portfolios, in addition to other remedies. As of December 31, 2003, NCO Portfolio was in compliance with all required covenants.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

10. Operating Leases:

The Company leases certain equipment and real estate facilities under noncancelable operating leases. These leases expire between 2004 and 2016, and most contain renewal options. The following represents the future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more (amounts in thousands). The following future minimum payments do not include the leases from the Company's former Fort Washington locations (see notes 19 and 22).

           2004                                $ 25,905
           2005                                  24,326
           2006                                  21,975
           2007                                  18,824
           2008                                  14,077
           Thereafter                            42,929
                                               --------
                                               $148,036
                                               ========

Rent expense was $19.5 million, $20.9 million and $23.7 million for the years ended December 31, 2001, 2002 and 2003, respectively. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease.

11. Income Taxes:

Income tax expense consisted of the following components (amounts in thousands):

                                          For the Years Ended December 31,
                                      ---------------------------------------
                                        2001             2002         2003
                                      --------         --------      --------
Currently payable:
  Federal                             $ 10,809         $  9,235      $  8,776
  State                                  1,047            1,789         1,126
  Foreign                                  376            1,329         3,548

Deferred:
  Federal                                1,600           14,218        12,222
  State                                   (239)           1,131         1,066
  Foreign                                1,068                -            (6)
                                      --------         --------      --------
Income tax expense                    $ 14,661         $ 27,702      $ 26,732
                                      ========         ========      ========

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

11. Income Taxes (continued):

Deferred tax assets (liabilities) consisted of the following (amounts in thousands):

                                                                       December 31,
                                                                --------------------------
                                                                  2002              2003
                                                                --------          --------
Deferred tax assets:
  Net operating loss carryforwards                              $ 41,056          $ 43,040
  Deferred contractual revenue                                    13,598             9,822
  Accrued expenses                                                 8,054             8,046
                                                                --------          --------

Total deferred tax assets                                         62,708            60,908

Valuation allowance                                                6,347             9,628
                                                                --------          --------
Net deferred tax assets                                           56,361            51,280
                                                                --------          --------

Deferred tax liabilities:
  Amortization                                                    39,074            25,943
  Depreciation                                                    12,210            11,251
  Undistributed earnings of unconsolidated subsidiary              1,876                 -
  Purchased accounts receivable                                   35,417            40,482
                                                                --------          --------
Total deferred tax liabilities                                    88,577            77,676
                                                                --------          --------
Net deferred tax liabilities                                    $(32,216)         $(26,396)
                                                                ========          ========

The Company had $107.9 million of federal net operating loss carryforwards, subject to certain limitations, available at December 31, 2003, which will expire during 2004 through 2021. Almost all of these federal net operating loss carryforwards relate to net operating loss carryforwards that existed as of the date of the Creditrust Merger. Due to the Creditrust ownership change in 2001, the use of the net operating loss carryforwards could be substantially curtailed by Section 382 of the Internal Revenue Code. The annual use of the net operating loss carryforwards is limited under this section and such limitation is dependent on: (i) the fair market value of Creditrust at the time of the ownership change; and (ii) the net unrealized built-in gains of Creditrust at the time of the ownership change, which are recognized within five years of the Creditrust Merger date. Based on an analysis performed by the Company, it is anticipated that $81.8 million of the Creditrust net operating loss will be available for utilization after Section 382 limitations. Accordingly, a deferred tax asset based on this amount was recorded at the date of the Creditrust Merger being available to offset future reversing temporary differences and future taxable income. At year-end, this deferred tax asset was expected to be fully utilized to offset future reversing temporary differences, primarily relating to purchased accounts receivable.

The Company has recorded state net operating loss carryforwards of $9.6 million at December 31, 2003. The deferred tax assets created by the state net operating loss carryforwards have been reduced by a $9.6 million valuation allowance due to the uncertainty that they can be realized.

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

During the year ended December 31, 2003, the Company recorded a $24.7 million reduction in deferred tax liabilities associated with the settlement of certain amounts recorded in purchase accounting.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

11. Income Taxes (continued):

A reconciliation of the U.S. statutory income tax rate to the effective rate was as follows:

                                            For the Years Ended December 31,
                                           ----------------------------------
                                            2001          2002          2003
                                           ------        ------        ------

U.S. statutory income tax rate              35.0%         35.0%         35.0%
Nondeductible goodwill and other expenses    8.2           0.2           0.3
State taxes, net of federal                  1.3           2.8           2.1
Other, net                                  (1.4)         (0.1)         (0.1)
                                            ----          ----          ----
Effective tax rate                          43.1%         37.9%         37.3%
                                            ====          ====          ====

Prior to the adoption of SFAS 142 on January 1, 2002, income taxes were computed after giving effect to the nondeductible portion of goodwill expenses attributable to certain acquisitions.

Income from operations for the years ended December 31, 2001, 2002 and 2003, included foreign subsidiary income of $2.7 million, $3.9 million and $9.8 million, respectively.

12. Shareholders' Equity:

   Common Stock Warrants

As of December 31, 2003, the Company had warrants outstanding to purchase 22,000 shares of NCO common stock at $32.97 per share. These warrants expire in May 2009.

13. Earnings Per Share:

Basic earnings per share ("EPS") was computed by dividing the net income for the years ended December 31, 2001, 2002 and 2003, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income for the years ended December 31, 2001, 2002 and 2003, by the weighted average number of common shares outstanding plus all common equivalent shares. Net income is adjusted to add-back convertible interest expense, net of taxes, if the convertible debt is dilutive. The 2.8 million weighted average shares from the convertible debt were not included in the diluted share count for 2001 because they were antidilutive. The interest expense on the convertible debt, net of taxes, included in the diluted EPS calculation was $3.7 million for the years ended December 31, 2002 and 2003. Outstanding options, warrants, and convertible securities have been utilized in calculating diluted amounts per share only when their effect would be dilutive.

The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):


                                      For the Years Ended December 31,
                                      --------------------------------
                                       2001         2002         2003
                                      ------       ------       ------
Basic                                 25,773       25,890       25,934

Dilutive effect of convertible debt        -        3,797        3,797
Dilutive effect of warrants               88            -            -
Dilutive effect of options               230          142          164
                                      ------       ------       ------
Diluted                               26,091       29,829       29,895
                                      ======       ======       ======

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

14. Stock Options:

In June 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). In September 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). The 1995 Plan and 1996 Plan, as amended, authorized 333,000 and 5.2 million shares, respectively, of incentive or nonqualified stock options. The Director Plan, as amended, authorized 150,000 shares. The vesting periods for the outstanding options under the 1995 Plan, the 1996 Plan, and the Director Plan are three years, three years and one year, respectively. The options expire no later than 10 years from the date of grant, except that options granted under the 1996 Plan after May 2003 expire no later than seven years from the date of grant.

A summary of stock option activity for all of the plans was as follows (amounts in thousands, except per share amounts):

                                                           Weighted
                                                            Average
                                          Number of     Exercise Price
                                           Options         Per Share
                                          ---------     --------------

Outstanding at January 1, 2001              3,340           $ 27.10
  Granted                                   1,116             20.22
  Exercised                                  (189)            19.76
  Forfeited                                  (269)            28.88
                                            -----           -------
Outstanding at December 31, 2001            3,998             25.41
  Granted                                     504             16.01
  Exercised                                   (37)            20.47
  Forfeited                                  (271)            26.52
  Expired                                     (23)            27.25
                                            -----           -------
Outstanding at December 31, 2002            4,171             24.23
  Granted                                     656             19.22
  Exercised                                   (80)            19.02
  Forfeited                                  (270)            25.81
                                            -----           -------
Outstanding at December 31, 2003            4,477           $ 23.50
                                            =====           =======

The following table summarizes information about stock options outstanding as of December 31, 2003 (shares in thousands):

                                  Stock Options Outstanding                 Stock Options Exercisable
                       -------------------------------------------------   -----------------------------
                                         Weighted           Weighted                        Weighted
      Range of                           Average            Average                         Average
  Exercise Prices        Shares       Remaining Life     Exercise Price      Shares      Exercise Price
---------------------  ------------  -----------------   ---------------   -----------   ---------------
$ 8.67 to $19.42          1,095         7.34 years           $ 16.68           347           $ 15.50
$20.05 to $24.75          1,475         6.99 years             20.96           942             20.92
$25.19 to $28.75            797         6.82 years             25.33           794             25.32
$29.19 to $33.38            976         5.71 years             30.62           976             30.62
$36.88 to $61.09            134         4.44 years             44.21           134             44.21
                          -----         ----------           -------         -----           -------
                          4,477         6.69 years           $ 23.50         3,193           $ 25.37
                          =====         ==========           =======         =====           =======

15. Derivative Financial Instruments:

The Company selectively uses derivative financial instruments to manage interest costs and minimize currency exchange risk. The Company does not hold derivatives for trading purposes. While these derivative financial instruments are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Company minimizes the risk of credit loss by entering into these agreements with major financial institutions that have high credit ratings. 15. Derivative Financial Instruments (continued):

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

15. Derivative Financial Instruments (continued):

   Interest Rate Hedge:

The Company was party to two interest rate swap agreements that expired on September 1, 2003. The Company determined that the interest rate swap agreements qualified as effective cash flow hedges because the interest payment dates, the underlying index (the London InterBank Offered Rate or "LIBOR"), and the notional amounts coincide with LIBOR contracts from the revolving credit facility. These interest rate swap agreements fixed the LIBOR component of interest at 2.8225 percent on an aggregate amount of $83.3 million of the variable-rate debt outstanding under the revolving credit facility. The aggregate notional amount of the interest rate swap agreements was subject to quarterly reductions that reduced the aggregate notional amount to $62 million at expiration. As of December 31, 2002, "other comprehensive income (loss)" included a loss of $460,000, net of a tax benefit of $248,000.

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

   Purchased Accounts Receivable:

The Company records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. The Company recorded the accounts receivable acquired as part of Creditrust at fair value. The carrying value of purchased accounts receivable, which is estimated based upon future cash flows, approximates fair value at December 31, 2002 and 2003.

   Notes Receivable:

The carrying amount reported in the balance sheets approximates market rates for notes with similar terms and maturities, and, accordingly, the carrying amount approximates fair value. The Company reviews the recoverability of the notes receivable on a quarterly basis to determine if an impairment charge is required.

   Long-Term Debt:

The stated interest rates of the Company's nonconvertible debt approximate market rates for debt with similar terms and maturities, and, accordingly, the carrying amounts approximate fair value. The estimated fair value of the Company's convertible debt was $106.2 million and $127.2 million as of December 31, 2002 and 2003, respectively, based on the closing market price for the convertible securities on December 31, 2002 and 2003, respectively.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

17. Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

                                                                 For the Years Ended December 31,
                                                            --------------------------------------------
                                                               2001            2002            2003
                                                            -----------     ------------    ------------
Cash paid for interest                                      $ 25,257          $22,426         $23,044
Cash paid for income taxes                                    11,410           13,393          12,310
Noncash investing and financing activities:
    Fair value of assets acquired                            123,978           33,208              -
    Liabilities assumed from acquisitions                    109,394            6,829              -
    Deferred portion of purchased accounts receivable             -             2,026           6,027
    Dissolution of investment in securitization                   -                -            4,515
    Warrants exercised                                            -               875              -

18. Employee Benefit Plans:

The Company has a savings plan under Section 401(k) of the Internal Revenue Code (the "Plan") for its U.S. Operations and Portfolio Management divisions. The Plan allows all eligible employees to defer up to 15 percent of their income on a pretax basis through contributions to the Plan, subject to limitations under
Section 401(k) of the Internal Revenue Code. The Company will provide a matching contribution of 25 percent of the first 6 percent of an employee's contribution. The Company also has similar type plans for its International Operations. The charges to operations for the matching contributions were $1.9 million, $2.0 million and $2.4 million for 2001, 2002 and 2003, respectively.

19. Commitments and Contingencies:

   Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications and other vendors that require minimum purchase commitments. These agreements expire between 2004 and 2007. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

           2004                        $ 19,937
           2005                          17,378
           2006                          12,738
           2007                           5,100
                                       --------
                                       $ 55,153
                                       ========

The Company incurred $2.4 million, $7.0 million and $18.9 million of expense in connection with these purchase commitments for the years ended December 31, 2001, 2002 and 2003, respectively.

   Long-Term Collection Contract:

The Company has a long-term collection contract with a large client to provide collection services that includes guaranteed collections, subject to limits. The Company is required to pay the client the difference between actual collections and the guaranteed collections on May 31, 2004 and May 31, 2005, subject to limits of $6.0 million and $13.5 million, respectively. Any guarantees in excess of the limits will only be satisfied with future collections. The Company is entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections in excess of any remaining guarantees.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

19. Commitments and Contingencies (continued):

   Forward-Flow Agreement:

In May 2003, NCO Portfolio renewed a fixed price agreement ("forward-flow") with a major financial institution that obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. As of December 31, 2003, NCO Portfolio was obligated to purchase accounts receivable at a maximum of $2.5 million per month through May 2004. A portion of the purchase price is deferred for 24 months, including a nominal rate of interest. The deferred purchase price payable, included in long-term debt, as of December 31, 2002 and 2003, was $2.1 million and $6.5 million, respectively.

   Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

FTC:

In October 2003, the Company was notified by the Federal Trade Commission ("FTC") that it intends to pursue a claim against the Company for violations of the Fair Credit Reporting Act ("FCRA") relating to certain aspects of the Company's credit reporting practices during 1999 and 2000.

The allegations relate primarily to a large group of consumer accounts from one client that were transitioned to the Company for servicing during 1999. The Company received incorrect information from the prior service provider at the time of transition. The Company became aware of the incorrect information during 2000 and ultimately removed the incorrect information from the consumers' credit files. The Company has currently negotiated a tentative settlement of this matter with the FTC, although no assurance can be given that a settlement will be reached. In the event that the Company is required to pay an assessment, it may assert certain claims for indemnification from the owners of the consumer accounts.

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

The Company believes that the resolution of the above matters will not have a material adverse effect on its financial position, results of operations or business.

Fort Washington Flood:

In June 2001, the first floor of the Company's Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. As previously reported, during the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, Pennsylvania. The Company filed a lawsuit in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. The landlord and former landlord filed counter-claims against the Company. Due to the uncertainty of the outcome of the lawsuit, the Company recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

19. Commitments and Contingencies (continued):

   Litigation (continued):

Fort Washington Flood (continued):

In January 2004, the Court, in ruling on the preliminary objections, allowed the former landlord defendants' suit to proceed, but struck from the complaint the allegations against individual officers of the Company. Therefore, the litigation will proceed in its course with the Company, the current landlord and the former landlord as parties.

Other:

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

20. Segment Reporting:

The Company's business consists of three operating divisions: U.S. Operations, Portfolio Management and International Operations. The accounting policies of the segments are the same as those described in note 2, "Accounting Policies."

U.S Operations provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. The U.S. Operations serve clients of all sizes in local, regional and national markets. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, delivering cost-effective accounts receivable and customer relationship management solutions to all market sectors. U.S. Operations had total assets, net of any intercompany balances, of $744.3 million and $714.2 million at December 31, 2002 and 2003, respectively. U.S. Operations had capital expenditures of $25.9 million, $22.7 million, and $17.0 million of capital expenditures for the years ended December 31, 2001, 2002 and 2003, respectively. U.S. Operations provides accounts receivable management services to Portfolio Management. U.S. Operations recorded revenue of $27.4 million, $35.5 million and $49.6 million for these services for the years ended December 31, 2001, 2002 and 2003, respectively. The accounting policies used to record the revenue from Portfolio Management are the same as those described in note 2, "Accounting Policies."

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $167.8 million and $170.4 million at December 31, 2002 and 2003, respectively.

International Operations provides accounts receivable management services across Canada and the United Kingdom. International Operations had total assets, net of any intercompany balances, of $50.2 million and $61.5 million at December 31, 2002 and 2003, respectively. International Operations had capital expenditures of $2.0 million, $4.6 million, and $3.5 million of capital expenditures for the years ended December 31, 2001, 2002 and 2003, respectively. International Operations provides accounts receivable management services to U.S. Operations. International Operations recorded revenue of $5.1 million, $11.5 million and $28.3 million for these services for the years ended December 31, 2001, 2002 and 2003, respectively. The accounting policies used to record the revenue from U.S. Operations are the same as those described in note 2, "Accounting Policies."

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

20. Segment Reporting (continued):

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

                                                 For the Year Ended December 31, 2001
                                                        (amounts in  thousands)
                                  -------------------------------------------------------------
                                                   Payroll and      Selling, General
                                                     Related          and  Admin.
                                   Revenue           Expenses          Expenses         EBITDA
                                  ---------        -----------      ----------------  ---------
U.S. Operations                   $ 615,743          $ 332,456        $ 221,995       $  61,292
Portfolio Management                 62,929              1,624           32,437          28,868
International Operations             37,803             21,685           10,729           5,389
Eliminations                        (32,602)            (5,131)         (27,471)              -
                                  ---------          ---------        ---------       ---------
Total                             $ 683,873          $ 350,634        $ 237,690       $  95,549
                                  =========          =========        =========       =========

                                                 For the Year Ended December 31, 2002
                                                        (amounts in  thousands)
                                  -------------------------------------------------------------
                                                   Payroll and      Selling, General
                                                     Related          and  Admin.
                                   Revenue           Expenses          Expenses         EBITDA
                                  ---------        -----------      ----------------  ---------
U.S. Operations                   $ 639,497          $ 316,992        $ 231,986       $  90,519
Portfolio Management                 63,379              1,532           40,263          21,584
International Operations             47,636             28,409           12,957           6,270
Eliminations                       (47,062)           (11,528)          (35,534)              -
                                  ---------          ---------        ---------       ---------
Total                             $ 703,450          $ 335,405        $ 249,672       $ 118,373
                                  =========          =========        =========       =========

                                                 For the Year Ended December 31, 2003
                                                        (amounts in  thousands)
                                  -------------------------------------------------------------
                                                   Payroll and      Selling, General
                                                     Related          and  Admin.
                                   Revenue           Expenses          Expenses         EBITDA
                                  ---------        -----------      ----------------  ---------
U.S. Operations                   $ 686,874          $ 336,529        $ 261,670       $  88,675
Portfolio Management                 75,456              1,734           53,612          20,110
International Operations             69,301             40,363           16,544          12,394
Eliminations                        (77,815)           (28,257)         (49,558)              -
                                  ---------          ---------        ---------       ---------
Total                             $ 753,816          $ 350,369        $ 282,268       $ 121,179
                                  =========          =========        =========       =========

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

21. Unaudited Quarterly Results:

The following tables contain selected unaudited Consolidated Statement of Income data for each quarter for the years ended December 31, 2002 and 2003 (amounts in thousands, except per share data). The operating results for any quarter are not necessarily indicative of results for any future period.

                                               2002 Quarters Ended
                           ----------------------------------------------------------
                             March 31        June 30        Sept. 30        Dec. 31
                           ------------   -------------   ------------   ------------
Revenue                     $ 188,007       $ 175,099      $ 168,119      $ 172,225
Income from operations         34,588          23,755         16,008         16,698
Net income                     17,447          11,709          6,199          6,804

Net income per share:
    Basic                      $ 0.68          $ 0.45         $ 0.24         $ 0.26
    Diluted                    $ 0.61          $ 0.42         $ 0.24         $ 0.26

                                              2003 Quarters Ended
                           ---------------------------------------------------------
                             March 31        June 30        Sept. 30       Dec. 31
                           ------------   -------------   ------------   -----------
Revenue                     $ 189,017       $ 188,574      $ 188,619     $ 187,606
Income from operations         23,905          21,487         22,267        21,892
Net income                     11,192          10,277         10,723        10,254

Net income per share:
    Basic                      $ 0.43          $ 0.40         $ 0.41        $ 0.39
    Diluted                    $ 0.41          $ 0.38         $ 0.39        $ 0.37

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

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

23. Investments in Unconsolidated Subsidiaries:

In connection with the Creditrust Merger, NCO Portfolio acquired a 100 percent retained residual interest in an investment in securitization, Creditrust SPV 98-2, LLC (see note 3). This securitization issued a nonrecourse note that was due the earlier of January 2004 or satisfaction of the note from collections, and carried an interest rate of 8.61 percent. The investment accrued noncash income at a rate of 8 percent per annum on the residual cash flow component only. No income was recorded from this investment during the year ended December 31, 2003, due to concerns related to the future recoverability of the investment. The Company recorded $211,000 and $162,000 of income on this investment for the period from February 21, 2001 to December 31, 2001, and for the year ended December 31, 2002, respectively. In December 2003, the nonrecourse note was repaid in full, at which time the purchased accounts receivable portfolio with a carrying value of $4.5 million reverted back to the Company's control. The purchased accounts receivable portfolio will continue to be accounted for using the cost recovery method. Immediately following payoff, the cash reserves of $3.3 million plus an additional $1.2 million were placed into the reserve account of another securitization to satisfy the guarantee to the note insurer (see note 9). The Company performed collection services for Creditrust SPV 98-2, LLC and recorded service fee revenue of $1.9 million, $1.8 million and $1.6 million for the years ended December 31, 2001, 2002 and 2003, respectively.

NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC ("Joint Venture"), with IMNV Holdings, LLC ("IMNV"). The Joint Venture was established in 2001 to purchase utility, medical and other various small balance accounts receivable and is accounted for using the equity method of accounting. Included in "other assets" on the Balance Sheets was NCO Portfolio's investment in the Joint Venture of $3.4 million and $4.0 million as of December 31, 2002 and 2003, respectively. Included in the Statements of Income, in "interest and investment income," was $118,000, $762,000 and $2.2 million for the years ended December 31, 2001, 2002 and 2003, respectively, representing NCO Portfolio's 50 percent share of operating income from this unconsolidated subsidiary. NCO Portfolio received distributions of $212,000 and $1.5 million during the years ended December 31, 2002 and 2003, respectively. NCO Portfolio's 50 percent share of the Joint Venture's retained earnings was $661,000 and $1.3 million as of December 31, 2002 and 2003, respectively. The Company performs collection services for the Joint Venture and recorded service fee revenue of $547,000, $4.7 million and $5.5 million for the years ended December 31, 2001, 2002 and 2003, respectively. The Company had receivables of $219,000 and $418,000 on its balance sheets as of December 31, 2002 and 2003, respectively, for these service fees. The Company also performs collection services for an affiliate of IMNV and recorded service fee revenue of $6.9 million, $8.8 million, and $10.7 million for the years ended December 31, 2001, 2002 and 2003, respectively.

The following table summarizes the financial information of the Joint Venture (amounts in thousands):

                                       As of and for the Years
                                          Ended December 31,
                             ----------------------------------------
                                2001          2002           2003
                             -----------   -----------    -----------

    Total assets              $ 5,581      $ 11,638       $ 15,344
    Total liabilities           4,455         4,944          7,415
    Revenue                     1,061         9,832         13,523
    Operating income              236         1,524          4,327


24. Related Party Transactions:

The Company provides NCO Portfolio with a revolving line of credit with a current borrowing capacity of $25.0 million. NCO Portfolio's borrowings bear interest at a rate equal to NCO's interest rate under its credit facility plus
1.00 percent. As of December 31, 2002 and 2003, there was $36.9 million and $25.0 million outstanding under the revolving line of credit, respectively. Borrowings under the revolving line of credit are collateralized by certain assets of NCO Portfolio. The revolving credit agreement contains certain financial covenants such as maintaining funded debt to EBITDA requirements and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of December 31, 2003, NCO Portfolio was in compliance with all required covenants.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

24. Related Party Transactions (continued):

The Company uses an airplane that is partly owned by Michael J. Barrist, Chairman, President, and Chief Executive Officer of NCO. During 2001 and most of 2002, the Company paid the total monthly management fee associated with the airplane and its share of out-of-pocket costs to a third-party management company for its use of the airplane. The third-party management company is not affiliated with Mr. Barrist. Effective November 2002, the Company changed its arrangement with Mr. Barrist. The Company now reimburses Mr. Barrist for the use of the plane based on a per-hour rate. The per-hour rate consists of actual operating costs plus the hourly cost equivalent for the monthly management fee, interest and depreciation. The Company paid costs of $363,000, $478,000 and $719,000 for the years ended December 31, 2001, 2002 and 2003, respectively. In March 2004, Mr. Barrist's ownership interest in the airplane ended and, therefore his agreement with the Company terminated.

The Company was party to certain split-dollar life insurance policies, which were purchased in 1997. These policies separately insure: (i) the joint lives of Michael J. Barrist and his spouse; and (ii) the joint lives of Charles C. Piola, Jr. and his spouse. Under the terms of the split-dollar agreement, the Company paid the premiums for certain survivorship life insurance policies on the lives of Mr. and Mrs. Barrist and Mr. and Mrs. Charles C. Piola, Jr. with an aggregate face value of $50.0 million and $30.0 million, respectively, only to the extent that the premiums are in excess of the cost of the term insurance coverage. While the proceeds of the policies are payable to the beneficiaries designated by the respective executives, the Company has an interest in the insurance benefits equal to the cumulative amount of premiums it has paid and is not responsible to pay any premiums in excess of the cash surrender value of the respective policies. In November 2002, it was determined that the Company would suspend payment of premiums for these policies. Subsequently, the Company has decided to terminate the split-dollar agreements. In conjunction with this termination, the Company transferred the existing policies to the insured, and was reimbursed during 2003 for all premiums paid on theses policies. During December 2002, the Company inadvertently paid $138,000 of premiums that were reimbursed by Mr. Barrist and Mr. Piola in January 2003.

25. Recently Issued and Proposed Accounting Pronouncements:

   SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a
   Transfer:

The Company currently follows the accounting guidance in Practice Bulletin #6 for the accounting for purchased accounts receivable portfolios. Practice Bulletin #6 has been superceded by SOP 03-3 - Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, although early adoption is permitted. SOP 03-3 applies to all companies that acquire loans for which it is probable at the acquisition date that all contractual amounts due under the acquired loans will not be collected. SOP 03-3 addresses accounting for differences between contractual and expected cash flows from an investor's initial investment in certain loans when such differences are attributable, in part, to credit quality. SOP 03-3 also addresses such loans acquired in purchased business combinations.

SOP 03-3 limits the revenue that may be accrued to the excess of the estimate of expected cash flows over a portfolio's initial cost of accounts receivable acquired. SOP 03-3 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. SOP 03-3 freezes the internal rate of return, referred to as the IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio is written down to maintain the original IRR. Increases in expected cash flows are to be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. Loans acquired in the same fiscal quarter with common risk characteristics may be aggregated for the purpose of applying this SOP. The Company is in the process of determining the effect SOP 03-3 will have on its financial position and results of operations.

                                 NCO GROUP, INC.
             Notes to Consolidated Financial Statements (continued)

25. Recently Issued and Proposed Accounting Pronouncements (continued):

   FASB Interpretation No. 46, "Consolidation of Variable Interest Entities":

In January 2003, the FASB issued Interpretation No. 46 ("FIN" 46), "Consolidation of Variable Interest Entities". The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 defines variable interest entities and requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. On January 1, 2004, the Company adopted FIN 46. The Company has an $11.1 million note receivable and a $5.7 million note receivable included in the balance sheet under current and long-term other assets as of December 31, 2003. These notes receivable are from two separate companies that comprised the Market Strategy division that was divested during 2000. Under FIN 46, the companies that issued these notes receivable are considered variable interest entities. Based on its initial evaluation of these variable interest entities, the Company does not believe it is required to consolidate theses entities under FIN 46.

26. Subsequent Events:

On November 18, 2003, the Company and RMH Teleservices, Inc., referred to as RMH, a provider of customer relationship management services, announced that they entered into an agreement by which RMH would be merged with a wholly-owned subsidiary of the Company. Pursuant to the proposed merger, the Company would acquire RMH in a transaction expected to be tax-free to the shareholders of RMH. Under the RMH merger agreement, as amended, RMH's shareholders will receive
0.2150 shares of NCO common stock for each share of RMH common stock. The transaction is subject to a collar arrangement. It is anticipated that the Company will issue approximately 3.4 million shares of NCO common stock to RMH's shareholders. It is also anticipated that the Company will issue approximately 593,000 additional shares of NCO common stock upon the exercise of currently outstanding options and warrants to purchase RMH common stock to be assumed by the Company in the merger.

On December 15, 2003, the Company and NCO Portfolio announced that they have entered into an agreement by which NCO Portfolio would be merged with a wholly owned subsidiary of the Company. The Company currently owns approximately 63.3 percent of the outstanding stock of NCO Portfolio and pursuant to the proposed merger would acquire all NCO Portfolio shares that it does not own in a transaction expected to be tax-free to the stockholders of NCO Portfolio. Michael J. Barrist, chairman of the board, president and chief executive officer of the Company, also serves as chairman of the board, president and chief executive officer of NCO Portfolio and beneficially owns 2.8 percent of NCO Portfolio's outstanding common stock, excluding options. Under the NCO Portfolio merger agreement NCO Portfolio 's minority stockholders will receive 0.36187 of a share of NCO common stock for each share of NCO Portfolio common stock. The Company will issue approximately 1.8 million shares of NCO common stock to NCO Portfolio's minority stockholders. Under the NCO Portfolio merger agreement, if the average closing sale price of NCO common stock for the 10-day trading period ending on the second day prior to the closing date of the transaction were to be less than $21.50 per share, NCO Portfolio would have the right to terminate the NCO Portfolio merger agreement unless the Company were to agree to improve the exchange ratio so that the NCO Portfolio minority stockholders receive that number of shares of NCO common stock with a value equivalent to the $21.50 price, based on such 10 trading day average stock price. The Company will also assume all outstanding NCO Portfolio stock options.

                                 NCO GROUP, INC.
                        Consolidating Statement of Income
                                   (Unaudited)
                             (Amounts in thousands)

                                                                        For the Year Ended December 31, 2003
                                                       ----------------------------------------------------------------------------
                                                                                                 Intercompany
                                                       NCO Group           NCO Portfolio         Eliminations          Consolidated
                                                       ---------           -------------         ------------          ------------
Revenue                                               $ 727,918              $ 75,456             $ (49,558)            $ 753,816

Operating costs and expenses:
      Payroll and related expenses                      348,635                 1,734                     -               350,369
      Selling, general and administrative expenses      278,214                53,612               (49,558)              282,268
      Depreciation and amortization expense              31,249                   379                     -                31,628
                                                      ---------              --------             ---------             ---------
                                                        658,098                55,725               (49,558)              664,265
                                                      ---------              --------             ---------             ---------
                                                         69,820                19,731                     -                89,551

Other income (expense):
      Interest and investment income                      2,275                 2,232                  (580)                3,927
      Interest expense                                  (12,218)              (11,087)                  307               (22,998)
      Other income                                        1,128                     -                     -                 1,128
                                                      ---------              --------             ---------             ---------
                                                         (8,815)               (8,855)                 (273)              (17,943)
                                                      ---------              --------             ---------             ---------
Income before income tax expense                         61,005                10,876                  (273)               71,608

Income tax expense                                       22,756                 3,976                     -                26,732
                                                      ---------              --------             ---------             ---------
Income from operations before minority interest          38,249                 6,900                  (273)               44,876

Minority interest (1)                                         -                  (273)               (2,157)               (2,430)
                                                      ---------              --------             ---------             ---------

Net income                                            $  38,249              $  6,627             $  (2,430)            $  42,446
                                                      =========              ========             =========             =========

(1) NCO Group, Inc. owns 63% percent of the outstanding common stock of NCO Portfolio Management, Inc.

                                 NCO GROUP, INC.
                 Schedule II - Valuation and Qualifying Accounts

                                                                    Additions
                                                             ------------------------
                                           Balance at        Charged to   Charged to                             Balance at
                                            beginning         costs and     other                                  end of
                                             of year          expenses     accounts        Deductions (1)           year
                                           ----------        ------------ -----------      ---------------      -------------
Year ended December 31, 2001:

  Allowance for doubtful accounts         $ 7,080,000        $ 4,250,000   $     -           $ (6,019,000)       $ 5,311,000

Year ended December 31, 2002:

  Allowance for doubtful accounts         $ 5,311,000        $ 8,293,000   $     -           $ (6,319,000)       $ 7,285,000

Year ended December 31, 2003:

  Allowance for doubtful accounts         $ 7,285,000        $ 4,816,000   $     -           $ (4,654,000)       $ 7,447,000


(1) Uncollectable accounts written off, net of recoveries.