Form 10-Q
period 2004-03-31
NCO GROUP INC
filed 2004-05-10
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2004, or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---
         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes X   No
                                                   ---    ---
         The number of shares outstanding of each of the issuer's classes of common stock as of May 6, 2004 was: 31,472,272 shares of common stock, no par value.

                                 NCO GROUP, INC.
                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

     Item 1   FINANCIAL STATEMENTS (Unaudited)

              Condensed Consolidated Balance Sheets -
                  December 31, 2003 and March 31, 2004                        1

              Condensed Consolidated Statements of Income -
                  Three months ended March 31, 2003 and 2004                  2

              Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2003 and 2004                  3

              Notes to Condensed Consolidated Financial Statements            4

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                19

     Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                            25

     Item 4   CONTROLS AND PROCEDURES                                        25

PART II - OTHER INFORMATION                                                  26

     Item 1.  LEGAL PROCEEDINGS
     Item 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND
              ISSUER PURCHASES OF EQUITY SECURITIES
     Item 3.  DEFAULTS UPON SENIOR SECURITIES
     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
     Item 5.  OTHER INFORMATION
     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     SIGNATURES                                                              29

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                                       NCO GROUP, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (AMOUNTS IN THOUSANDS)
                                                                                                                  MARCH 31,
                                                                                             DECEMBER 31,           2004
                                              ASSETS                                             2003            (UNAUDITED)
                                                                                             ------------        -----------
Current assets:
     Cash and cash equivalents                                                                 $ 45,644           $ 64,010
     Restricted cash                                                                              5,850              1,382
     Accounts receivable, trade, net of allowance for
         doubtful accounts of $7,447 and $8,287, respectively                                    80,640             86,457
     Purchased accounts receivable, current portion                                              59,371             51,244
     Deferred income taxes                                                                       12,280             12,163
     Bonus receivable, current portion                                                            7,646             10,609
     Prepaid expenses and other current assets                                                   18,021             14,708
                                                                                               --------           --------
             Total current assets                                                               229,452            240,573

Funds held on behalf of clients

Property and equipment, net                                                                      74,085             74,848

Other assets:
     Goodwill                                                                                   506,370            520,710
     Other intangibles, net of accumulated amortization                                          12,375             11,269
     Purchased accounts receivable, net of current portion                                       93,242             87,604
     Bonus receivable, net of current portion                                                       320              1,407
     Other assets                                                                                30,267             31,473
                                                                                               --------           --------
             Total other assets                                                                 642,574            652,463
                                                                                               --------           --------
Total assets                                                                                   $946,111           $967,884
                                                                                               ========           ========


                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                                           $ 66,523           $ 65,966
     Income taxes payable                                                                             -              2,691
     Accounts payable                                                                             4,281              5,235
     Accrued expenses                                                                            25,901             30,579
     Accrued compensation and related expenses                                                   15,601             17,773
     Deferred revenue, current portion                                                           10,737             14,346
                                                                                               --------           --------
             Total current liabilities                                                          123,043            136,590

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                                     248,964            231,140
     Deferred revenue, net of current portion                                                    13,819             12,622
     Deferred income taxes                                                                       38,676             39,867
     Other long-term liabilities                                                                  4,344              4,231

Minority interest                                                                                26,848                  -

Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized,
         no shares issued and outstanding                                                             -                  -
     Common stock,  no par value, 50,000 shares authorized,
         25,988 and 27,866 shares issued and outstanding, respectively                          323,511            364,916
     Other comprehensive income                                                                   6,646              6,275
     Retained earnings                                                                          160,260            172,243
                                                                                               --------           --------
             Total shareholders' equity                                                         490,417            543,434
                                                                                               --------           --------
Total liabilities and shareholders' equity                                                     $946,111           $967,884
                                                                                               ========           ========


                                                   See accompanying notes.
                                                             -1-

                                                     NCO GROUP, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                        (UNAUDITED)
                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  FOR THE THREE MONTHS
                                                                                                      ENDED MARCH 31,
                                                                                               ---------------------------
                                                                                                 2003               2004
                                                                                               --------           --------
Revenue                                                                                        $189,017           $201,231

Operating costs and expenses:
     Payroll and related expenses                                                                88,298             91,039
     Selling, general and administrative expenses                                                68,958             76,645
     Depreciation and amortization expense                                                        7,856              7,778
                                                                                               --------           --------
         Total operating costs and expenses                                                     165,112            175,462
                                                                                               --------           --------
Income from operations                                                                           23,905             25,769

Other income (expense):
     Interest and investment income                                                                 836                996
     Interest expense                                                                            (5,819)            (5,288)
                                                                                               --------           --------
         Total other income (expense)                                                            (4,983)            (4,292)
                                                                                               --------           --------
Income before income tax expense                                                                 18,922             21,477

Income tax expense                                                                                7,179              8,888
                                                                                               --------           --------

Income before minority interest                                                                  11,743             12,589

Minority interest                                                                                  (551)              (606)
                                                                                               --------           --------

Net income                                                                                     $ 11,192           $ 11,983
                                                                                               ========           ========

Net income per share:
     Basic                                                                                     $   0.43           $   0.46
     Diluted                                                                                   $   0.41           $   0.43

Weighted average shares outstanding:
     Basic                                                                                       25,908             26,125
     Diluted                                                                                     29,718             30,234


                                                  See accompanying notes.

                                                   NCO GROUP, INC
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)
                                                (AMOUNTS IN THOUSANDS)

                                                                                              FOR THE THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                          ---------------------------
                                                                                            2003               2004
                                                                                          --------           --------
Cash flows from operating activities:
  Net income                                                                              $ 11,192           $ 11,983
  Adjustments to reconcile income from operations
    to net cash provided by operating activities:
      Depreciation                                                                           6,658              6,669
      Amortization of intangibles                                                            1,198              1,109
      Provision for doubtful accounts                                                        1,345              1,269
      Impairment of purchased accounts receivable                                              330                388
      Accrued noncash interest                                                                 882              1,456
      Gain on disposal of property and equipment                                                 -                 38
      Changes in non-operating income                                                            -               (594)
      Minority interest                                                                        551                606
      Changes in operating assets and liabilities, net of acquisitions:
          Restricted cash                                                                        -              4,468
          Accounts receivable, trade                                                        (8,626)            (7,049)
          Deferred income taxes                                                              2,819              1,481
          Bonus receivable                                                                  (2,980)            (4,050)
          Other assets                                                                      (3,362)               351
          Accounts payable and accrued expenses                                                806              7,478
          Income taxes payable                                                               2,809              6,178
          Deferred revenue                                                                   4,020              2,412
          Other long-term liabilities                                                         (321)              (714)
                                                                                          --------           --------
             Net cash provided by operating activities                                      17,321             33,479

Cash flows from investing activities:
  Purchases of accounts receivable                                                         (16,870)            (6,586)
  Collections applied to principal of purchased accounts receivable                         19,109             22,110
  Purchases of property and equipment                                                       (5,506)            (7,485)
  Net distribution from joint venture                                                            -                 55
  Proceeds from notes receivable                                                                 -                305
  Net cash paid for acquisitions and related costs                                               -             (2,552)
                                                                                          --------           --------
             Net cash (used in) provided by investing activities                            (3,267)             5,847

Cash flows from financing activities:
  Repayment of notes payable                                                                (6,717)           (11,239)
  Borrowings under notes payable                                                             6,054                  -
  Borrowings under revolving credit agreement                                                1,000                  -
  Repayment of borrowings under revolving credit agreement                                  (9,130)           (11,250)
  Payment of fees to acquire debt                                                              (15)                (4)
  Issuance of common stock, net                                                                  -              1,445
                                                                                          --------           --------
             Net cash used in financing activities                                          (8,808)           (21,048)

Effect of exchange rate on cash                                                                287                 88
                                                                                          --------           --------

Net increase in cash and cash equivalents                                                    5,533             18,366

Cash and cash equivalents at beginning of the period                                        25,159             45,644
                                                                                          --------           --------

Cash and cash equivalents at end of the period                                            $ 30,692           $ 64,010
                                                                                          ========           ========

                             See accompanying notes.

                                 NCO GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. NATURE OF OPERATIONS:

NCO Group, Inc. (the "Company" or "NCO") is a leading provider of accounts receivable management and collection services. The Company also purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer-oriented companies. The Company's client base includes companies in the financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government sectors. These clients are primarily located throughout the United States of America, Canada, the United Kingdom, and Puerto Rico. The Company's largest client is in the financial services sector and represented 13.3 percent of the consolidated revenue for the three months ended March 31, 2004.

2. ACCOUNTING POLICIES:

   Interim Financial Information:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

   Principles of Consolidation:

The condensed consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All significant intercompany accounts and transactions have been eliminated. The Company does not control InoVision-MEDCLR NCOP Ventures, LLC (see note 13) and, accordingly, its financial condition and results of operations are not consolidated with the Company's financial statements.

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

The Company defers all of the base service fees, subject to the limits, until the collections exceed the collection guarantees. At the end of each reporting period, the Company assesses the need to record an additional liability if deferred fees are less than the estimated guarantee payments, if any, due to the client, subject to the limits. There was no additional liability recorded as of December 31, 2003 and March 31, 2004.

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

To the extent actual collections differ from estimated projections, the Company prospectively adjusts the IRR. If the carrying value of a particular portfolio exceeds its expected future collections, a charge to income would be recognized in the amount of such impairment. Additional impairments on each quarter's previously impaired portfolios may occur if the current estimated future cash flow projection, after being adjusted prospectively for actual collection results, is less than the current carrying value recorded. After the impairment of a portfolio, all collections are recorded as a return of capital and no income is recorded on that portfolio until the full carrying value of the portfolio has been recovered. Once the full cost of the carrying value has been recovered, all collections are recorded as revenue. The estimated IRR for each portfolio is based on estimates of future collections, and actual collections will vary from current estimates. The difference could be material.

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

   Goodwill:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. The Company accounts for goodwill pursuant to Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but instead must be tested for impairment at least annually and as triggering events occur, including an initial test that was completed in connection with the adoption of SFAS 142. The test for impairment uses a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company did not incur any impairment charges in connection with the adoption of SFAS 142 or the subsequent annual impairment tests, and does not believe that goodwill is impaired as of March 31, 2004. The annual impairment analysis is completed on October 1st of each year (see note 7).

   Other Intangible Assets:

Other intangible assets consist primarily of customer lists and deferred financing costs, which relate to debt issuance costs incurred. Customer lists are amortized over five years and deferred financing costs are amortized over the term of the debt (see note 7).

   Stock Options:

The Company accounts for stock option grants in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with SFAS 123, "Accounting for Stock-Based Compensation," the Company does not recognize compensation cost based on the fair value of the options granted at the grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (amounts in thousands, except per share amounts):

                                                  For the Three Months
                                                     Ended March 31,
                                                   ------------------
                                                     2003      2004
                                                   -------    -------

     Net income - as reported                      $11,192    $11,983
     Pro forma compensation cost, net of taxes         986        846
                                                   -------    -------

     Net income - pro forma                        $10,206    $11,137
                                                   =======    =======

     Net income per share - as reported:
         Basic                                     $  0.43    $  0.46
         Diluted                                   $  0.41    $  0.43

     Net income per share - pro forma:
         Basic                                     $  0.39    $  0.43
         Diluted                                   $  0.37    $  0.40

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

In the ordinary course of accounting for the long-term collection contract, estimates are made by management as to the payments due to the client. Actual results could differ from those estimates and a material change could occur within one reporting period.

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

On an ongoing basis, the Company compares the historical trends of each portfolio to projected collections. Future projected collections are then increased within preset limits or decreased based on the actual cumulative performance of each portfolio. Management reviews each portfolio's adjusted projected collections to determine if further upward or downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its best efforts to improve the collections of under-performing portfolios. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period (see note 5).

   Reclassifications:

Certain amounts for the three months ended March 31, 2003 have been reclassified for comparative purposes.

3. BUSINESS COMBINATIONS:

The following acquisition has been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition-related expenses. These accruals included professional fees and other costs related to the acquisition.

On March 26, 2004, the Company completed the merger of NCO Portfolio Management, Inc., referred to as NCO Portfolio, with a wholly owned subsidiary of the Company. The Company owned approximately 63.3 percent of the outstanding stock of NCO Portfolio prior to the merger and pursuant to the merger acquired all NCO Portfolio shares that it did not own for 1.8 million shares of NCO common stock valued at $39.9 million. The value of the stock issued was based on the average closing price of the Company's common stock for the period beginning two days before and ending two days after the announcement of the merger on December 15, 2003. The Company recorded goodwill of $14.8 million. The goodwill is not deductible for tax purposes. The allocation of the fair market value to the acquired assets and liabilities of NCO Portfolio was based on preliminary estimates and may be subject to change. As a result of the acquisition, the Company expects to expand its portfolio base and reduce the cost of operations through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is a preliminary allocation of the net purchased assets of the minority interest of NCO Portfolio (amounts in thousands):

                                                As of
                                           March 26, 2004
                                           --------------

           Purchase price                     $ 39,808
           Transaction costs                     2,136
           Fair value adjustment to
             purchased accounts receivable         288
           Minority interest                   (27,454)
                                              --------
           Goodwill                           $ 14,778
                                              ========

The following summarizes the unaudited pro forma results of operations, assuming the NCO Portfolio merger occurred as of the beginning of the respective periods. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands, except per share data):

                                            For the Three Months
                                               Ended March 31,
                                            --------------------
                                              2003        2004
                                            --------    --------
      Revenue                               $189,017    $201,231
      Net income                            $ 11,743    $ 12,589
      Earnings per share - basic            $   0.42    $   0.45
      Earnings per share - diluted          $   0.40    $   0.42

4. COMPREHENSIVE INCOME:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity. The Company's comprehensive income was as follows (amounts in thousands):

                                                  For the Three Months
                                                     Ended March 31,
                                                   -------------------
                                                      2003      2004
                                                   -------     -------

     Net income                                    $11,192     $11,983
     Other comprehensive income (expense):
       Foreign currency translation adjustment       2,869        (371)
       Unrealized gain on interest rate swap           168           -
                                                   -------     -------

     Comprehensive income                          $14,229     $11,612
                                                   =======     =======

The foreign currency translation adjustment was attributable to changes in the exchange rates used to translate the financial statements of the Canadian and United Kingdom subsidiaries into U.S. dollars.

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

                                                                                   For the Three
                                                      For the Year Ended           Months Ended
                                                      December 31, 2003            March 31, 2004
                                                     -------------------       ------------------
     Balance at beginning of period                         $ 152,448                $ 152,613

     Purchases of accounts receivable                          74,299                    8,989
     Collections on purchased accounts receivable            (154,121)                 (44,008)
     Revenue recognized                                        76,735                   21,898
     Impairment of purchased accounts receivable               (1,751)                    (388)
     Residual purchased accounts receivable from
       previously unconsolidated subsidiary                     4,515                        -
     Noncash purchase accounting adjustment                         -                     (187)
     Foreign currency translation adjustment                      488                      (69)
                                                            ---------                ---------
     Balance at end of period                               $ 152,613                $ 138,848
                                                            =========                =========

During the three months ended March 31, 2003 and 2004, impairment charges of $330,000 and $388,000, respectively, were recorded as charges to income on portfolios where the carrying values exceeded the expected future cash flows. As of December 31, 2003 and March 31, 2004, the combined carrying values on all impaired portfolios aggregated $11.4 million and $7.7 million, respectively, or
7.5 percent and 5.5 percent of total purchased accounts receivable, respectively, representing their net realizable value.

As of December 31, 2003 and March 31, 2004, one portfolio with a carrying value of $4.2 million and $3.2 million, respectively, which was acquired in connection with the dissolution of an off-balance sheet securitization, was also being accounted for under the cost recovery method.

Included in collections for the three months ended March 31, 2003 was $1.5 million in proceeds from the sale of accounts. There were no sales proceeds included in collections for the three months ended March 31, 2004.

6. FUNDS HELD ON BEHALF OF CLIENTS:

In the course of the Company's regular business activities as a provider of accounts receivable management services, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $59.3 million and $74.3 million at December 31, 2003 and March 31, 2004, respectively, have been shown net of their offsetting liability for financial statement presentation.

7. INTANGIBLE ASSETS:

   Goodwill:

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company's reporting units under SFAS 142 are U.S. Operations, Portfolio Management and International Operations, and had the following goodwill (amounts in thousands):

                                       December 31, 2003       March 31, 2004
                                     ---------------------  -------------------

   U.S. Operations                        $ 471,558             $ 471,558
   Portfolio Management                           -                14,778
   International Operations                  34,812                34,374
                                          ---------             ---------
   Total                                  $ 506,370             $ 520,710
                                          =========             =========

Portfolio Management's goodwill resulted from the purchase of the minority interest of NCO Portfolio (see note 3). The change in International Operations' goodwill balance from December 31, 2003 to March 31, 2004 was due to changes in the exchange rates used for the foreign currency translation.

   Other Intangible Assets:

Other intangible assets consist primarily of deferred financing costs and customer lists. The following represents the other intangible assets (amounts in thousands):

                                        December 31, 2003                    March 31, 2004
                                ----------------------------------  ---------------------------------

                                 Gross Carrying     Accumulated     Gross Carrying     Accumulated
                                     Amount         Amortization        Amount         Amortization
                                -----------------  ---------------  ----------------  ---------------
   Deferred financing costs           $ 15,321          $ 9,687        $ 15,325           $ 10,327
   Customer lists                        8,761            2,104           8,761              2,542
   Other intangible assets                 900              816             900                848
                                      --------         --------        --------           --------
   Total                              $ 24,982         $ 12,607        $ 24,986           $ 13,717
                                      ========         ========        ========           ========

The Company recorded amortization expense for all other intangible assets of $1.2 million and $1.1 million during the three months ended March 31, 2003 and 2004, respectively. The following represents the Company's expected amortization expense from these other intangible assets over the next five years
(amounts in thousands):

      For the Years Ended           Estimated
          December 31,         Amortization Expense
     -----------------------  -----------------------
              2004                  $ 4,381
              2005                    4,255
              2006                    2,341
              2007                    1,402

8. LONG-TERM DEBT:

Long-term debt consisted of the following (amounts in thousands):

                                                         December 31, 2003        March 31, 2004
                                                         -----------------        --------------
   Credit facility                                           $132,500                $121,250
   Convertible notes                                          125,000                 125,000
   Securitized nonrecourse debt                                33,210                  28,225
   Other nonrecourse debt                                      17,591                  14,452
   Capital leases and other                                     7,186                   8,179
   Less current portion                                       (66,523)                (65,966)
                                                             --------                --------

                                                             $248,964                 231,140
                                                             ========                ========

   Credit Facility:

On August 13, 2003, the Company amended its credit agreement with Citizens Bank of Pennsylvania ("Citizens Bank"), for itself and as administrative agent for other participating lenders. The amendment extended the maturity date from May 20, 2004 to March 15, 2006 (the "Maturity Date"). The amended credit facility is structured as a $150 million term loan and a $50 million revolving credit facility. The Company is required to make quarterly repayments of $6.3 million on the term loan until the Maturity Date. The remaining balance outstanding under the term loan and the balance under the revolving credit facility will become due on the Maturity Date. The availability of the revolving credit facility is reduced by any unused letters of credit. As of March 31, 2004, the Company had unused letters of credit of $2.1 million and $47.9 million remaining availability under the revolving credit facility.

Prior to February 28, 2004, all borrowings carried interest at a rate equal to either, at the option of the Company, Citizens Bank's prime rate plus a margin of 1.25 percent (Citizens Bank's prime rate was 4.00 percent at March 31, 2004), or the London InterBank Offered Rate ("LIBOR") plus a margin of 3.00 (LIBOR was 1.09 percent at March 31, 2004). After February 28, 2004, all borrowings carried interest at a rate equal to either, at the option of the Company, Citizens Bank's prime rate plus a margin of 0.75 percent to 1.25 percent, which is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio, or LIBOR plus a margin of 2.25 percent to 3.00 percent depending on the Company's consolidated funded debt to EBITDA ratio. The Company is charged a fee on the unused portion of the credit facility of 0.50 percent until February 28, 2004, and ranging from 0.38 percent to 0.50 percent depending on the Company's consolidated funded debt to EBITDA ratio after February 28, 2004. The effective interest rate on credit facility was approximately 4.44 percent and 3.99 percent for the three months ended March 31, 2003 and 2004.

Borrowings under the credit agreement are collateralized by substantially all the assets of the Company. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, the issuance of equity, and distributions to shareholders. If an event of default, such as failure to perform covenants, material adverse change, or change of control, were to occur under the credit agreement, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. As of March 31, 2004, the Company was in compliance with all required financial covenants and the Company was not aware of any events of default.

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

   Securitized Nonrecourse Debt:

NCO Portfolio has two securitized nonrecourse notes that are reflected in long-term debt, current portion. These notes were originally established to fund the purchase of accounts receivable. Each of the notes payable is nonrecourse to the Company, is secured by a portfolio of purchased accounts receivable, and is bound by an indenture and servicing agreement. The Company is servicer for each portfolio of purchased accounts receivable within these securitized notes. These are term notes without the ability to re-borrow. Monthly principal payments on the notes equal all collections after servicing fees, collection costs, interest expense, and administrative fees.

The first securitized note was established in September 1998 through a special purpose finance subsidiary. This note carries a floating interest rate of LIBOR plus 0.65 percent per annum. The final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. A liquidity reserve of $5.4 million and $900,000 was included in restricted cash as of December 31, 2003 and March 31, 2004, respectively. As of December 31, 2003 and March 31, 2004, the amount outstanding on the facility was $13.9 million and $9.1 million, respectively. The note issuer was guaranteed against loss by NCO Portfolio for up to $4.5 million. In December 2003, the $4.5 million guarantee was funded using $3.3 million of restricted cash from another securitization and $1.2 million of operating cash. In January 2004, the $4.5 million from the guarantee was used to pay down a portion of the securitized note.

The second securitized note was established in August 1999 and carries interest at 15.00 percent per annum. The final due date of all payments under the facility is the earlier of December 2004, or satisfaction of the note from collections. As of December 31, 2003 and March 31, 2004, the amount outstanding on the facility was $19.3 million and $19.1 million, respectively.

   Other Nonrecourse Debt:

In August 2002, NCO Portfolio entered into a four-year exclusivity agreement with CFSC Capital Corp. XXXIV ("Cargill"). The agreement stipulates that all purchases of accounts receivable by NCO Portfolio with a purchase price in excess of $4.0 million must be first offered to Cargill for financing at its discretion. The agreement has no minimum or maximum credit authorization. NCO Portfolio may terminate the agreement at any time after August 2004 for a cost of $125,000 per month for each remaining month. If Cargill chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate plus 3.25 percent (prime rate was 4.00 percent at March 31, 2004). Each borrowing is due two years after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional interest, Cargill will receive 40 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by NCO Portfolio, including imputed interest. The effective interest rate on these notes, including the residual interest component was approximately 24.6 percent and 34.8 percent for the three months ended March 31, 2003 and 2004, respectively. Borrowings under this financing agreement are nonrecourse to the Company, except for the assets within the special purpose entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill financed portfolios, in addition to other remedies. Total debt outstanding under this facility was $17.6 million and $14.5 million as of December 31, 2003 and March 31, 2004, respectively, which included $4.7 million and $5.5 million of accrued residual interest, respectively. As of March 31, 2004, NCO Portfolio was in compliance with all required covenants.

9.  EARNINGS PER SHARE:

Basic earnings per share ("EPS") was computed by dividing the net income for the three months ended March 31, 2003 and 2004, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income for the three months ended March 31, 2003 and 2004, by the weighted average number of common shares outstanding plus all common equivalent shares. Net income is adjusted to add-back interest expense on the convertible debt, net of taxes, if the convertible debt is dilutive. The interest expense on the convertible debt, net of taxes, included in the diluted EPS calculation was $920,000 and $905,000 for the three months ended March 31, 2003 and 2004, respectively. Outstanding options, warrants, and convertible securities have been utilized in calculating diluted amounts only when their effect would be dilutive.

The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):

                                           For the Three Months
                                             Ended March 31,
                                           -------------------
                                            2003         2004
                                           ------       ------

    Basic                                  25,908       26,125
    Dilutive effect of convertible debt     3,797        3,797
    Dilutive effect of options                 13          312
                                           ------       ------
    Diluted                                29,718       30,234
                                           ======       ======

10. SUPPLEMENTAL CASH FLOW INFORMATION:

The following are supplemental disclosures of cash flow information (amounts in thousands):

                                                              For the Three Months
                                                                 Ended March 31,
                                                              --------------------
                                                                2003        2004
                                                              --------     -------
    Noncash investing and financing activities:
        Common stock issued for acquisitions                     $   -     $39,808
        Deferred portion of purchased accounts receivable          911       2,403

11. COMMITMENTS AND CONTINGENCIES:

    Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications and other vendors that require minimum purchase commitments. These agreements expire between 2004 and 2007. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

     2004                                          $ 19,196
     2005                                            16,693
     2006                                            12,053
     2007                                             5,100
                                                   --------

                                                   $ 53,042
                                                   ========

The Company incurred $3.2 million and $7.2 million of expense in connection with these purchase commitments for the three months ended March 31, 2003 and 2004, respectively.

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

    Forward-Flow Agreement:

In May 2003, NCO Portfolio renewed a fixed price agreement ("forward-flow") with a major financial institution that obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. As of March 31, 2004, NCO Portfolio was obligated to purchase accounts receivable at a maximum of $2.5 million per month through May 2004. A portion of the purchase price is deferred for 24 months, including a nominal rate of interest. The deferred purchase price payable is included in long-term debt and as of December 31, 2003 and March 31, 2004, was $6.5 million and $7.5 million, respectively.

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

The allegations relate primarily to a large group of consumer accounts from one client that were transitioned to the Company for servicing during 1999. The Company received incorrect information from the prior service provider at the time of transition. The Company became aware of the incorrect information during 2000 and ultimately removed the incorrect information from the consumers' credit files. During the first quarter of 2004, the Company made a settlement offer for this matter to the FTC, although no assurance can be given that a settlement will be reached. In the event that the Company is required to pay an assessment, it may assert certain claims for indemnification from the owners of the consumer accounts. In connection with the proposed settlement offer made in the first quarter of 2004, the Company recorded its expected exposure to this claim.

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

Fort Washington Flood:

In June 2001, the first floor of the Company's Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. As previously reported, during the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, Pennsylvania. The Company filed a lawsuit in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. The landlord and the former landlord filed counter-claims against the Company. Due to the uncertainty of the outcome of the lawsuit, the Company recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001.

In April 2003, the former landlord defendants filed a joinder complaint against Michael J. Barrist, the Chairman, President and Chief Executive Officer of the Company, Charles C. Piola, Jr., a director and former Executive Vice President of the Company, and Bernard R. Miller, a former Executive Vice President and director of the Company, to name such persons as additional defendants and alleging, among other things, that they breached their fiduciary duties to the Company.

In January 2004, the Court, in ruling on the preliminary objections, allowed the former landlord defendants' suit to proceed, but struck from the complaint the breach of fiduciary duty allegations asserting violations of duties owed by individual officers to the Company.

Other:

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

12. SEGMENT REPORTING:

As March 31, 2004, the Company's business consisted of three operating divisions: U.S. Operations, Portfolio Management and International Operations. The accounting policies of the segments are the same as those described in note 2, "Accounting Policies."

U.S. Operations provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. The U.S. Operations serves clients of all sizes in local, regional, and national markets. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable and customer relationship management solutions to all market sectors. U.S. Operations had total assets, net of any intercompany balances, of $714.2 million and $745.4 million at December 31, 2003 and March 31, 2004, respectively. U.S. Operations had capital expenditures of $4.6 million and $6.9 million for the three months ended March 31, 2003 and 2004, respectively. U.S. Operations also provides accounts receivable management services to Portfolio Management. U.S. Operations recorded revenue of $12.3 million and $15.1 million for these services for the three months ended March 31, 2003 and 2004, respectively. The accounting policies used to record the revenue from Portfolio Management are the same as those described in note 2, "Accounting Policies."

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $170.4 million and $160.2 million at December 31, 2003 and March 31, 2004, respectively.

International Operations provides accounts receivable management services across Canada and the United Kingdom. International Operations had total assets, net of any intercompany balances, of $61.5 million and $62.3 million at December 31, 2003 and March 31, 2004, respectively. International Operations had capital expenditures of $825,000 and $567,000 for the three months ended March 31, 2003 and 2004, respectively. International Operations also provides accounts receivable management services to U.S. Operations. International Operations recorded revenue of $5.8 million and $9.7 million for these services for the three months ended March 31, 2003 and 2004, respectively. The accounting policies used to record the revenue from U.S. Operations are the same as those described in note 2, "Accounting Policies."

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

                                              For the Three Months Ended March 31, 2003
                                                       (amounts in thousands)
                                    -------------------------------------------------------------
                                                     Payroll and   Selling, General
                                                       Related        and Admin.
                                     Revenue           Expenses        Expenses            EBITDA
                                    --------           --------     --------------        -------
    U.S. Operations                $ 173,105           $ 84,501         $ 64,387         $ 24,217
    Portfolio Management              18,232                480           13,121            4,631
    International Operations          15,754              9,084            3,757            2,913
    Eliminations                     (18,074)            (5,767)         (12,307)               -
                                   ---------           --------         --------         --------
    Total                          $ 189,017           $ 88,298         $ 68,958         $ 31,761
                                   =========           ========         ========         ========

                                               For the Three Months Ended March 31, 2004
                                                        (amounts in thousands)
                                    -------------------------------------------------------------
                                                     Payroll and   Selling, General
                                                       Related        and Admin.
                                     Revenue           Expenses        Expenses            EBITDA
                                    --------           --------     --------------        -------
    U.S. Operations                $ 183,419           $ 87,779         $ 71,227         $ 24,413
    Portfolio Management              21,602                647           16,091            4,864
    International Operations          21,011             12,334            4,407            4,270
    Eliminations                     (24,801)            (9,721)         (15,080)               -
                                   ---------           --------         --------         --------
    Total                          $ 201,231           $ 91,039         $ 76,645         $ 33,547
                                   =========           ========         ========         ========

13. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARY:

NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("Joint Venture"), with IMNV Holdings, LLC ("IMNV"). The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. Included in "other assets" on the Balance Sheets was NCO Portfolio's investment in the Joint Venture of $4.0 million and $5.1 million as of December 31, 2003 and March 31, 2004, respectively. Included in the Statements of Income, as "interest and investment income," was $473,000 and $594,000 for the three months ended March 31, 2003 and 2004, respectively, representing NCO Portfolio's 50 percent share of operating income from this unconsolidated subsidiary. NCO Portfolio received distributions of $55,000 during the three months ended March 31, 2004. NCO Portfolio's 50 percent share of the Joint Venture's retained earnings was $1.3 million and $1.8 million as of December 31, 2003 and March 31, 2004, respectively. The Company performs collection services for the Joint Venture and recorded service fee revenue of $1.5 million and $1.7 million for the three months ended March 31, 2003 and 2004, respectively. The Company had receivables of $269,000 and $377,000 on its balance sheets as of December 31, 2003 and March 31, 2004, respectively, for these service fees. The Company also performs collection services for an affiliate of IMNV and recorded service fee revenue of $2.5 million and $3.1 million for the three months ended March 31, 2003 and 2004, respectively.

The following tables summarize the financial information of the Joint Venture (amounts in thousands):

                                                     As of
                                  --------------------------------------------
                                   December 31, 2003        March 31, 2004
                                  --------------------   ---------------------

     Total assets                      $ 15,344                $ 15,755
     Total liabilities                    7,415                   6,752

                                    For the Three Months
                                       Ended March 31,
                                  --------------------------
                                     2003           2004
                                  ------------   -----------

     Revenue                        $ 3,360       $ 3,918
     Net income                         946         1,188


14. SUBSEQUENT EVENT:

On April 2, 2004, the Company completed the acquisition of RMH Teleservices, Inc., referred to as RMH, a provider of customer relationship management services. The Company issued 3.4 million shares of NCO common stock valued at $82.9 million for all of the outstanding shares of RMH.

ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations, the Company's growth strategy, fluctuations in quarterly operating results, the integration of acquisitions, the long-term collection contract, the final outcome of the environmental liability, the final outcome of the Company's litigation with its former landlord, the final outcome of the Federal Trade Commission investigation, the effects of terrorist attacks, war and the economy on the Company's business, expected increases in operating efficiencies, anticipated trends in the accounts receivable management industry, estimates of future cash flows of purchased accounts receivable, estimates of goodwill impairments and amortization expense for other intangible assets, the effects of legal or governmental proceedings, the effects of changes in accounting pronouncements, and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks related to purchased accounts receivable, risks related to possible impairments of goodwill and other intangible assets, risks associated with technology, risks related to the ERP implementation, risks related to the final outcome of the environmental liability, risks related to the final outcome of the Company's litigation with its former landlord, risks related to the final outcome of the Federal Trade Commission investigation, risks relating to the Company's litigation, regulatory investigations and tax examinations, risks related to past or possible future terrorist attacks, risks related to the threat or outbreak of war or hostilities, risks related to the domestic and international economy, risks related to the Company's international operations, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2003, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur, or otherwise.

     The Company's website is www.ncogroup.com. The Company makes available, free of charge, on its website, its Annual Report on Form 10-K, including all amendments. In addition, the Company will provide additional paper or electronic copies of its Annual Report on Form 10-K for 2003, as filed with the Securities and Exchange Commission, without charge except for exhibits to the report. Requests should be directed to: Steven L. Winokur, Executive Vice President of Finance, Chief Financial Officer, and Chief Operating Officer of Shared Services, NCO Group, Inc., 507 Prudential Rd., Horsham, PA 19044.

     The information on the website listed above is not and should not be considered part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

     THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

     Revenue. Revenue increased $12.2 million, or 6.5 percent, to $201.2 million for the three months ended March 31, 2004, from $189.0 million for the three months ended March 31, 2003. U.S. Operations, Portfolio Management, and International Operations accounted for $183.4 million, $21.6 million, and $21.0 million, respectively, of the first quarter of 2004 revenue. U.S. Operations' revenue included $15.1 million of intercompany revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. International Operations' revenue included $9.7 million of intercompany revenue earned on services performed for the U.S. Operations that was eliminated upon consolidation.

     U.S. Operations' revenue increased $10.3 million, or 6.0 percent, to $183.4 million for the three months ended March 31, 2004, from $173.1 million for the three months ended March 31, 2003. The increase in U.S. Operations revenue was partially attributable to growth in business from existing clients and the addition of new clients. An increase in fees from collection services performed for Portfolio Management also contributed to the increase.

     U.S. Operations' revenue for the three months ended March 31, 2003 and 2004 included revenue recorded from a long-term collection contract. The method of recognizing revenue for this long-term collection contract defers certain revenues into future periods until collections exceed collection guarantees, subject to limits. During the three months ended March 31, 2004, U.S. Operations recognized $1.6 million of previously deferred revenue, on a net basis, compared to an additional deferral of revenue of $1.0 million for the three months ended March 31, 2003.

     Portfolio Management's revenue increased $3.4 million, or 18.5 percent, to $21.6 million for the three months ended March 31, 2004, from $18.2 million for the three months ended March 31, 2003. Portfolio Management's collections increased $6.8 million, or 18.6 percent, to $43.5 million for the three months ended March 31, 2004, from $36.7 million for the three months ended March 31, 2003. Portfolio Management's revenue represented 50 percent of collections for the three months ended March 31, 2004, as compared to 49 percent of collections for the three months ended March 31, 2003. Collections for the three months ended March 31, 2003, included sales proceeds of $1.5 million. Excluding these proceeds, revenue would have represented 51 percent of collections. Revenue increased due to the increase in collections from new purchases of receivables. The effect of the increase in collections on revenue was partially offset by the decrease in the percentage of collections recorded as revenue, excluding the sales proceeds for the three months ended March 31, 2003. Revenue as a percentage of collections declined principally due to a number of factors, including an increase in the average age of the portfolios, timing of collections, and lower targeted returns on more recent portfolios due to the current economic environment. In addition, portfolios with $10.3 million in carrying value, or 7.6 percent of total purchased accounts receivable as of March 31, 2004, were being accounted for under the cost recovery method, compared to $6.7 million, or 4.6 percent as of March 31, 2003. Accordingly, no revenue was recorded on these portfolios. Of the $10.3 million of portfolios, $7.4 million represented impaired portfolios, and $2.9 million represented portfolios acquired in connection with the dissolution of an off-balance sheet securitization.

     International Operations' revenue increased $5.3 million, or 33.4 percent, to $21.0 million for the three months ended March 31, 2004, from $15.8 million for the three months ended March 31, 2004. The increase in International Operations' revenue was primarily attributable to an increase in the services provided to our U.S. Operations and favorable changes in the foreign currency exchange rates used to translate the International Operations' results of operations into U.S. dollars. In addition, a portion of the increase was attributable to the addition of new clients and growth in business from existing clients.

     Payroll and related expenses. Payroll and related expenses increased $2.7 million to $91.0 million for the three months ended March 31, 2004, from $88.3 million for the three months ended March 31, 2003, but decreased as a percentage of revenue to 45.2 percent from 46.7 percent.

     U.S Operations' payroll and related expenses increased $3.3 million to $87.8 million for the three months ended March 31, 2004, from $84.5 million for the three months ended March 31, 2003, but decreased as a percentage of revenue to 47.9 percent from 48.8 percent. The decrease in payroll and related expenses as a percentage of revenue was partially due to the shift of more of our collection work to outside attorneys and other third-party service providers, and the continued rationalization of staff. This shift was associated with the continuing efforts to maximize collections for clients. The costs associated with the increase in the use of outside attorneys and other third-party service providers are included in selling, general and administrative expenses. A portion of the decrease in the payroll and related expenses as a percentage of revenue was attributable to the recognition of $1.6 million of previously deferred revenue from the long-term collection contract for the three months ended March 31, 2004, as compared to an additional deferral of revenue of $1.0 million that was recorded for the three months ended March 31, 2003. Because the expenses associated with this revenue are expensed as incurred, the recognition of previously deferred revenue decreases the payroll and related expenses as a percentage of revenue.

     Portfolio Management's payroll and related expenses increased $167,000 to $647,000 for the three months ended March 31, 2004, from $480,000 for the three months ended March 31, 2003, and increased as a percentage of revenue to 3.0 percent from 2.6 percent. Portfolio Management outsources all of the collection services to U.S. Operations and, therefore, has a relatively small fixed payroll cost structure.

     International Operations' payroll and related expenses increased $3.2 million to $12.3 million for the three months ended March 31, 2004, from $9.1 million for the three months ended March 31, 2003, and increased as a percentage of revenue to 58.7 percent from 57.7 percent. The increase as a percentage of revenue was primarily attributable to an increase in staff to handle an expected increase in volume from certain existing clients that was experienced at the end of the first quarter.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.6 million to $76.6 million for the three months ended March 31, 2004, from $69.0 million for the three months ended March 31, 2003, and increased as a percentage of revenue to 38.1 percent from 36.5 percent. The increase in the percentage of revenue was primarily attributable to the shift of more of the collection work to outside attorneys and other third-party service providers. The increase in the percentage of revenue was partially offset by the recognition of $1.6 million of previously deferred revenue from the long-term collection contract for the three months ended March 31, 2004, as compared to an additional deferral of revenue of $1.0 million that was recorded for the three months ended March 31, 2003. Because the expenses associated with this revenue are expensed as incurred, the recognition of previously deferred revenue decreases the selling, general and administrative expenses as a percentage of revenue.

     Depreciation and amortization. Depreciation and amortization decreased slightly to $7.8 million for the three months ended March 31, 2004, from $7.9 million for the three months ended March 31, 2003. This decrease was the result of lower depreciation resulting from less capital expenditures made during 2003 than in prior years. The lower capital expenditures in 2003 were due to significant capital expenditures made in prior years that do not need to repeated each year. These significant capital expenditures included expenditures related to the relocation of our corporate headquarters and purchases of predictive dialers and other equipment required to expand our infrastructure to handle future growth.

     Other income (expense). Interest and investment income included investment income of $594,000 for the three months ended March 31, 2004, as compared to $473,000 for the three months ended March 31, 2003, from the 50 percent ownership interest in a joint venture that purchases utility, medical and other various small balance accounts receivable. Interest expense decreased to $5.3 million for the three months ended March 31, 2004, from $5.8 million for the three months ended March 31, 2003. This decrease was due to lower principal balances as a result of debt repayments made in excess of borrowings against the credit facility during 2003 and 2004, and lower interest rates. This decrease was partially offset by Portfolio Management's additional nonrecourse borrowings from CFSC Capital Corp. XXXIV to purchase accounts receivable.

     Income tax expense. Income tax expense for the three months ended March 31, 2004, increased to $8.9 million, or 41.4 percent of income before income tax expense, from $7.2 million, or 37.9 percent of income before income tax expense, for the three months ended March 31, 2003. The increase in the effective tax rate was primarily attributable to the liability recorded related to the proposed settlement offer we made during the three months ended March 31, 2004 related to the Federal Trade Commission's claim against us for violations of the Fair Credit Reporting Act relating to certain aspects of our credit reporting practices during 1999 and 2000. The Company received incorrect information from the prior service provider at the time of transition and we believe that we may assert certain claims for indemnification from the owners of the consumer accounts. The expense recorded for the claim is not deductible for taxes purposes. However, the reimbursement from the indemnification, if any, may be taxable. As a result, the nondeductible expense results in an increase in the effective rate for the first quarter of 2004.

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

     Cash Flows from Operating Activities. Cash provided by operating activities was $33.5 million for the three months ended March 31, 2004, compared to $17.3 million for the three months ended March 31, 2003. The increase in cash provided by operations was partially attributable to a $7.5 million increase in accounts payable and accrued expenses for the three months ended March 31, 2004, as compared to an $806,000 increase for the same period in the prior year. A portion of the increase was also attributable to the transfer of $4.5 million out of restricted cash during the first quarter of 2004 to repay a portion of the securitized nonrecourse debt. A portion of the increase in cash provided by operations was partially attributable to a $6.2 million increase in income taxes payable for the three months ended March 31, 2004, as compared to a $2.8 million increase for the same period in the prior year. The increase in income taxes payable for the three months ended March 31, 2004 was larger than the same period in 2003 because there was an overpayment of income taxes as of December 31, 2003, due to favorable tax adjustments during 2003.

     Cash Flows from Investing Activities. Cash provided by investing activities was $5.8 million for the three months ended March 31, 2004, compared to cash used in investing activities of $3.3 million for the three months ended March 31, 2003. The increase in cash from investing activities was primarily attributable to a reduction in purchases of accounts receivable. The lower purchases during the three months ended March 31, 2004, were primarily a result of a purchase entered into during the first quarter of 2004 for $9.2 million that was not completed until April 1, 2004. In addition, $2.4 million of the purchase price of portfolios acquired during the first quarter of 2004 were deferred into future periods, compared to $911,000 of purchase price deferrals during the first quarter of 2003.

     Cash Flows from Financing Activities. Cash used in financing activities was $21.0 million for the three months ended March 31, 2004, compared to $8.8 million for the three months ended March 31, 2003. The increase in cash used in financing activities the first quarter of 2004 resulted from higher repayments of borrowings under our senior credit facility, nonrecourse debt used to purchase large accounts receivable portfolios, and securitized nonrecourse debt. The increase in cash used in financing activities was also attributable to borrowings of nonrecourse debt during the first quarter of 2003 to fund purchases of accounts receivable portfolios by NCO Portfolio.

     Credit Facility. On August 13, 2003, we amended our credit agreement with Citizens Bank of Pennsylvania, ("Citizens Bank"), for itself and as administrative agent for other participating lenders. The amendment extended the maturity date from May 20, 2004 to March 15, 2006, referred to as the Maturity Date. The amended credit facility is structured as a $150 million term loan and a $50 million revolving credit facility. We are required to make quarterly repayments of $6.3 million on the term loan until the Maturity Date. The remaining balance outstanding under the term loan and the balance under the revolving credit facility will become due on the Maturity Date. As of March 31, 2004, there was $47.9 million available under the revolving credit facility.

     The credit agreement contains certain financial and other covenants, such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, the issuance of equity, and distributions to shareholders. If an event of default, such as failure to comply with covenants, material adverse change, or change of control, were to occur under the credit agreement, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable. As of March 31, 2004, we were in compliance with all required financial covenants and we were not aware of any events of default.

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

     Nonrecourse Debt. In August 2002, NCO Portfolio entered into a four-year financing agreement with CFSC Capital Corp. XXXIV, referred to as Cargill, to provide financing for larger purchases of accounts receivable at 90 percent of the purchase price, unless otherwise negotiated. Cargill, at their sole discretion, has the right to finance any purchase of $4.0 million or more. Cargill may or may not choose to finance a transaction. This agreement gives NCO Portfolio the financing to purchase larger portfolios that they may not otherwise be able to purchase, and has no minimum or maximum credit authorization. Borrowings carry interest at the prime rate plus 3.25 percent (prime rate was 4.00 percent at March 31, 2004) and are nonrecourse to NCO Portfolio and us, except for the assets financed through Cargill. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and NCO Portfolio's original investment is returned, including interest. Thereafter, Cargill is paid a residual of 40 percent of collections, less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. Total debt outstanding under this facility as of March 31, 2004, was $14.5 million, including $5.5 million of accrued residual interest. As of March 31, 2004, NCO Portfolio was in compliance with all of the financial covenants.

     OFF-BALANCE SHEET ARRANGEMENTS

     NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC, referred to as the Joint Venture, with IMNV Holdings, LLC, referred to as IMNV. The Joint Venture was established in 2001 to purchase utility, medical and other various small balance accounts receivable and is accounted for using the equity method of accounting. Included in "other assets" on the balance sheets was NCO Portfolio's investment in the Joint Venture of $4.0 million and $5.1 million as of December 31, 2003 and March 31, 2004, respectively. Included in the statements of income, in "interest and investment income," was $473,000 and $594,000 for the three months ended March 31, 2003 and 2004, respectively, representing NCO Portfolio's 50 percent share of operating income from this unconsolidated subsidiary.

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

     CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations: goodwill, revenue recognition for purchased accounts receivable, allowance for doubtful accounts, notes receivable and deferred taxes. These and other critical accounting policies are described in note 2 to these financial statements, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 2 to our 2003 financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003. During the three months ended March 31, 2004, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

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

     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," referred to as FIN 46. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 defines variable interest entities and requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns, or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. On January 1, 2004, we adopted FIN 46. We have a $10.9 million note receivable and a $5.6 million note receivable included in our balance sheet under current and long-term other assets as of March 31, 2004. These notes receivable are from two separate companies that comprised our Market Strategy division that were sold during 2000. Under FIN 46, the companies that issued these notes receivable are considered variable interest entities. Based on our evaluation of these variable interest entities, we are not required to consolidate theses entities under FIN 46.

ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

ITEM 4
                             CONTROLS AND PROCEDURES

     Our management, with participation of our chief executive officer and chief financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to us during the period when our periodic reports are being prepared.

     During the quarter ended March 31, 2004, there has not occurred any change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

         FTC:

         In October 2003, the Company was notified by the Federal Trade Commission ("FTC") that it intends to pursue a claim against the Company for violations of the Fair Credit Reporting Act ("FCRA") relating to certain aspects of the Company's credit reporting practices during 1999 and 2000.

         The allegations relate primarily to a large group of consumer accounts from one client that were transitioned to the Company for servicing during 1999. The Company received incorrect information from the prior service provider at the time of transition. The Company became aware of the incorrect information during 2000 and ultimately removed the incorrect information from the consumers' credit files. During the first quarter of 2004, the Company made a settlement offer for this matter to the FTC, although no assurance can be given that a settlement will be reached. In the event that the Company is required to pay an assessment, it may assert certain claims for indemnification from the owners of the consumer accounts. In connection with the proposed settlement offer made in the first quarter of 2004, the Company recorded its expected exposure to this claim.

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

         Fort Washington Flood:

         In June 2001, the first floor of the Company's Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. As previously reported, during the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, Pennsylvania. The Company filed a lawsuit in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. The landlord and the former landlord filed counter-claims against the Company. Due to the uncertainty of the outcome of the lawsuit, the Company recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001.

         In April 2003, the former landlord defendants filed a joinder complaint against Michael J. Barrist, the Chairman, President and Chief Executive Officer of the Company, Charles C. Piola, Jr., a director and former Executive Vice President of the Company, and Bernard R. Miller, a former Executive Vice President and director of the Company, to name such persons as additional defendants and alleging, among other things, that they breached their fiduciary duties to the Company.

         In January 2004, the Court, in ruling on the preliminary objections, allowed the former landlord defendants' suit to proceed, but struck from the complaint the breach of fiduciary duty allegations asserting violations of duties owed by individual officers to the Company.

         Other:

         The Company is involved in other legal proceedings and regulatory investigations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings or regulatory investigations will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
        ----------------------------------------------------------------------

     None - not applicable

Item 3. Defaults Upon Senior Securities
        -------------------------------

     None - not applicable

Item 4. Submission of Matters to a Vote of Shareholders
        -----------------------------------------------

         A special meeting of shareholders of the Company was held on March 26, 2004. At this meeting, the shareholders approved the merger contemplated by agreement dated December 12, 2003 among NCO Group, Inc., NCPM Acquisition Corporation, a wholly-owned subsidiary of NCO Group, Inc., and NCO Portfolio Management, Inc. as follows:

           For             Against          Abstain
           ---             ------           -------

         19,304,035        41,211           3,637

Item 5. Other Information
        -----------------

     None - not applicable


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         Date of
         Filing / Furnishing   Item Reported
         -------------------   -------------
         3/29/04               Item 5 and Item 7 - Press release announcing completion of the acquisition of the minority interest of NCO Portfolio Management, Inc.

         3/8/04                Item 7, Item 9 and Item 12 -  Press release announcing presentation at the JMP
                                                             Securities Conference on March 10, 2004.

         3/3/04                Item 5 and Item 7 - Announcement of the second amendment to the acquisition agreement for RMH Teleservices, Inc.

         2/13/04               Item 7, Item 9 and Item 12 - Conference call transcript from the earnings release for the fourth quarter of 2003.

         2/10/04               Item 7, Item 9 and Item 12 - Press release regarding earnings for the fourth quarter of 2003.

         1/23/04               Item 5 and Item 7 - Press release related to the first amendment to the acquisition agreement for RMH Teleservices, Inc.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 10, 2004                            By:  Michael J. Barrist
                                                      ------------------
                                                      Michael J. Barrist
                                                      Chairman of the Board, President
                                                      and Chief Executive Officer
                                                      (principal executive officer)



Date:    May 10, 2004                            By:  Steven L. Winokur
                                                      ------------------
                                                      Steven L. Winokur
                                                      Executive Vice President of Finance,
                                                      Chief Financial Officer, Chief Operating Officer of
                                                      Shared Services and Treasurer
                                                      (principal financial and
                                                      accounting officer)

                                  Exhibit Index

Exhibit No.                              Description
-----------                              -----------

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.