Form 10-Q
period 2004-06-30
NCO GROUP INC
filed 2004-08-09
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2004, or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ______
                                              ---
         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes  X   No ______
                                                    ---
         The number of shares outstanding of each of the issuer's classes of common stock as of August 6, 2004 was: 31,851,396 shares of common stock, no par value.

                                 NCO GROUP, INC.
                                      INDEX

                                                                          PAGE

PART I - FINANCIAL INFORMATION

     Item 1   FINANCIAL STATEMENTS (Unaudited)

              Condensed Consolidated Balance Sheets -
                June 30, 2004 and December 31, 2003                         1

              Condensed Consolidated Statements of Income -
                Three and six months ended June 30, 2004 and 2003           2

              Condensed Consolidated Statements of Cash Flows -
                Six months ended June 30, 2004 and 2003                     3

              Notes to Condensed Consolidated Financial Statements          4

     Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS              22

     Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                          29

     Item 4   CONTROLS AND PROCEDURES                                      29

PART II - OTHER INFORMATION                                                30

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

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                             NCO GROUP, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (AMOUNTS IN THOUSANDS)

                                                                              JUNE 30,
                                                                                2004          DECEMBER 31,
                                              ASSETS                         (UNAUDITED)          2003
                                                                             ----------         --------
Current assets:
     Cash and cash equivalents                                               $   58,798         $ 45,644
     Restricted cash                                                              1,381            5,850
     Accounts receivable, trade, net of allowance for
         doubtful accounts of $8,149 and $7,447, respectively                   111,921           80,640
     Purchased accounts receivable, current portion                              44,608           59,371
     Deferred income taxes                                                       25,336           12,280
     Bonus receivable, current portion                                            2,562            7,646
     Prepaid expenses and other current assets                                   18,801           18,021
                                                                             ----------         --------
             Total current assets                                               263,407          229,452

Funds held on behalf of clients

Property and equipment, net                                                     109,829           74,085

Other assets:
     Goodwill                                                                   585,526          506,370
     Other intangibles, net of accumulated amortization                          33,983           12,375
     Purchased accounts receivable, net of current portion                       86,222           93,242
     Bonus receivable, net of current portion                                         -              320
     Other assets                                                                31,253           30,267
                                                                             ----------         --------
             Total other assets                                                 736,984          642,574
                                                                             ----------         --------
Total assets                                                                 $1,110,220         $946,111
                                                                             ==========         ========


                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Long-term debt, current portion                                         $   72,235         $ 66,523
     Accounts payable                                                            11,469            4,281
     Accrued expenses                                                            45,379           25,901
     Accrued compensation and related expenses                                   27,489           15,601
     Deferred revenue, current portion                                           17,193           10,737
                                                                             ----------         --------
             Total current liabilities                                          173,765          123,043

Funds held on behalf of clients

Long-term liabilities:
     Long-term debt, net of current portion                                     229,048          248,964
     Deferred revenue, net of current portion                                       697           13,819
     Deferred income taxes                                                       32,025           38,676
     Other long-term liabilities                                                 18,610            4,344

Minority interest                                                                     -           26,848

Shareholders' equity:
     Preferred stock, no par value, 5,000 shares authorized,
         no shares issued and outstanding                                             -                -
     Common stock,  no par value, 50,000 shares authorized,
         31,830 and 25,988 shares issued and outstanding, respectively          464,653          323,511
     Other comprehensive income                                                   5,381            6,646
     Deferred compensation                                                         (621)               -
     Retained earnings                                                          186,662          160,260
                                                                             ----------         --------
             Total shareholders' equity                                         656,075          490,417
                                                                             ----------         --------
Total liabilities and shareholders' equity                                   $1,110,220         $946,111
                                                                             ==========         ========

                             See accompanying notes.

                                                 NCO GROUP, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (UNAUDITED)
                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                           FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                              ENDED JUNE 30,                ENDED JUNE 30,
                                                         ------------------------      ------------------------
                                                           2004           2003           2004            2003
                                                         --------        --------      --------        --------
Revenue                                                  $255,255        $188,574      $456,486        $377,591

Operating costs and expenses:
     Payroll and related expenses                         132,823          88,330       223,862         176,628
     Selling, general and administrative expenses          83,752          70,718       160,397         139,676
     Depreciation and amortization expense                 11,147           8,039        18,925          15,895
                                                         --------        --------      --------        --------
         Total operating costs and expenses               227,722         167,087       403,184         332,199
                                                         --------        --------      --------        --------
Income from operations                                     27,533          21,487        53,302          45,392

Other income (expense):
     Interest and investment income                           599             789         1,595           1,625
     Interest expense                                      (5,256)         (5,862)      (10,544)        (11,681)
     Other income                                             621             726           621             726
                                                         --------        --------      --------        --------
         Total other income (expense)                      (4,036)         (4,347)       (8,328)         (9,330)
                                                         --------        --------      --------        --------
Income before income tax expense                           23,497          17,140        44,974          36,062

Income tax expense                                          9,078           6,504        17,966          13,683
                                                         --------        --------      --------        --------

Income before minority interest                            14,419          10,636        27,008          22,379

Minority interest                                               -            (359)         (606)           (910)
                                                         --------        --------      --------        --------

Net income                                               $ 14,419        $ 10,277      $ 26,402        $ 21,469
                                                         ========        ========      ========        ========

Net income per share:
     Basic                                               $   0.46        $   0.40      $   0.92        $   0.83
     Diluted                                             $   0.43        $   0.38      $   0.86        $   0.78

Weighted average shares outstanding:
     Basic                                                 31,502          25,908        28,814          25,908
     Diluted                                               35,723          29,768        32,979          29,743





                             See accompanying notes.

                                                NCO GROUP, INC
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                            (AMOUNTS IN THOUSANDS)

                                                                                        FOR THE SIX MONTHS
                                                                                          ENDED JUNE 30,
                                                                                     -----------------------
                                                                                       2004           2003
                                                                                     --------       --------
Cash flows from operating activities:
  Net income                                                                          $26,402        $21,469
  Adjustments to reconcile income from operations
    to net cash provided by operating activities:
      Depreciation                                                                     15,444         13,526
      Amortization of intangibles                                                       3,481          2,369
      Amortization of deferred compensation                                                56              -
      Amortization of deferred training asset                                             174              -
      Provision for doubtful accounts                                                   1,784          2,100
      Impairment of purchased accounts receivable                                         449            962
      Accrued noncash interest                                                          2,937          2,016
      Loss on disposal of property and equipment                                           38            330
      Changes in non-operating income                                                  (1,036)        (1,678)
      Minority interest                                                                   606            906
      Changes in operating assets and liabilities, net of acquisitions:
          Restricted cash                                                               4,469              -
          Accounts receivable, trade                                                   (9,287)        (5,859)
          Deferred income taxes                                                         7,789          3,411
          Bonus receivable                                                              5,404          2,285
          Other assets                                                                   (750)        (3,494)
          Accounts payable and accrued expenses                                         1,313         (4,250)
          Income taxes payable                                                          2,446            747
          Deferred revenue                                                             (8,495)           398
          Other long-term liabilities                                                   2,103            509
                                                                                     --------       --------
             Net cash provided by operating activities                                 55,327         35,747

Cash flows from investing activities:
  Purchases of accounts receivable                                                    (22,947)       (29,190)
  Collections applied to principal of purchased accounts receivable                    45,309         36,938
  Purchases of property and equipment                                                 (14,479)       (10,169)
  Net distribution from joint venture                                                   1,420             72
  Proceeds from notes receivable                                                          617              -
  Net cash paid for acquisitions and related costs                                    (12,358)             -
                                                                                     --------       --------
             Net cash used in investing activities                                     (2,438)        (2,349)

Cash flows from financing activities:
  Repayment of notes payable                                                          (21,702)       (14,239)
  Borrowings under notes payable                                                        5,388         10,640
  Repayment of acquired notes payable                                                 (11,447)             -
  Borrowings under revolving credit agreement                                               -          1,000
  Repayment of borrowings under revolving credit agreement                            (22,500)       (27,130)
  Payment of fees to acquire debt                                                         (90)           (42)
  Issuance of common stock, net                                                        10,696              -
                                                                                     --------       --------
             Net cash used in financing activities                                    (39,655)       (29,771)

Effect of exchange rate on cash                                                           (80)           920
                                                                                     --------       --------

Net increase in cash and cash equivalents                                              13,154          4,547

Cash and cash equivalents at beginning of the period                                   45,644         25,159
                                                                                     --------       --------

Cash and cash equivalents at end of the period                                        $58,798        $29,706
                                                                                     ========       ========



                             See accompanying notes.

                                 NCO GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   NATURE OF OPERATIONS:

NCO Group, Inc., referred to as the Company or NCO, is a leading global provider of business process outsourcing solutions, offering accounts receivable management, referred to as ARM, customer relationship management, referred to as CRM, and other services. NCO provides services through over 90 offices in the United States, Canada, the United Kingdom, India, the Philippines, Barbados and Panama. The Company provides services to more than 50,000 clients including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, healthcare, retail and commercial, telecommunications, utility, education, government services and technology. These clients are primarily located throughout the United States of America, Canada, the United Kingdom, and Puerto Rico. The Company's largest client is in the financial services sector and represented 10.9 percent of the Company's consolidated revenue for the six months ended June 30, 2004. The Company also purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer-oriented companies.

2.   ACCOUNTING POLICIES:

     Interim Financial Information:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the three-month and six-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

     Principles of Consolidation:

The condensed consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All significant intercompany accounts and transactions have been eliminated. The Company does not control InoVision-MEDCLR NCOP Ventures, LLC (see note 14) and, accordingly, its financial condition and results of operations are not consolidated with the Company's financial statements.

     Revenue Recognition:

ARM Contingency Fees:

ARM contingency fee revenue is recognized upon collection of funds on behalf of clients.

ARM Contractual Services:

Fees for ARM contractual services are recognized as services are performed and accepted by the client.

     Revenue Recognition (continued):

Long-Term Collection Contract:

The Company has a long-term collection contract with a large client to provide collection services that includes guaranteed collections, subject to limits. The Company also earns a bonus to the extent collections are in excess of the guarantees. The Company is required to pay the client, subject to limits, if collections do not reach the guarantees. Any guarantees in excess of the limits will only be satisfied with future collections. The Company is entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections in excess of any remaining guarantees. This long-term collection contract only covers placements by the client from January 1, 2000 through December 31, 2003.

The Company defers all of the base service fees, subject to the limits, until the collections exceed the collection guarantees. At the end of each reporting period, the Company assesses the need to record an additional liability if deferred fees are less than the estimated guarantee payments, if any, due to the client, subject to the limits. There was no additional liability recorded as of June 30, 2004 and December 31, 2003.

CRM Hourly:

Revenue is recognized based on the billable hours of each CRM representative as defined in the client contract. The rate per billable hour charged is based on a predetermined contractual rate, as agreed in the underlying contract. The contractual rate can fluctuate based on certain pre-determined objective performance criteria related to quality and performance. The impact of the performance criteria on the rate per billable hour is continually updated as revenue is recognized. Some clients are contractually entitled to penalties when the Company is not in compliance with certain obligations as defined in the client contract. Penalties are recorded as a reduction to revenues as incurred.

CRM Performance Based:

Under performance-based arrangements, the Company is paid by its customers based on achievement of certain levels of sales or other client-determined criteria specified in the client contract. The Company recognizes performance-based revenue by measuring its actual results against the performance criteria specified in the contracts. Amounts collected from customers prior to the performance of services are recorded as deferred revenues.

Training Revenues:

In connection with the provisions of certain inbound and outbound CRM services, the Company incurs costs to train its CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs, referred to as Start-up Training, and on-going training for updates of existing CRM programs, referred to as On-going Training. The Company bills some of its customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to CRM revenues being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 104. As a result, all training revenues are deferred. Start-up Training and On-going Training revenues are amortized over the term of the customer contract, or over the period to be benefited. Direct costs associated with providing Start-up Training and On-going Training, which consist exclusively of salary and benefit costs, are also deferred and amortized over a time period consistent with the deferred training revenues. When a business relationship is terminated with one of the Company's customers, the unamortized deferred training revenue and unamortized deferred direct costs associated with that customer are immediately recognized.

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

Collections on the portfolios are allocated to revenue and principal reduction based on the estimated internal rate of return, referred to as IRR, for each portfolio. The IRR for each portfolio is derived based on the expected monthly collections over the estimated economic life of each portfolio (generally five years, based on the Company's collection experience), compared to the original purchase price. Revenue on purchased accounts receivable is recorded monthly based on applying each portfolio's effective IRR for the quarter to its carrying value. To the extent collections exceed the revenue, the carrying value is reduced and the reduction is recorded as collections applied to principal. Because the IRR reflects collections for the entire economic life of the portfolio, and those collections are not constant, lower collection rates, typically in the early months of ownership, can result in a situation where the actual collections are less than revenue. In this situation, the carrying value of the portfolio may be increased by the difference between revenue and collections.

To the extent actual collections differ from estimated projections, the Company prospectively adjusts projected collections, which adjusts the IRR. If the carrying value of a particular portfolio exceeds its expected future collections, a charge to income would be recognized in the amount of such impairment. Additional impairments on each quarter's previously impaired portfolios may occur if the current estimated future cash flow projection, after being adjusted prospectively for actual collection results, is less than the current carrying value. After the impairment of a portfolio, all collections are recorded as a return of capital and no income is recorded on that portfolio until the full carrying value of the portfolio has been recovered. Once the full cost of the carrying value has been recovered, all collections are recorded as revenue. The estimated IRR for each portfolio is based on estimates of future collections, and actual collections will vary from current estimates. The difference could be material.

     Credit Policy:

The Company has two types of arrangements under which it collects its ARM contingency fee revenue. For certain clients, the Company remits funds collected on behalf of the client net of the related contingent fees while, for other clients, the Company remits gross funds collected on behalf of clients and bills the client separately for its contingent fees.

Management carefully monitors its client relationships in order to minimize the Company's credit risk and maintains a reserve for potential collection losses when such losses are deemed to be probable. The Company generally does not require collateral and it does not charge finance fees on outstanding trade receivables. In many cases, in the event of collection delays from ARM clients, management may, at its discretion, change from the gross remittance method to the net remittance method. Trade accounts receivable are written off to the allowance for doubtful accounts when collection appears highly unlikely.

     Goodwill:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. The Company accounts for goodwill pursuant to Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," referred to as SFAS 142. Under SFAS 142, goodwill is no longer amortized but instead must be tested for impairment at least annually and as triggering events occur, including an initial test that was completed in connection with the adoption of SFAS 142. The test for impairment uses a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company did not incur any impairment charges in connection with the adoption of SFAS 142 or the subsequent annual impairment tests, and does not believe that goodwill is impaired as of June 30, 2004. The annual impairment analysis is completed on October 1st of each year (see note 7).

     Other Intangible Assets:

Other intangible assets consist primarily of customer relationships and deferred financing costs, which relate to debt issuance costs incurred. Customer relationships are amortized over five years and deferred financing costs are amortized over the term of the debt (see note 7).

     Stock Options:

The Company accounts for stock option grants in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees," referred to as APB 25, and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with SFAS 123, "Accounting for Stock-Based Compensation," the Company does not recognize compensation cost based on the fair value of the options granted at the grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (amounts in thousands, except per share amounts):

                                                  For the Three Months      For the Six Months
                                                     Ended June 30,           Ended June 30,
                                                  --------------------      -----------------
                                                     2004     2003            2004     2003
                                                   -------   -------        -------   -------
     Net income - as reported                      $14,419   $10,277        $26,402   $21,469
     Pro forma compensation cost, net of taxes         855     1,068          1,711     2,138
                                                   -------   -------        -------   -------

     Net income - pro forma                        $13,564   $ 9,209        $24,691   $19,331
                                                   =======   =======        =======   =======

     Net income per share - as reported:
         Basic                                       $0.46     $0.40          $0.92     $0.83
         Diluted                                     $0.43     $0.38          $0.86     $0.78

     Net income per share - pro forma:
         Basic                                       $0.43     $0.36          $0.86     $0.75
         Diluted                                     $0.41     $0.34          $0.80     $0.71

In May 2004, the Company's shareholders approved the 2004 Equity Incentive Plan, referred to as the 2004 Plan. The 2004 Plan authorizes grants to employees and directors of incentive stock options, options not intended to qualify as incentive stock options, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, performance awards, supplemental cash awards and combinations of the foregoing. The aggregate number of shares of Common Stock for which awards may be granted under the 2004 Plan is 2.0 million.

     Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," referred to as SFAS No. 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are expected to be reinvested indefinitely.

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

     Derivative Financial Instruments:

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", referred to as SFAS No. 133, requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The Company has certain nonrecourse notes payable that have derivative instruments embedded within them. The embedded derivatives are not hedge instruments and, accordingly, changes in their estimated fair value are reported as other income (expense) in the accompanying statements of income. The embedded derivatives are included in long-term debt on the accompanying balance sheets as they are not separable from the notes payable and they have the same counterparty.

The Company is exposed to foreign currency fluctuations relating to its operations in Canada, the United Kingdom and the Philippines. In order to partially hedge cash flow exposure, the Company periodically enters into forward exchange contracts in order to minimize the impact of currency fluctuations on transactions, cash flows and firm commitments. These contracts are recorded at fair value on the accompanying balance sheets, and changes in fair value are recorded in other comprehensive income (see note 10).

     Reclassifications:

Certain amounts for the six months ended June 30, 2003 have been reclassified for comparative purposes.

3.   BUSINESS COMBINATIONS:

The following acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition-related expenses. These accruals included professional fees and other costs related to the acquisition.

On March 26, 2004, the Company completed the merger of NCO Portfolio Management, Inc., referred to as NCO Portfolio, with a wholly owned subsidiary of the Company. The Company owned approximately 63.3 percent of the outstanding stock of NCO Portfolio prior to the merger and, pursuant to the merger, acquired all NCO Portfolio shares that it did not own for 1.8 million shares of NCO common stock valued at $39.8 million. The value of the stock issued was based on the average closing price of the Company's common stock for the period beginning two days before and ending two days after the announcement of the merger on December 15, 2003. The Company recorded goodwill of $15.8 million, most of which is not deductible for tax purposes. The allocation of the fair market value to the acquired assets and liabilities of NCO Portfolio was based on preliminary estimates and may be subject to change. During the three months ended June 30, 2004, the Company revised the estimated allocation of the fair market value that resulted in an increase in goodwill of $1.1 million. As a result of the acquisition, the Company expects to expand its portfolio base and reduce the cost of operations through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is a preliminary allocation of the purchase price of the minority interest of NCO Portfolio (amounts in thousands):


           Purchase price                        $ 39,891
           Transaction costs                        1,902
           Fair value adjustment to:
             Purchased accounts receivable          2,324
             Other assets                            (526)
             Liabilities                             (299)
           Minority interest                      (27,454)
                                                 --------

           Goodwill                              $ 15,838
                                                 ========

On April 2, 2004, the Company completed the acquisition of RMH Teleservices, Inc., referred to as RMH, a provider of CRM services. The Company issued 3.4 million shares of NCO common stock for all of the outstanding shares of RMH and assumed 339,000 warrants and 248,000 stock options. The total value of the consideration was $88.8 million. The Company also repaid $11.4 million of RMH's pre-acquisition debt. The values of the stock, warrants and stock options were based on the average closing price of the Company's common stock for the period beginning two days before and ending two days after the announcement of the first amendment to the agreement on January 22, 2004. The Company allocated $25.0 million of the purchase price to the customer relationships and recorded goodwill of $64.5 million, most of which is not deductible for tax purposes. As part of the purchase accounting, the Company recorded accruals for acquisition related expenses including termination costs related to certain redundant personnel that were scheduled to be eliminated upon completion of the acquisition and certain future rental obligations attributable to facilities which are scheduled to be closed. The allocation of the fair market value to the acquired assets and liabilities of RMH was based on preliminary estimates and may be subject to change. As a result of the acquisition, the Company expects to expand RMH's current customer base, strengthen its relationship with certain existing customers, and reduce the cost of providing services to the acquired customers through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed of RMH (amounts in thousands):


           Purchase price                           $ 88,808
           Accounts receivable                       (23,824)
           Customer relationship                     (25,000)
           Property and equipment                    (37,235)
           Deferred tax asset                        (26,597)
           Other assets                               (6,180)
           Long-term debt                             29,233
           Other assumed liabilities                  29,907
           Accrued acquisition costs:
             Lease obligations for office closures    18,493
             Severance                                 4,210
             Other                                    12,914
           Foreign currency translation of
             goodwill                                   (239)
                                                    --------

           Goodwill                                 $ 64,490
                                                    ========

The following summarizes the unaudited pro forma results of operations, assuming the NCO Portfolio and RMH acquisitions occurred as of the beginning of the respective periods. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands, except per share data):

                                           For the Six Months
                                             Ended June 30,
                                          --------------------
                                            2004        2003
                                          --------    --------
     Revenue                              $523,694    $520,041
     Net income                           $ 26,065    $ 17,965
     Earnings per share - basic              $0.76       $0.58
     Earnings per share - diluted            $0.73       $0.56

4.   COMPREHENSIVE INCOME:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity. The Company's comprehensive income was as follows (amounts in thousands):

                                                For the Three Months     For the Six Months
                                                   Ended June 30,          Ended June 30,
                                                 -----------------       ------------------
                                                   2004     2003           2004      2003
                                                 -------   -------       ------------------
     Net income                                  $14,419   $10,277        $26,402   $21,469

     Other comprehensive income (expense):
       Foreign currency translation adjustment    (1,231)    4,087         (1,602)    6,956
       Change in fair value of foreign currency
          hedge                                      337         -            337         -
       Unrealized gain on interest rate swap           -       183              -       351

                                                 -------   -------       --------   -------
     Comprehensive income                        $13,525   $14,547        $25,137   $28,776
                                                 =======   =======       ========   =======

The foreign currency translation adjustment was attributable to changes in the exchange rates used to translate the financial statements of the Canadian, United Kingdom and Philippines subsidiaries into U.S. dollars.

5.   PURCHASED ACCOUNTS RECEIVABLE:

The Company's Portfolio Management and ARM International divisions purchase defaulted consumer accounts receivable at a discount from the actual principal balance. On certain international portfolios, Portfolio Management and ARM International jointly purchase defaulted consumer accounts receivable. The following summarizes the change in purchased accounts receivable (amounts in thousands):

                                                   For the Six
                                                   Months Ended    For the Year Ended
                                                   June 30, 2004    December 31, 2003
                                                   -------------   ------------------
     Balance at beginning of period                  $152,613           $152,448
     Purchases of accounts receivable                  26,235             74,299
     Collections on purchased accounts receivable     (91,433)          (154,121)
     Revenue recognized                                46,124             76,735
     Impairment of purchased accounts receivable         (449)            (1,751)
     Residual purchased accounts receivable from
       previously unconsolidated subsidiary                 -              4,515
     Fair value purchase accounting adjustment         (2,324)                 -
     Foreign currency translation adjustment               64                488
                                                     --------          ---------
     Balance at end of period                        $130,830           $152,613
                                                     ========          =========

Included in collections for the three and six months ended June 30, 2004 was $4.2 million of proceeds from portfolio sales. Included in collections for the three and six months ended June 30, 2003 was $80,000 and $1.5 million, respectively, of proceeds from the sale of accounts.

During the three months ended June 30, 2004 and 2003, impairment charges of $61,000 and $632,000, respectively, were recorded from portfolios where the carrying values exceeded the expected future undiscounted cash flows. During the six months ended June 30, 2004 and 2003, impairment charges of $449,000 and $962,000, respectively, were recorded. As of June 30, 2004 and December 31, 2003, the combined carrying values on all impaired portfolios aggregated $4.9 million and $11.4 million, respectively, or 3.8 percent and 7.5 percent of total purchased accounts receivable, respectively, representing their net realizable value.

As of June 30, 2004 and December 31, 2003, one portfolio with a carrying value of $2.0 million and $4.2 million, respectively, which was acquired in connection with the dissolution of an off-balance sheet securitization, was also being accounted for under the cost recovery method.

6.   FUNDS HELD ON BEHALF OF CLIENTS:

In the course of the Company's regular business activities as a provider of accounts receivable management services, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $67.2 million and $59.3 million as of June 30, 2004 and December 31, 2003, respectively, have been shown net of their offsetting liability for financial statement presentation.

7.   INTANGIBLE ASSETS:

     Goodwill:

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company's reporting units under SFAS 142 are ARM U.S., CRM, Portfolio Management and ARM International, and had the following goodwill (amounts in thousands):

                                    June 30, 2004    December 31, 2003
                                    -------------    -----------------

     ARM U.S.                          $471,558          $471,558
     CRM                                 64,490                 -
     Portfolio Management                15,838                 -
     ARM International                   33,640            34,812
                                       --------          --------
     Total                             $585,526          $506,370
                                       ========          ========

CRM's goodwill resulted from the acquisition of RMH (see note 3). Portfolio Management's goodwill resulted from the purchase of the minority interest of NCO Portfolio (see note 3). The change in ARM International's goodwill balance from December 31, 2003 to June 30, 2004, was due to changes in the exchange rates used for the foreign currency translation.

     Other Intangible Assets:

Other intangible assets consist primarily of deferred financing costs and customer relationships. The following represents the other intangible assets (amounts in thousands):

                                       June 30, 2004                 December 31, 2003
                              ------------------------------   ------------------------------
                              Gross Carrying     Accumulated   Gross Carrying    Accumulated
                                   Amount       Amortization        Amount       Amortization
                              --------------    ------------   --------------    ------------
     Deferred financing costs     $15,335         $10,967          $15,321         $ 9,687
     Customer relationships        33,761           4,230            8,761           2,104
     Other intangible assets          975             891              900             816
                                  -------         -------          -------         -------
     Total                        $50,071         $16,088          $24,982         $12,607
                                  =======         =======          =======         =======

The Company recorded amortization expense for all other intangible assets of $2.4 million and $1.2 million during the three months ended June 30, 2004 and 2003, respectively, and $3.5 million and $2.4 million during the six months ended June 30, 2004 and 2003, respectively. The following represents the Company's estimated amortization expense from these other intangible assets over the next five years (amounts in thousands):

      For the Years Ended           Estimated
          December 31,         Amortization Expense
     -----------------------  -----------------------

     2004                                     $8,170
     2005                                      9,294
     2006                                      7,350
     2007                                      6,401
     2008                                      5,000

8. LONG-TERM DEBT:

Long-term debt consisted of the following (amounts in thousands):

                                      June 30, 2004      December 31, 2003
                                      -------------      -----------------

     Credit facility                     $110,000            $132,500
     Convertible notes                    125,000             125,000
     Securitized nonrecourse debt          27,857              33,210
     Other nonrecourse debt                14,461              17,591
     Capital leases and other              23,965               7,186
     Less current portion                 (72,235)            (66,523)
                                         --------            --------
                                         $229,048            $248,964
                                         ========            ========

     Credit Facility:

On August 13, 2003, the Company amended its credit agreement with Citizens Bank of Pennsylvania, referred to as Citizens Bank, for itself and as administrative agent for other participating lenders. The amendment extended the maturity date from May 20, 2004 to March 15, 2006, referred to as the Maturity Date. The amended credit facility is structured as a $150 million term loan and a $50 million revolving credit facility. The Company is required to make quarterly repayments of $6.3 million on the term loan until the Maturity Date. The remaining balance outstanding under the term loan and the balance under the revolving credit facility will become due on the Maturity Date. The availability of the revolving credit facility is reduced by any unused letters of credit. As of June 30, 2004, the Company had unused letters of credit of $2.8 million and $47.2 million remaining availability under the revolving credit facility.

Prior to February 28, 2004, all borrowings carried interest at a rate equal to either, at the option of the Company, Citizens Bank's prime rate plus a margin of 1.25 percent, or the London InterBank Offered Rate, referred to as LIBOR, plus a margin of 3.00 percent. After February 28, 2004, all borrowings carried interest at a rate equal to either, at the option of the Company, Citizens Bank's prime rate (Citizens Bank's prime rate was 4.25 percent at June 30, 2004) plus a margin of 0.75 percent to 1.25 percent, which is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization, referred to as EBITDA, ratio, or LIBOR (LIBOR was 1.36 percent at June 30, 2004) plus a margin of 2.25 percent to 3.00 percent depending on the Company's consolidated funded debt to EBITDA ratio. The Company is charged a fee on the unused portion of the credit facility of 0.50 percent until February 28, 2004, and ranging from 0.38 percent to 0.50 percent depending on the Company's consolidated funded debt to EBITDA ratio after February 28, 2004. The effective interest rate on credit facility was approximately 3.60 percent and 4.31 percent for the three months ended June 30, 2004 and 2003, respectively, and 3.82 percent and 4.38 percent for the six months ended June 30, 2004 and 2003, respectively.

Borrowings under the credit agreement are collateralized by substantially all the assets of the Company. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, the issuance of equity and distributions to shareholders. If an event of default, such as failure to comply with covenants, material adverse change, or change of control, were to occur under the credit agreement, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. As of June 30, 2004, the Company was in compliance with all required financial covenants and the Company was not aware of any events of default.

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

     Securitized Nonrecourse Debt:

NCO Portfolio has two securitized nonrecourse notes payable that were originally established to fund the purchase of accounts receivable. Each of the notes payable is nonrecourse to the Company, is secured by a portfolio of purchased accounts receivable, and is bound by an indenture and servicing agreement. The Company is servicer for each portfolio of purchased accounts receivable within these securitized notes. These are term notes without the ability to re-borrow. Monthly principal payments on the notes equal all collections after servicing fees, collection costs, interest expense, and administrative fees.

The first securitized note was established in September 1998 through a special purpose finance subsidiary. This note carries a floating interest rate of LIBOR plus 0.65 percent per annum. The final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. A liquidity reserve of $900,000 and $5.4 million was included in restricted cash as of June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004 and December 31, 2003, the amount outstanding on the facility was $8.8 million and $13.9 million, respectively. The note issuer was guaranteed against loss by NCO Portfolio for up to $4.5 million. In December 2003, the $4.5 million guarantee was funded using $3.3 million of restricted cash from another securitization and $1.2 million of operating cash. In January 2004, the $4.5 million from the guarantee was used to pay down a portion of the securitized note.

The second securitized note was established in August 1999 and carries interest at 15.00 percent per annum. The final due date of all payments under the facility is the earlier of December 2004, or satisfaction of the note from collections. As of June 30, 2004 and December 31, 2003, the amount outstanding on the facility was $19.1 million and $19.3 million, respectively.

     Other Nonrecourse Debt:

In August 2002, NCO Portfolio entered into a four-year exclusivity agreement with CFSC Capital Corp. XXXIV, referred to as Cargill. The agreement stipulates that all purchases of accounts receivable by NCO Portfolio with a purchase price in excess of $4.0 million must be first offered to Cargill for financing at its discretion. The agreement has no minimum or maximum credit authorization. NCO Portfolio may terminate the agreement at any time after August 2004 for a cost of $125,000 per month for each remaining month. If Cargill chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate plus 3.25 percent (prime rate was 4.25 percent at June 30, 2004). Each borrowing is due two years after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional return, Cargill will receive 40 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by NCO Portfolio, including imputed interest. The effective interest rate on these notes, including the residual interest component, was approximately 33.6 percent and 29.06 percent for the three months ended June 30, 2004 and 2003, respectively, and 34.2 percent and 26.84 percent for the six months ended June 30, 2004 and 2003, respectively. Borrowings under this financing agreement are nonrecourse to the Company, except for the assets within the special purpose entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill financed portfolios, in addition to other remedies. Total debt outstanding under this facility was $14.5 million and $17.6 million as of June 30, 2004 and December 31, 2003, respectively, which included $5.8 million and $4.7 million of accrued residual interest, respectively. As of June 30, 2004, NCO Portfolio was in compliance with all required covenants.

Upon full satisfaction of the notes payable and the return of members' capital as it relates to each purchase of accounts receivable, the Company is obligated to pay Cargill a contingent payment amount equal to 50 percent of collections received, unless otherwise negotiated, net of servicing fees and other related charges. The contingent payment has been accounted for as an embedded derivative in accordance with SFAS 133. At issuance, the proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At June 30, 2004 and December 31, 2003, the estimated fair value of the embedded derivative was $5.8 million and $4.7 million respectively.

     Capital Leases:

The Company leases certain equipment under agreements that are classified as capital leases. The equipment leases have original terms ranging from 24 to 60 months and have purchase options at the end of the original lease term.

9.   EARNINGS PER SHARE:

Basic earnings per share, referred to as EPS, was computed by dividing the net income for the three and six months ended June 30, 2004 and 2003, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income for the three and six months ended June 30, 2004 and 2003, by the weighted average number of common shares outstanding plus all common equivalent shares. Net income is adjusted to add-back interest expense on the convertible debt, net of taxes, if the convertible debt is dilutive. The interest expense on the convertible debt, net of taxes, included in the diluted EPS calculation was $913,000 and $920,000 for the three months ended June 30, 2004 and 2003, respectively, and $1.8 million for the six months ended June 30, 2004 and 2003. Outstanding options, warrants, and convertible securities have been utilized in calculating diluted amounts only when their effect would be dilutive.

The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):

                                             For the Three Months      For the Six Months
                                                Ended June 30,            Ended June 30,
                                              ------------------        -----------------
                                               2004        2003          2004       2003
                                              ------      ------        ------     ------
     Basic                                    31,502      25,908        28,814     25,908
     Dilutive effect of convertible debt       3,797       3,797         3,797      3,797
     Dilutive effect of options                  314          63           313         38
     Dilutive effect of warrants                 110           -            55          -
                                              ------      ------        ------     ------
     Diluted                                  35,723      29,768        32,979     29,743
                                              =======     ======        ======     ======

10.  DERIVATIVE FINANCIAL INSTRUMENTS:

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

A portion of the Company's business is performed in Canada for clients in the United States, which exposes the Company's earnings, cash flows, and financial position to risk from foreign currency denominated transactions. The Company also has operations in the Philippines for clients in the United States, which creates exposure from foreign currency denominated transactions that will increase as these operations grow. Due to the growth of the Canadian operations, a policy was established to minimize cash flow exposure to adverse changes in currency exchange rates by identifying and evaluating the risk that cash flows would be affected due to changes in exchange rates and by determining the appropriate strategies necessary to manage such exposures. The Company's objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection.

In order to partially hedge cash flow economic exposure in Canada, the Company entered into forward exchange contracts to minimize the impact of currency fluctuations on transactions, cash flows and firm commitments. The Company had forward exchange contracts for the purchase of $15.8 million of Canadian dollars outstanding at June 30, 2004, which mature within 90 days, with a fair market value of $336,593.

11.  SUPPLEMENTAL CASH FLOW INFORMATION:

The following are supplemental disclosures of cash flow information (amounts in thousands):

                                                           For the Six Months Ended
                                                                  June 30,
                                                              ------------------
                                                                2004       2003
                                                              --------    ------
     Noncash investing and financing activities:
         Common stock issued for acquisitions                 $128,699    $    -
         Fair value of assets acquired                         213,517         -
         Liabilities assumed from acquisitions                  84,925         -
         Deferred portion of purchased accounts receivable       3,288     2,383
         Deferred compensation from restricted stock               677         -

12.  COMMITMENTS AND CONTINGENCIES:

     Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications and other vendors that require minimum purchase commitments. These agreements expire between 2004 and 2007. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

     2004                           $23,043
     2005                            21,030
     2006                            14,453
     2007                             6,500
                                    -------
                                    $65,026
                                    =======

The Company incurred $8.6 million and $3.5 million of expense in connection with these purchase commitments for the three months ended June 30, 2004 and 2003, respectively, and $15.8 million and $6.6 million for the six months ended June 30, 2004 and 2003, respectively.

     Long-Term Collection Contract:

The Company has a long-term collection contract with a large client to provide collection services that includes guaranteed collections, subject to limits. The Company is required to pay the client the difference between actual collections and the guaranteed collections on May 31, 2004 and May 31, 2005, subject to limits of $6.0 million and $13.5 million, respectively. Any guarantees in excess of the limits will only be satisfied with future collections. The Company is entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections in excess of any remaining guarantees. On May 31, 2004, the actual collections were $7.5 million below the guaranteed collections, or $1.5 million in excess of the $6.0 million limit. Since the Company prepaid the client $5.5 million from prior bonuses, it was only required to pay approximately $528,000 as of May 31, 2004. Almost all of the remaining $1.5 million of guaranteed collections was paid to the client from bonuses earned during June 2004.

     Termination Fee:

The Company has a contract with a client to perform CRM services that includes a termination clause. This contract expires on October 31, 2007.

In the event the client terminates the services agreement due to the Company's material breach or a transaction in which a competitor of the client acquired control of the Company or in the event the Company terminates the services agreement for convenience after October 1, 2004, the Company is required to pay a minimum termination fee of $153,000 for each month remaining in the agreement (or $6.1 million at June 30, 2004). In most other instances (as defined in the services agreement) in which either party terminates the services agreement, the Company is required to pay a termination fee of $77,000 for each month remaining in the services agreement (or $3.1 million at June 30, 2004).

     Forward-Flow Agreement:

NCO Portfolio was party to a fixed price agreement that ended in May 2004, referred to as forward-flow, with a major financial institution that obligated NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. A portion of the purchase price is deferred for 24 months, including a nominal rate of interest. The deferred purchase price payable is included in long-term debt and as of June 30, 2004 and December 31, 2003, was $9.0 million and $6.5 million, respectively.

     Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

FTC:

In October 2003, the Company was notified by the Federal Trade Commission, referred to as the FTC, that it intended to pursue a claim against the Company for violations of the Fair Credit Reporting Act relating to certain aspects of the Company's credit reporting practices during 1999 and 2000.

The allegations related primarily to a large group of consumer accounts from one client that were transitioned to the Company for servicing during 1999. The Company received incorrect information from the prior service provider at the time of transition. The Company became aware of the incorrect information during 2000 and ultimately removed the incorrect information from the consumers' credit files. During the first quarter of 2004, the Company made a settlement offer for this matter to the FTC. The FTC accepted the offer during the second quarter of 2004. The Company is asserting certain claims for indemnification from the owners of the consumer accounts. In connection with the proposed settlement offer made in the first quarter of 2004, the Company recorded its expected exposure to this claim.

FTC (continued):

The Company is also a party to a class action litigation regarding this group of consumer accounts. The class action litigation was settled and was covered by insurance, subject to applicable deductibles.

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

13.  SEGMENT REPORTING:

As of June 30, 2004, the Company's business consisted of four operating divisions: ARM U.S., formerly known as U.S. Operations, CRM, Portfolio Management and ARM International, formerly known as International Operations. The accounting policies of the segments are the same as those described in note 2, "Accounting Policies."


Effective July 1, 2004, the Company will combine the Canadian portion of ARM International with ARM U.S., and this division will be referred to as ARM North America. The United Kingdom subsidiary will continue to operate as ARM International. The information presented below does not reflect this reorganization.

ARM U.S. provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM U.S. serves clients of all sizes in local, regional, and national markets. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable and customer relationship management solutions to all market sectors. ARM U.S. had total assets, net of any intercompany balances, of $728.7 million and $714.2 million at June 30, 2004 and December 31, 2003, respectively. ARM U.S. had capital expenditures of $11.9 million and $8.9 million for the six months ended June 30, 2004 and 2003, respectively. ARM U.S. also provides accounts receivable management services to Portfolio Management. ARM U.S. recorded revenue of $16.7 million and $12.1 million for these services for the three months ended June 30, 2004 and 2003, respectively, and $31.8 million and $24.4 million for the six months ended June 30, 2004 and 2003, respectively. The accounting policies used to record the revenue from Portfolio Management are the same as those described in note 2, "Accounting Policies."

With the April 2004 acquisition of RMH, the CRM division was formed. The CRM division provides customer relationship management services to clients in the United States through offices in the United States, Canada, the Philippines and Panama. CRM had total assets, net of any intercompany balances, of $171.3 million at June 30, 2004. CRM had capital expenditures of $1.5 million for the six months ended June 30, 2004. The accounting policies used to record the revenue from CRM are the same as those described in note 2, "Accounting Policies."

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $148.0 million and $170.4 million at June 30, 2004 and December 31, 2003, respectively.

ARM International provides accounts receivable management services across Canada and the United Kingdom. ARM International had total assets, net of any intercompany balances, of $62.2 million and $61.5 million at June 30, 2004 and December 31, 2003, respectively. ARM International had capital expenditures of $1.1 million and $1.3 million for the six months ended June 30, 2004 and 2003, respectively. ARM International also provides accounts receivable management services to ARM U.S. ARM International recorded revenue of $10.6 million and $6.8 million for these services for the three months ended June 30, 2004 and 2003, respectively, and $20.3 million and $12.5 million for the six months ended June 30, 2004 and 2003, respectively. The accounting policies used to record the revenue from ARM U.S. are the same as those described in note 2, "Accounting Policies."

The following tables represent the revenue, payroll and related expenses, selling, general, and administrative expenses, and EBITDA for each segment. EBITDA is used by the Company's management to measure the segments' operating performance and is not intended to report the segments' operating results in conformity with accounting principles generally accepted in the United States.

                                          For the Three Months Ended June 30, 2004
                                                    (amounts in thousands)
                                     ---------------------------------------------------
                                                  Payroll and  Selling, General
                                                   Related        and Admin.
                                     Revenue       Expenses        Expenses       EBITDA
                                     --------      --------    ---------------   -------
     ARM U.S.                        $177,712      $ 87,579         $68,612      $21,521
     CRM                               59,445        42,476          10,147        6,822
     Portfolio Management              24,132           485          17,012        6,635
     ARM International                 21,329        12,903           4,724        3,702
     Eliminations                     (27,363)      (10,620)        (16,743)           -
                                     --------      --------        --------      -------
     Total                           $255,255      $132,823         $83,752      $38,680
                                     ========      ========        ========      =======

                                           For the Three Months Ended June 30, 2003
                                                    (amounts in thousands)
                                     ---------------------------------------------------
                                                  Payroll and  Selling, General
                                                    Related       and Admin.
                                      Revenue      Expenses        Expenses      EBITDA
                                     --------      --------    ----------------  -------
     ARM U.S.                        $172,011       $84,411         $65,214      $22,386
     Portfolio Management              18,086           563          13,382        4,141
     ARM International                 17,361        10,128           4,234        2,999
     Eliminations                     (18,884)       (6,772)        (12,112)           -
                                     --------      --------        --------      -------
     Total                           $188,574       $88,330         $70,718      $29,526
                                     ========      ========        ========      =======

                                          For the Six Months Ended June 30, 2004
                                                   (amounts in thousands)
                                     ---------------------------------------------------
                                                 Payroll and   Selling, General
                                                   Related        and Admin.
                                      Revenue      Expenses        Expenses      EBITDA
                                     --------      --------    ----------------  -------
     ARM U.S.                        $361,131      $175,358        $139,839      $45,934
     CRM                               59,445        42,476          10,147        6,822
     Portfolio Management              45,734         1,132          33,103       11,499
     ARM International                 42,340        25,237           9,131        7,972
     Eliminations                     (52,164)      (20,341)        (31,823)           -
                                     --------      --------        --------      -------
     Total                           $456,486      $223,862        $160,397      $72,227
                                     ========      ========        ========      =======

                                           For the Six Months Ended June 30, 2003
                                                    (amounts in thousands)
                                     ---------------------------------------------------
                                                 Payroll and   Selling, General
                                                   Related        and Admin.
                                     Revenue       Expenses        Expenses       EBITDA
                                     --------    -----------   ----------------  -------
     ARM U.S.                        $345,116      $168,912        $129,601      $46,603
     Portfolio Management              36,318         1,043          26,503        8,772
     ARM International                 33,115        19,212           7,991        5,912
     Eliminations                     (36,958)      (12,539)        (24,419)           -
                                     --------      --------        --------      -------
     Total                           $377,591      $176,628        $139,676      $61,287
                                     ========      ========        ========      =======

14.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY:

NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC, referred to as the Joint Venture, with IMNV Holdings, LLC, referred to as IMNV. The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. Included in "other assets" on the Balance Sheets were NCO Portfolio's investment in the Joint Venture of $4.1 million and $4.0 million as of June 30, 2004 and December 31, 2003, respectively. Included in the Statements of Income, as "interest and investment income," was, $442,000 and $479,000 for the three months ended June 30, 2004 and 2003, respectively, representing NCO Portfolio's 50 percent share of net income from this unconsolidated subsidiary. Income of $1.0 million and $952,000 was recorded from this unconsolidated subsidiary for the six months ended June 30, 2004 and 2003, respectively. NCO Portfolio received distributions of $1.4 million and $72,000 during the six months ended June 30, 2004 and June 30, 2003, respectively. NCO Portfolio's 50 percent share of the Joint Venture's retained earnings was $1.0 million and $1.3 million as of June 30, 2004 and

December 31, 2003, respectively. The Company performs collection services for the Joint Venture and recorded service fee revenue of $1.8 million and $1.4 million for the three months ended June 30, 2004 and 2003, respectively, and $3.7 million and $3.0 million for the six months ended June 30, 2004 and 2003, respectively. The Company had receivables of $1.4 million and $269,000 on its balance sheets as of June 30, 2004 and December 31, 2003, respectively, for these service fees. The Company also performs collection services for an affiliate of IMNV and recorded service fee revenue of $2.6 million and $2.9 million for the three months ended June 30, 2004 and 2003, respectively, and $5.5 million for the six months ended June 30, 2004 and 2003.

The following tables summarize the financial information of the Joint Venture (amounts in thousands):

                                                    As of
                                  --------------------------------------------
                                     June 30, 2004        December 31, 2003
                                  --------------------   ---------------------
     Total assets                             $13,648                 $15,344
     Total liabilities                          6,397                   7,415

                                  For the Six Months Ended
                                          June 30,
                                  --------------------------
                                     2004           2003
                                  ------------   -----------
     Revenue                           $7,987        $6,440
     Net income                         2,150         1,903

ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder) which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations, the Company's growth strategy, fluctuations in quarterly operating results, the integration of acquisitions, the long-term collection contract, the final outcome of the environmental liability, the final outcome of the Company's litigation with its former landlord, the effects of terrorist attacks, war and the economy on the Company's business, expected increases in operating efficiencies, anticipated trends in the accounts receivable management industry, estimates of future cash flows of purchased accounts receivable, estimates of goodwill impairments and amortization expense for other intangible assets, the effects of legal proceedings, regulatory investigation or tax examinations, the effects of changes in accounting pronouncements, and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks related to purchased accounts receivable, risks related to possible impairments of goodwill and other intangible assets, risks associated with technology, risks related to the ERP implementation, risks related to the final outcome of the environmental liability, risks related to the final outcome of the Company's litigation with its former landlord, risks relating to the Company's litigation, regulatory investigations and tax examinations, risks related to past or possible future terrorist attacks, risks related to the threat or outbreak of war or hostilities, risks related to the domestic and international economy, risks related to the Company's international operations, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2003, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

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

     THREE MONTHS ENDED JUNE 30, 2004, COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

     Revenue. Revenue increased $66.7 million, or 35.4 percent, to $255.3 million for the three months ended June 30, 2004, from $188.6 million for the three months ended June 30, 2003.

     Our operations are organized into four market specific divisions that include: ARM U.S., CRM, Portfolio Management, and ARM International. For the three months ended June 30, 2004, these divisions accounted for $177.7 million, $59.4 million, $24.1 million, and $21.3 million of revenue, respectively. Included in ARM U.S.'s revenue was $16.7 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation and included in ARM International's revenue was $10.6 million of intercompany revenue from ARM

U.S., which was eliminated upon consolidation. For the three months ended June 30, 2003, the ARM U.S., Portfolio Management and ARM International divisions accounted for $172.0 million, $18.1 million and $17.4 million of revenue, respectively. Included in ARM U.S.'s revenue was $12.1 million of intercompany revenue from Portfolio Management that was eliminated upon consolidation and included in ARM International's revenue was $6.8 million of intercompany revenue from ARM U.S. that was eliminated upon consolidation. The CRM division was formed in the second quarter of 2004 with the acquisition of RMH Teleservices, Inc., referred to as RMH, on April 2, 2004 and, accordingly, is not included in the results for 2003.

     ARM U.S.'s revenue increased $5.7 million, or 3.3 percent, to $177.7 million for the three months ended June 30, 2004, from $172.0 million for the three months ended June 30, 2003. The increase in ARM U.S. revenue was partially attributable to an increase in fees from collection services performed for Portfolio Management, growth in business from existing clients and the addition of new clients. ARM U.S.'s revenue for the three months ended June 30, 2004 and 2003 included revenue recorded from the long-term collection contract. The method of recognizing revenue for this long-term collection contract defers certain revenues into future periods until collections exceed collection guarantees, subject to limits. During the three months ended June 30, 2004, ARM U.S. earned $956,000 of revenue from bonuses and recovery of penalties, compared to an additional deferral of revenue of $1.7 million for the three months ended June 30, 2003.

     Portfolio Management's revenue increased $6.0 million, or 33.4 percent, to $24.1 million for the three months ended June 30, 2004, from $18.1 million for the three months ended June 30, 2003. Portfolio Management's collections increased $11.0 million, or 30.7 percent, to $46.6 million for the three months ended June 30, 2004, from $35.6 million for the three months ended June 30, 2003. Portfolio Management's revenue represented 52 percent of collections for the three months ended June 30, 2004, as compared to 51 percent of collections for the three months ended June 30, 2003. Revenue increased due to the increase in collections from new purchases of receivables and higher collections due to a better collection environment, especially on certain large portfolios that continued to outperform expectations. Collections for the three months ended June 30, 2004 and 2003, included proceeds from portfolio sales of $4.2 million and $80,000, respectively.

     ARM International's revenue increased $4.0 million, or 22.9 percent, to $21.3 million for the three months ended June 30, 2004, from $17.4 million for the three months ended June 30, 2003. The increase in ARM International's revenue was primarily attributable to an increase in the services provided to ARM U.S. In addition, a portion of the increase was attributable to the addition of new clients, growth in business from existing clients and favorable changes in the foreign currency exchange rates used to translate ARM International's results of operations into U.S. dollars.

     Payroll and related expenses. Payroll and related expenses increased $44.5 million to $132.8 million for the three months ended June 30, 2004, from $88.3 million for the three months ended June 30, 2003, and increased as a percentage of revenue to 52.0 percent from 46.8 percent. The increase in payroll and related expenses as a percentage of revenue was primarily attributable to the CRM division, which was formed with the acquisition of RMH in April 2004. The CRM division has a more significant amount of payroll and related expenses as compared to the ARM business.

     ARM U.S.'s payroll and related expenses increased $3.2 million to $87.6 million for the three months ended June 30, 2004, from $84.4 million for the three months ended June 30, 2003, and increased slightly as a percentage of revenue to 49.3 percent from 49.1 percent.

     Portfolio Management's payroll and related expenses decreased $78,000 to $485,000 for the three months ended June 30, 2004, from $563,000 for the three months ended June 30, 2003, and decreased as a percentage of revenue to 2.0 percent from 3.1 percent. Portfolio Management outsources all of the collection services to ARM U.S. and, therefore, has a relatively small fixed payroll cost structure. The decrease in payroll and related expenses as a percentage of revenue was due to the absorption of the fixed payroll costs over a larger revenue base.

     ARM International's payroll and related expenses increased $2.8 million to $12.9 million for the three months ended June 30, 2004, from $10.1 million for the three months ended June 30, 2003, and increased as a percentage of revenue to 60.5 percent from 58.3 percent. The increase as a percentage of revenue was attributable to an increase in outsourcing services because those services typically have a higher payroll cost structure than the remainder of ARM

International's business. However, the higher payroll costs are generally offset by a lower selling, general and administrative cost structure. A portion of this increase was offset by the effect of the continued focus on managing the amount of labor required to attain revenue goals.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $13.1 million to $83.8 million for the three months ended June 30, 2004, from $70.7 million for the three months ended June 30, 2003, but decreased as a percentage of revenue to 32.8 percent from 37.5 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the CRM division, which was formed with the acquisition of RMH on April 2, 2004. The CRM division has a more significant portion of their expense structure in payroll and related expenses as compared to the ARM business.

     Depreciation and amortization. Depreciation and amortization increased to $11.1 million for the three months ended June 30, 2004, from $8.0 million for the three months ended June 30, 2003. The increase was attributable to the amortization of the fair value assigned to the customer relationships acquired in connection with the RMH acquisition and the depreciation of property and equipment acquired in connection with the RMH acquisition.

     Other income (expense). Interest and investment income included investment income of $442,000 for the three months ended June 30, 2004, as compared to $479,000 for the three months ended June 30, 2003, from the 50 percent ownership interest in a joint venture that purchases utility, medical and other various small balance accounts receivable. Interest expense decreased to $5.3 million for the three months ended June 30, 2004, from $5.9 million for the three months ended June 30, 2003. The decrease was attributable to lower principal balances as a result of debt repayments made in excess of borrowings against the credit facility during 2004 and 2003, and lower interest rates. The decrease was partially offset by Portfolio Management's additional nonrecourse borrowings from CFSC Capital Corp. XXXIV, referred to as Cargill, to purchase accounts receivable. Other income for the three months ended June 30, 2004, included a $621,000 gain related to a benefit from a deferred compensation plan assumed as part of the acquisition of FCA International Ltd. in May 1998. Other income for the three months ended June 30, 2003, included $476,000 of income from our ownership interest in one of our insurance carriers that was sold and $250,000 of income from a partial recovery from a third party of an environmental liability.

     Income tax expense. Income tax expense for the three months ended June 30, 2004, increased to $9.1 million, or 38.6 percent of income before income tax expense, from $6.5 million, or 37.9 percent of income before income tax expense, for the three months ended June 30, 2003. The increase in the effective tax rate was primarily attributable to changes in state income taxes.

     SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

     Revenue. Revenue increased $78.9 million, or 20.9 percent, to $456.5 million for the six months ended June 30, 2004, from $377.6 million for the six months ended June 30, 2003.

     For the six months ended June 30, 2004, our ARM U.S., CRM, Portfolio Management, and ARM International divisions accounted for $361.1 million, $59.5 million, $45.7 million, and $42.3 million of revenue, respectively. Included in ARM U.S.'s revenue was $31.8 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation and included in ARM International's revenue was $20.3 million of intercompany revenue from ARM U.S., which was eliminated upon consolidation. For the six months ended June 30, 2003, the ARM U.S., Portfolio Management and ARM International divisions accounted for $345.1 million, $36.3 million and $33.1 million of revenue, respectively. Included in ARM U.S.'s revenue was $24.4 million of intercompany revenue from Portfolio Management that was eliminated upon consolidation and included in ARM International's revenue was $12.5 million of intercompany revenue from ARM U.S. that was eliminated upon consolidation. The CRM division was formed in the second quarter of 2004 in connection with the acquisition of RMH on April 2, 2004 and, accordingly, is not included in the results for 2003.

     ARM U.S.'s revenue increased $16.0 million, or 4.6 percent, to $361.1 million for the six months ended June 30, 2004, from $345.1 million for the six months ended June 30, 2003. The increase in ARM U.S.'s revenue was partially attributable to an increase in fees from collection services performed for Portfolio Management, growth in business from existing clients and the addition of new clients. ARM U.S.'s revenue for the six months ended June 30, 2004 and 2003 included revenue recorded from the long-term collection contract. The method of recognizing revenue for this long-term collection contract defers certain revenues into future periods until collections exceed collection guarantees, subject to limits. During the six months ended June 30, 2004, ARM U.S. earned $2.6 million of revenue from bonuses and recovery of penalties, compared to an additional deferral of revenue of $2.7 million for the six months ended June 30, 2003.

     Portfolio Management's revenue increased $9.4 million, or 25.9 percent, to $45.7 million for the six months ended June 30, 2004, from $36.3 million for the six months ended June 30, 2003. Portfolio Management's collections increased $17.7 million, or 24.5 percent, to $90.1 million for the six months ended June 30, 2004, from $72.4 million for the six months ended June 30, 2003. Portfolio Management's revenue represented 51 percent of collections for the six months ended June 30, 2004, as compared to 50 percent of collections for the six months ended June 30, 2003. Revenue increased due to the increase in collections from new purchases of receivables and higher collections due to a better collection environment, especially on certain large portfolios that continued to outperform expectations. Collections for the six months ended June 30, 2004 and 2003, included proceeds from portfolio sales of $4.2 million and $1.5 million, respectively.

     ARM International's revenue increased $9.2 million, or 27.9 percent, to $42.3 million for the six months ended June 30, 2004, from $33.1 million for the six months ended June 30, 2003. The increase in ARM International's revenue was primarily attributable to an increase in the services provided to ARM U.S. In addition, a portion of the increase was attributable to the addition of new clients, growth in business from existing clients and favorable changes in the foreign currency exchange rates used to translate ARM International's results of operations into U.S. dollars.

     Payroll and related expenses. Payroll and related expenses increased $47.2 million to $223.9 million for the six months ended June 30, 2004, from $176.6 million for the six months ended June 30, 2003, and increased as a percentage of revenue to 49.0 percent from 46.6 percent. The increase in payroll and related expenses as a percentage of revenue was primarily attributable to the CRM division, which was formed with the acquisition of RMH on April 2, 2004. The CRM division has a more significant amount of payroll and related expenses as compared to the ARM business.

     ARM U.S.'s payroll and related expenses increased $6.5 million to $175.4 million for the six months ended June 30, 2004, from $168.9 million for the six months ended June 30, 2003, and decreased slightly as a percentage of revenue to
48.6 percent from 48.9 percent. The decrease in the payroll and related expenses as a percentage of revenue was attributable to the deferral of $2.7 million of revenue from the long-term contract recorded for the six months ended June 30, 2003.

     Portfolio Management's payroll and related expenses increased $89,000 to $1.1 million for the six months ended June 30, 2004, from $1.0 million for the six months ended June 30, 2003, but decreased as a percentage of revenue to 2.5 percent from 2.9 percent. Portfolio Management outsources all of the collection services to ARM U.S. and, therefore, has a relatively small fixed payroll cost structure. The decrease in payroll and related expenses as a percentage of revenue was due to the absorption of the fixed payroll costs over a larger revenue base.

     ARM International's payroll and related expenses increased $6.0 million to $25.2 million for the six months ended June 30, 2004, from $19.2 million for the six months ended June 30, 2003, and increased as a percentage of revenue to 59.6 percent from 58.0 percent. The increase as a percentage of revenue was attributable to an increase in outsourcing services because those services typically have a higher payroll cost structure than the remainder of ARM International's business. However, the higher payroll costs are generally offset by a lower selling, general and administrative cost structure. A portion of this increase was offset by the effect of the continued focus on managing the amount of labor required to attain revenue goals.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $20.7 million to $160.4 million for the six months ended June 30, 2004, from $139.7 million for the six months ended June 30, 2003, but decreased as a percentage of revenue to 35.1 percent from 37.0 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the CRM division, which was formed with the acquisition of RMH on April 2, 2004. The CRM division has a more significant portion of their expense structure in payroll and related expenses as compared to the ARM business.

     Depreciation and amortization. Depreciation and amortization increased to $18.9 million for the six months ended June 30, 2004, from $15.9 million for the six months ended June 30, 2003. The increase was attributable to the amortization of the customer relationships and property and equipment acquired in the RMH acquisition on April 2, 2004.

     Other income (expense). Interest and investment income included investment income of $1.0 million for the six months ended June 30, 2004, as compared to $952,000 for the six months ended June 30, 2003, from the 50 percent ownership interest in a joint venture that purchases utility, medical and other various small balance accounts receivable. Interest expense decreased to $10.5 million for the six months ended June 30, 2004, from $11.7 million for the six months ended June 30, 2003. The decrease was attributable to lower principal balances as a result of debt repayments made in excess of borrowings against the credit facility during 2004 and 2003, and lower interest rates. The decrease was partially offset by Portfolio Management's additional nonrecourse borrowings from Cargill to purchase accounts receivable. Other income for the six months ended June 30, 2004, included a $621,000 gain related to a benefit from a deferred compensation plan assumed as part of the acquisition of FCA International Ltd. in May 1998. Other income for the six months ended June 30, 2003, included $476,000 of income from our ownership interest in one of our insurance carriers that was sold and $250,000 of income from a partial recovery from a third party of an environmental liability.

     Income tax expense. Income tax expense for the six months ended June 30, 2004, increased to $18.0 million, or 39.9 percent of income before income tax expense, from $13.7 million, or 37.9 percent of income before income tax expense, for the six months ended June 30, 2003. The increase in the effective tax rate was primarily attributable to the liability recorded related to the proposed settlement offer we made during the three months ended June 30, 2004 related to the Federal Trade Commission's claim against us for alleged violations of the Fair Credit Reporting Act relating to certain aspects of our credit reporting practices during 1999 and 2000. We received incorrect information from the prior service provider at the time of transition and we believe that we may assert certain claims for indemnification from the owners of the consumer accounts. The expense recorded for the claim is not deductible for taxes purposes. However, the reimbursement from the indemnification, if any, may be taxable. The nondeductible expense results in an increase in the effective rate for the first six months of 2004. The increase was also attributable to changes in state income taxes.

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

     Cash Flows from Operating Activities. Cash provided by operating activities was $55.3 million for the six months ended June 30, 2004, compared to $35.7 million for the six months ended June 30, 2003. The increase in cash provided by operations was partially attributable to increases in net income and non-cash expenses, and a $2.1 million increase in accounts payable and accrued expenses for the six months ended June 30, 2004, as compared to a $4.3 million decrease for the same period in the prior year. A portion of the increase was also attributable to the transfer of $4.5 million out of restricted cash during the first quarter of 2004 to repay a portion of the securitized nonrecourse debt. The increase was partially offset by a larger increase in trade accounts receivable during the six months ended June 30, 2004.

     Cash Flows from Investing Activities. Cash used in investing activities was $2.4 million for the six months ended June 30, 2004, compared to $2.3 million for the six months ended June 30, 2003. The increase in cash used in investing activities was primarily attributable to the cash paid for RMH related acquisition costs and higher purchases of property and equipment during the six months ended June 30, 2004. These increases were partially offset by lower purchases of accounts receivable and higher collections applied to purchased accounts receivable during the six months ended June 30, 2004.

     Cash Flows from Financing Activities. Cash used in financing activities was $39.7 million for the six months ended June 30, 2004, compared to $29.8 million for the six months ended June 30, 2003. The increase in cash used in financing activities in the first quarter of 2004 resulted from the repayment of a note payable assumed in connection with the RMH acquisition and higher repayments of borrowings under nonrecourse debt used to purchase large accounts receivable portfolios. These increases were partially offset from the issuance of common stock in connection with stock option exercises.

     Credit Facility. On August 13, 2003, we amended our credit agreement with Citizens Bank of Pennsylvania, referred to as Citizens Bank, for itself and as administrative agent for other participating lenders. The amendment extended the maturity date from May 20, 2004 to March 15, 2006, referred to as the Maturity Date. The amended credit facility is structured as a $150.0 million term loan and a $50.0 million revolving credit facility. We are required to make quarterly repayments of $6.3 million on the term loan until the Maturity Date. The remaining balance outstanding under the term loan and the balance under the revolving credit facility will become due on the Maturity Date. As of June 30, 2004, there was $47.2 million available under the revolving credit facility.

     The credit agreement contains certain financial and other covenants, such as maintaining net worth and funded debt to earnings before interest, taxes, depreciation, and amortization, referred to as EBITDA, requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, the issuance of equity, and distributions to shareholders. If an event of default, such as failure to comply with covenants, material adverse change, or change of control, were to occur under the credit agreement, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable. As of June 30, 2004, we were in compliance with all required financial covenants and we were not aware of any events of default.

     Convertible Notes. In April 2001 we completed the sale of $125.0 million aggregate principal amount of 4.75 percent convertible subordinated notes due 2006, referred to as the Notes, in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are convertible into our common stock at an initial conversion price of $32.92 per share. We used the $121.3 million of net proceeds from this offering to repay debt under our credit agreement.

     Nonrecourse Debt. In August 2002, NCO Portfolio entered into a four-year financing agreement with Cargill to provide financing for larger purchases of accounts receivable at 90 percent of the purchase price, unless otherwise negotiated. Cargill, at its sole discretion, has the right to finance any purchase of $4.0 million or more. Cargill may or may not choose to finance a transaction. This agreement gives NCO Portfolio the financing to purchase larger portfolios that it may not otherwise be able to purchase, and has no minimum or maximum credit authorization. Borrowings carry interest at the prime rate plus
3.25 percent (prime rate was 4.25 percent at June 30, 2004) and are nonrecourse to NCO Portfolio and us, except for the assets financed through Cargill. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and NCO Portfolio's original investment is returned, including interest. Thereafter, Cargill is paid a residual of 40 percent of collections, less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. Total debt outstanding under this facility as of June 30, 2004, was $14.5 million, including $5.8 million of accrued residual interest. As of June 30, 2004, NCO Portfolio was in compliance with all of the financial covenants.

     Contractual Obligations. On April 2, 2004, in connection with the acquisition of RMH, we assumed purchase obligations of $4.8 million and capital lease commitments of $12.2 million.

     OFF-BALANCE SHEET ARRANGEMENTS

     NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC, referred to as the Joint Venture, with IMNV Holdings, LLC, referred to as IMNV. The Joint Venture was established in 2001 to purchase utility, medical and other various small balance accounts receivable and is accounted for using the equity method of accounting. Included in "other assets" on the balance sheets was NCO Portfolio's investment in the Joint Venture of $4.1 million and $4.0 million as of June 30, 2004 and December 31, 2003, respectively. Included in the Statements of Income, as "interest and investment income," was, $442,000 and $479,000 for the three months ended June 30, 2004 and 2003, respectively, representing NCO Portfolio's 50 percent share of operating income from this unconsolidated subsidiary. Income of $1.0 million and $952,000 was recorded from this unconsolidated subsidiary for the six months ended June 30, 2004 and 2003, respectively.

     MARKET RISK

     We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $250,000 for each $100 million of variable debt outstanding for the entire year. A 10 percent change in the foreign currency exchange rates could have a material impact on our business. We employ risk management strategies that may include the use of derivatives, such as interest rate swap agreements, interest rate ceilings and floors, and foreign currency forwards and options to manage these exposures.

     CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations: goodwill, customer relationships, revenue recognition for purchased accounts receivable, allowance for doubtful accounts, notes receivable and deferred taxes. These and other critical accounting policies are described in note 2 to these financial statements, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 2 to our 2003 financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003. During the six months ended June 30, 2004, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies except for recording the goodwill and customer relationships from the acquisition of RMH.

     Customer Relationships. As a result of one acquisition made during 2004 and two acquisitions made during 2002, the recorded value of customer relationships as of June 30, 2004 was $29.5 million. We made significant assumptions to estimate the future revenue and cash flows used to determine the fair value of the customer relationships. These assumptions included expected life, attrition rates, discount factors, future tax rates, and other factors. If the expected revenue and cash flows are not realized impairment losses may be recorded in the future.

     IMPACT OF RECENTLY ISSUED AND PROPOSED ACCOUNTING PRONOUNCEMENTS

     SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. We currently follow the accounting guidance in Practice Bulletin #6 for the accounting for purchased accounts receivable portfolios. Practice Bulletin #6 has been superceded by SOP 03-3 - Accounting for Certain Loans or Debt Securities Acquired in a Transfer, referred to as SOP 03-3. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, although early adoption is permitted. SOP 03-3 applies to all companies that acquire loans for which it is probable at the acquisition date that all contractual amounts due under the acquired loans will not be collected. SOP 03-3 addresses accounting for differences between contractual and expected cash flows from an investor's initial investment in certain loans when such differences are attributable, in part, to credit quality. SOP 03-3 also addresses such loans acquired in purchased business combinations.

     SOP 03-3 limits the revenue that may be accrued to the excess of the estimate of expected cash flows over a portfolio's initial cost of accounts receivable acquired. SOP 03-3 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. SOP 03-3 freezes the internal rate of return, referred to as the IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio is written down to maintain the original IRR. Increases in expected cash flows are to be recognized prospectively through adjustment of the IRR over a portfolio's remaining life up to the limit of the initial cost of the accounts receivable acquired. Loans acquired in the same fiscal quarter with common risk characteristics may be aggregated for the purpose of applying SOP 03-3. We are in the process of determining the effect SOP 03-3 will have on our financial position and results of operations.

     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," referred to as FIN 46. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 defines variable interest entities and requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns, or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. On January 1, 2004, we adopted FIN 46. We have a $10.8 million note receivable and a $5.5 million note receivable included in our balance sheet under current and long-term other assets as of June 30, 2004. These notes receivable are from two separate companies that comprised our Market Strategy division that were sold during 2000. Under FIN 46, the companies that issued these notes receivable are considered variable interest entities. Based on our evaluation of these variable interest entities, we are not required to consolidate theses entities under FIN 46.

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

     During the quarter ended June 30, 2004, there has not occurred any change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         FTC:

         In October 2003, the Company was notified by the Federal Trade Commission, referred to as the FTC, that it intends to pursue a claim against the Company for violations of the Fair Credit Reporting Act, relating to certain aspects of the Company's credit reporting practices during 1999 and 2000.

         The allegations relate primarily to a large group of consumer accounts from one client that were transitioned to the Company for servicing during 1999. The Company received incorrect information from the prior service provider at the time of transition. The Company became aware of the incorrect information during 2000 and ultimately removed the incorrect information from the consumers' credit files. During the first quarter of 2004, the Company made a settlement offer for this matter to the FTC. The FTC accepted the offer during the second quarter of 2004. The Company is asserting certain claims for indemnification from the owners of the consumer accounts. In connection with the proposed settlement offer made in the first quarter of 2004, the Company recorded its expected exposure to this claim.

          The Company is also a party to a class action litigation regarding this group of consumer accounts. The class action litigation was settled and was covered by insurance, subject to applicable deductibles.

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

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity
         ----------------------------------------------------------------------
         Securities
         ----------

     None - not applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

     None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders
         -----------------------------------------------

          The Annual Meeting of Shareholders of the Company was held on May 17, 2004. At the Annual Meeting, the shareholders elected William C. Dunkelberg, Ph. D. and Allen F. Wise as directors to serve for a term of three years as described below:

                                                       Number of Votes
                                                       ---------------
                                                                        Withhold
     Name                                   For                        Authority
     ----                                   ---                        ---------
     William C. Dunkelberg, Ph. D.          24,092,091                 1,656,674
     Allen F. Wise                          16,320,390                 9,428,375

          In addition, the terms of the following directors continued after the Annual Meeting: Michael J. Barrist, Charles C. Piola, Jr., Leo J. Pound, and Eric S. Siegel.

          At the Annual Meeting, the shareholders also approved the 2004 Equity Incentive Plan as follows:

           For             Against          Abstain           Broker Non-Vote
           ---             -------          -------           ---------------

         17,226,240        5,661,302        27,413            2,833,810

Item 5.  Other Information
         -----------------

     None - not applicable


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

          3.4     Amended and Restated Bylaws.

         10.1     2004 Equity Incentive Plan (compensatory plan).

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

(b) Reports on Form 8-K

         Date of
         -------
         Filing / Furnishing   Item Reported
         -------------------   -------------

         5/19/04               Item 7, Item 9 and Item 12 - Conference call
                                    transcript from the earnings release for the first quarter of 2004.

         5/13/04               Item 7 and Item 9 - Press release announcing the
                                    settlement of FTC claim.

         5/4/04                Item 7, Item 9 and Item 12 - Press release
                                    announcing the earnings for the first
                                    quarter of 2004.

         4/2/04                Item 5 and Item 7 - Press release announcing
                                    completion of the acquisition of RMH
                                    Teleservices, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 9, 2004             By:  Michael J. Barrist
                                         --------------------------------
                                         Michael J. Barrist
                                         Chairman of the Board, President
                                         and Chief Executive Officer
                                         (principal executive officer)



Date:    August 9, 2004             By:  Steven L. Winokur
                                         --------------------------------
                                         Steven L. Winokur
                                         Executive Vice President of Finance,
                                         Chief Financial Officer, Chief
                                         Operating Officer of Shared Services
                                         and Treasurer (principal financial and
                                         accounting officer)

                                  Exhibit Index
                                  -------------

Exhibit No.                        Description
-----------                        -----------

3.4              Amended and Restated Bylaws

10.1             2004 Equity Incentive Plan (compensatory plan).

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