Form 10-Q
period 2004-09-30
NCO GROUP INC
filed 2004-11-09
CIK 1022608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2004, or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from         to

COMMISSION FILE NUMBER 0-21639

NCO GROUP, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2858652

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

507 Prudential Road, Horsham, Pennsylvania 19044

(Address of principal executive offices) (Zip Code)

215-441-3000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    No

     The number of shares outstanding of each of the issuer’s classes of common stock as of November 8, 2004 was: 32,042,635 shares of common stock, no par value.

Back to Contents

NCO GROUP, INC.
INDEX

Back to Contents

Part 1 - Financial Information
Item 1 - Financial Statements

NCO GROUP, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

ASSETS	September 30, 2004 (Unaudited)	December 31, 2003

Current assets:
Cash and cash equivalents	$35,381	$45,644
Restricted cash	1,382	5,850
Accounts receivable, trade, net of allowance for
doubtful accounts of $7,606 and $7,447, respectively	112,861	80,640
Purchased accounts receivable, current portion	47,466	59,371
Deferred income taxes	13,525	12,280
Bonus receivable, current portion	6,417	7,646
Prepaid expenses and other current assets	25,389	18,021

Total current assets	242,421	229,452
Funds held on behalf of clients
Property and equipment, net	111,368	74,085
Other assets:
Goodwill	589,487	506,370
Other intangibles, net of accumulated amortization	27,005	12,375
Purchased accounts receivable, net of current portion	94,582	93,242
Bonus receivable, net of current portion	—	320
Deferred income taxes	3,164	—
Other assets	31,239	30,267

Total other assets	745,477	642,574

Total assets	$1,099,266	$946,111
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$80,861	$66,523
Income taxes payable	5,401	—
Accounts payable	6,328	4,281
Accrued expenses	43,321	25,901
Accrued compensation and related expenses	26,095	15,601
Deferred revenue, current portion	17,547	10,737

Total current liabilities	179,553	123,043
Funds held on behalf of clients
Long-term liabilities:
Long-term debt, net of current portion	193,496	248,964
Deferred revenue, net of current portion	754	13,819
Deferred income taxes	29,656	38,676
Other long-term liabilities	18,896	4,344
Minority interest	—	26,848
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized,
32,007 and 25,988 shares issued and outstanding, respectively	472,011	323,511
Other comprehensive income	8,985	6,646
Deferred compensation	(4,000)	—
Retained earnings	199,915	160,260

Total shareholders’ equity	676,911	490,417

Total liabilities and shareholders’ equity	$1,099,266	$946,111

See accompanying notes.

Back to Contents

NCO GROUP, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

Revenue	$246,046	$188,619	$702,532	$566,210

Operating costs and expenses:
Payroll and related expenses	125,287	87,878	349,149	264,506
Selling, general and administrative expenses	84,688	70,623	245,085	210,299
Depreciation and amortization expense	10,480	7,851	29,405	23,746

Total operating costs and expenses	220,455	166,352	623,639	498,551

Income from operations	25,591	22,267	78,893	67,659

Other income (expense):
Interest and investment income	767	1,327	2,362	2,952
Interest expense	(5,339)	(5,586)	(15,883)	(17,267)
Other (expense) income	(174)	402	447	1,128

Total other income (expense)	(4,746)	(3,857)	(13,074)	(13,187)

Income before income tax expense	20,845	18,410	65,819	54,472

Income tax expense	7,592	6,978	25,558	20,661

Income before minority interest	13,253	11,432	40,261	33,811

Minority interest	—	(709)	(606)	(1,619)

Net income	$13,253	$10,723	$39,655	$32,192

Net income per share:
Basic	$0.42	$0.41	$1.33	$1.24
Diluted	$0.39	$0.39	$1.24	$1.17

Weighted average shares outstanding:
Basic	31,919	25,941	29,849	25,919
Diluted	36,257	29,947	34,071	29,811

See accompanying notes.

Back to Contents

NCO GROUP, INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30,

	2004	2003
Cash flows from operating activities:
Net income	$39,655	$32,192
Adjustments to reconcile income from operations
to net cash provided by operating activities:
Depreciation	23,938	20,257
Amortization of intangibles	5,467	3,489
Amortization of deferred compensation	348	—
Amortization of deferred training asset	1,436	—
Provision for doubtful accounts	1,796	2,841
Impairment of purchased accounts receivable	545	1,198
Accrued noncash interest	4,653	3,271
Loss on disposal of property, equipment and other net assets	157	339
Changes in non-operating income	(1,325)	(2,319)
Minority interest	606	1,618
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	4,468	—
Accounts receivable, trade	(10,482)	(1,959)
Deferred income taxes	16,687	6,275
Bonus receivable	1,549	10,366
Other assets	(6,667)	(2,224)
Accounts payable and accrued expenses	(7,857)	(2,583)
Income taxes payable	7,924	2,970
Deferred revenue	(6,255)	3,768
Other long-term liabilities	(341)	(89)

Net cash provided by operating activities	76,302	79,410

Cash flows from investing activities:
Purchases of accounts receivable	(55,647)	(41,179)
Collections applied to principal of purchased accounts receivable	66,712	55,316
Purchases of property and equipment	(21,286)	(14,037)
Net distribution from joint venture	1,769	935
Proceeds from notes receivable	948	116
Proceeds from disposal of property, equipment and other net assets	1,013	—
Net cash paid for acquisitions and related costs	(17,130)	—

Net cash (used in) provided by investing activities	(23,621)	1,151

Cash flows from financing activities:
Repayment of notes payable	(44,262)	(22,385)
Borrowings under notes payable	19,813	10,640
Repayment of borrowings under revolving credit agreement	(53,750)	(50,430)
Borrowings under revolving credit agreement	—	1,000
Payment of fees to acquire debt	(97)	(2,804)
Issuance of common stock, net	13,928	1,261

Net cash used in financing activities	(64,368)	(62,718)
Effect of exchange rate on cash	1,424	1,025

Net (decrease) increase in cash and cash equivalents	(10,263)	18,868
Cash and cash equivalents at beginning of the period	45,644	25,159

Cash and cash equivalents at end of the period	$35,381	$44,027

See accompanying notes.

Back to Contents

NCO GROUP, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.      Nature of Operations:

NCO Group, Inc., referred to as the Company or NCO, is a leading global provider of business process outsourcing solutions, offering accounts receivable management, referred to as ARM, customer relationship management, referred to as CRM, and other services. NCO provides services through 89 offices in the United States, Canada, the United Kingdom, India, the Philippines, Barbados and Panama. The Company provides services to more than 50,000 clients including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, healthcare, retail and commercial, telecommunications, utility, education, government services and technology. These clients are primarily located throughout the United States of America, Canada, the United Kingdom, and Puerto Rico. The Company’s largest client is in the financial services sector and represented 10.5 percent of the Company’s consolidated revenue for the nine months ended September 30, 2004. The Company also purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer-oriented companies.

As of September 30, 2004, the Company’s business consisted of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International.

2.      Accounting Policies:

         Interim Financial Information:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month and nine-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

         Principles of Consolidation:

The condensed consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All intercompany accounts and transactions have been eliminated. The Company does not control InoVision-MEDCLR NCOP Ventures, LLC (see note 14) and, accordingly, its financial condition and results of operations are not consolidated with the Company’s financial statements.

         Revenue Recognition:

ARM Contingency Fees:

ARM contingency fee revenue is recognized upon collection of funds on behalf of clients or, in the case where payment is made directly to the client, upon notification of receipt of applicable funds by clients.

ARM Contractual Services:

Fees for ARM contractual services are recognized as services are performed and earned under service arrangements with clients where fees are fixed or determinable and collectibility is reasonably assured.

Back to Contents

2.      Accounting Policies (continued):

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

The Company defers all of the base service fees, subject to the limits, until the collections exceed the collection guarantees. At the end of each reporting period, the Company assesses the need to record an additional liability if deferred fees are less than the estimated guarantee payments, if any, due to the client, subject to the limits. There was no additional liability recorded as of September 30, 2004 and December 31, 2003.

CRM Hourly:

Revenue is recognized based on the billable hours of each CRM representative as defined in the client contract. The rate per billable hour charged is based on a predetermined contractual rate, as agreed in the underlying contract. The contractual rate can fluctuate based on certain pre-determined objective performance criteria related to quality and performance as measured on a monthly basis. The impact of the performance criteria on the rate per billable hour is continually updated as revenue is recognized. Some clients are contractually entitled to penalties when the Company is not in compliance with certain obligations as defined in the client contract. Monthly performance penalties are recorded as a reduction to revenues as incurred.

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

Training Revenue:

In connection with the provisions of certain inbound and outbound CRM services, the Company incurs costs to train its CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs, referred to as Start-up Training, and on-going training for updates of existing CRM programs, referred to as On-going Training. The Company bills some of its customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to the CRM revenue being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 104. Start-up Training and On-going Training revenues are recognized over the term of the customer contract, or over the period to be benefited. Direct costs associated with providing Start-up Training and On-going Training, which consist exclusively of salary and benefit costs, are also deferred and amortized over a time period consistent with the deferred training revenue. When a business relationship is terminated with one of the Company’s customers, the unamortized deferred training revenue and unamortized deferred direct costs associated with that customer are immediately recognized. At September 30, 2004, the balance of deferred training revenue was $1.3 million.

Back to Contents

2.      Accounting Policies (continued):

         Revenue Recognition (continued):

Purchased Accounts Receivable:

The Company accounts for its investment in purchased accounts receivable on an accrual basis under the guidance of American Institute of Certified Public Accountants’ Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans,” using unique and exclusive portfolios. Portfolios are established with accounts having similar attributes. Typically, each portfolio consists of an individual acquisition of accounts that are initially recorded at cost, which includes external costs of acquiring portfolios. Once a portfolio is acquired, the accounts in the portfolio are not changed. Proceeds from the sale of accounts and return of accounts within a portfolio are accounted for as collections in that portfolio.

Collections on the portfolios are allocated to revenue and principal reduction based on the estimated internal rate of return, referred to as IRR, for each portfolio. The IRR for each portfolio is derived based on the expected monthly collections over the estimated economic life of each portfolio (generally five years, based on the Company’s collection experience), compared to the original purchase price. Revenue on purchased accounts receivable is recorded monthly based on applying each portfolio’s effective IRR for the quarter to its carrying value. To the extent collections exceed the revenue, the carrying value is reduced and the reduction is recorded as collections applied to principal. Because the IRR reflects collections for the entire economic life of the portfolio, and those collections are not constant, lower collection rates, typically in the early months of ownership, can result in a situation where the actual collections are less than the revenue. In this situation, the carrying value of the portfolio may be increased by the difference between the revenue and collections.

To the extent actual collections differ from estimated projections, the Company prospectively adjusts projected collections, which also adjusts the IRR. If the carrying value of a particular portfolio exceeds its expected future collections, a charge to income would be recognized in the amount of such impairment. Additional impairments on each quarter’s previously impaired portfolios may occur if the current estimated future cash flow projection, after being adjusted prospectively for actual collection results, is less than the current carrying value. After the impairment of a portfolio, all collections are recorded as a return of capital and no income is recorded on that portfolio until the full carrying value of the portfolio has been recovered. Once the full cost of the carrying value has been recovered, all collections are recorded as revenue. The estimated IRR for each portfolio is based on estimates of future collections, and actual collections will vary from current estimates. The difference could be material.

         Credit Policy:

The Company has two types of arrangements under which it collects its ARM contingency fee revenue. For certain clients, the Company remits funds collected on behalf of the client net of the related contingency fees while, for other clients, the Company remits gross funds collected on behalf of clients and bills the client separately for its contingency fees.

Management carefully monitors its client relationships in order to minimize the Company’s credit risk and maintains a reserve for potential collection losses when such losses are deemed to be probable. The Company generally does not require collateral and it does not charge finance fees on outstanding trade receivables. In many cases, in the event of collection delays from ARM clients, management may, at its discretion, change from the gross remittance method to the net remittance method. Trade accounts receivable are written off to the allowance for doubtful accounts when collection appears highly unlikely.

Back to Contents

2.      Accounting Policies (continued):

         Goodwill:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Goodwill is tested for impairment at least annually and as triggering events occur. The goodwill impairment test is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of impairment, if applicable. The first test for potential impairment uses a fair-value based approach, whereby the implied fair value of a reporting unit’s goodwill is compared to its carrying amount, if the fair value exceeds the carrying amount the reporting unit’s goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company does not believe that goodwill is impaired as of September 30, 2004. The annual impairment analysis is completed as of October 1st of each year (see note 7).

         Other Intangible Assets:

Other intangible assets consist primarily of customer relationships and deferred financing costs, which relate to debt issuance costs incurred. Customer relationships are amortized over five years and deferred financing costs are amortized over the term of the debt (see note 7).

         Stock Options:

The Company accounts for stock option grants in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” referred to as APB 25, and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company does not recognize compensation cost based on the fair value of the options granted at the grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

Net income - as reported	$13,253	$10,723	$39,655	$32,192
Pro forma compensation cost, net of taxes	914	1,028	2,625	3,083

Net income - pro forma	$12,339	$9,695	$37,030	$29,109

Net income per share - as reported:
Basic	$0.42	$0.41	$1.33	$1.24
Diluted	$0.39	$0.39	$1.24	$1.17

Net income per share - pro forma:
Basic	$0.39	$0.37	$1.24	$1.12
Diluted	$0.37	$0.35	$1.17	$1.07

In May 2004, the Company’s shareholders approved the 2004 Equity Incentive Plan, referred to as the 2004 Plan. The 2004 Plan authorizes grants to employees and directors of incentive stock options, options not intended to qualify as incentive stock options, stock appreciation rights, restricted and unrestricted stock awards, restricted stock units, deferred stock units, performance awards, supplemental cash awards and combinations of the foregoing. The aggregate number of shares of Common Stock for which awards may be granted under the 2004 Plan is 2.0 million. During the three and nine months ended September 30, 2004, compensation expense of $292,000 and $348,000, respectively, was recorded for deferred stock units.

Back to Contents

2.      Accounting Policies (continued):

         Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, referred to as SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are expected to be reinvested indefinitely.

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

On an ongoing basis, the Company compares the historical trends of each portfolio to projected collections. Future projected collections are then increased, within preset limits, or decreased based on the actual cumulative performance of each portfolio. Management reviews each portfolio’s adjusted projected collections to determine if further upward or downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its best efforts to improve the collections of under-performing portfolios. On newly acquired portfolios, additional reviews are made to determine if the estimated collections at the time of purchase require upward or downward adjustment due to unusual collection patterns in the early months of ownership. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period (see note 5).

         Derivative Financial Instruments:

The Company selectively uses derivative financial instruments to manage interest costs and minimize currency exchange risk. The Company does not hold derivatives for trading purposes. While these derivative financial instruments are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Company minimizes the risk of credit loss by entering into these agreements with major financial institutions that have high credit ratings. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, referred to as SFAS 133, which requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value.

The Company is exposed to foreign currency fluctuations relating to its operations in Canada, the United Kingdom and the Philippines. In order to partially hedge cash flow exposure, the Company periodically enters into forward exchange contracts in order to minimize the impact of currency fluctuations on transactions and cash flows. These contracts are designated as cash flow hedges and recorded at their fair value on the accompanying balance sheets. Changes in the fair value of a cash flow hedge, to the extent that the hedge is effective, are recorded, net of tax, in other comprehensive income, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in the statement of income (see note 10).

The Company has certain nonrecourse notes payable that have derivative instruments embedded within them. The embedded derivatives are not hedge instruments and, accordingly, changes in their estimated fair value are reported as other income (expense) in the accompanying statements of income. The embedded derivatives are included in long-term debt on the accompanying balance sheets as they are not separable from the notes payable and they have the same counterparty (see note 8).

Back to Contents

2.      Accounting Policies (continued):

         Reclassifications:

Certain amounts as of December 31, 2003 and for the three and nine months ended September 30, 2003, have been reclassified for comparative purposes.

3.      Business Combinations:

The following acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition-related expenses. These accruals included professional fees and other costs related to the acquisition.

On March 26, 2004, the Company completed the merger of NCO Portfolio Management, Inc., referred to as NCO Portfolio, with a wholly owned subsidiary of the Company. The Company owned approximately 63.3 percent of the outstanding stock of NCO Portfolio prior to the merger and pursuant to the merger acquired all NCO Portfolio shares that it did not own in exchange for 1.8 million shares of NCO common stock valued at $39.8 million. The value of the stock issued was based on the average closing price of the Company’s common stock for the period beginning two days before and ending two days after the announcement of the merger on December 15, 2003. The Company recorded goodwill of $15.9 million, most of which is not deductible for tax purposes. The allocation of the fair market value to the acquired assets and assumed liabilities of NCO Portfolio was based on preliminary estimates and may be subject to change. From March 26, 2004 through September 30, 2004, the Company revised the estimated allocation of the fair market value that resulted in an increase in goodwill of $1.1 million. As a result of the acquisition, the Company expects to expand its portfolio base and reduce the cost of operations through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is a preliminary allocation of the purchase price of the minority interest of NCO Portfolio (amounts in thousands):

Purchase price	$39,891
Transaction costs	1,917
Fair value adjustments: Purchased accounts receivable	2,324
Other assets and liabilities	(825)
Minority interest	(27,454)

Goodwill	$15,853

On April 2, 2004, the Company completed the acquisition of RMH Teleservices, Inc., referred to as RMH, a provider of CRM services. The Company issued 3.4 million shares of NCO common stock in exchange for all of the outstanding shares of RMH and assumed 339,000 warrants and 248,000 stock options. The total value of the consideration was $88.8 million. The Company also repaid $11.4 million of RMH’s pre-acquisition debt. The values of the stock, warrants and stock options were based on the average closing price of the Company’s common stock for the period beginning two days before and ending two days after the announcement of the first amendment to the agreement on January 22, 2004. The Company allocated $20.0 million of the purchase price to the customer relationship and recorded goodwill of $68.8 million, most of which is not deductible for tax purposes. During the three months ended September 30, 2004, the Company revised the estimated allocation of the fair market value that resulted in an increase in goodwill of $4.3 million. As part of the purchase accounting, the Company recorded accruals for acquisition related expenses including termination costs related to certain redundant personnel that were scheduled to be eliminated upon completion of the acquisition, certain future rental obligations attributable to facilities which are scheduled to be closed, and other termination contracts. Prior to April 2, 2004, the Company began to formulate a plan to exit certain activities of RMH. The Company expects the exit plan to be completed by December 31, 2004. However, there are continuing payment obligations for lease and other obligations, which could continue to 2010. The allocation of the fair market value to the acquired assets and liabilities of RMH was based on preliminary estimates and may be subject to change. Such changes may include, but are not limited to, subleasing arrangements, the final valuation of customer relationships, resolution of pre-acquisition tax contingencies, and termination fees associated with client servicing agreements. During the three months ended September 30, 2004, the Company revised the estimated allocation of the fair market value that resulted in an increase in goodwill of $4.3 million. As a result of the acquisition, the Company expects to expand RMH’s current customer base, strengthen its relationship with certain existing customers, and reduce the cost of providing services to the acquired customers through economies of scale. Therefore, the Company believes the allocation of a portion of the

Back to Contents

3.      Business Combinations (continued):

purchase price to goodwill is appropriate. The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed of RMH (amounts in thousands):

Purchase price	$88,808
Transaction costs	3,919
Accounts receivable	(23,894)
Customer relationships	(20,000)
Property and equipment	(38,924)
Deferred tax asset	(29,215)
Other assets	(6,205)
Long-term debt	28,287
Other assumed liabilities	29,907
Accrued acquisition costs	35,886
Foreign currency translation of goodwill	262

Goodwill	$68,831

The following table presents the activity in the accruals recorded for acquisition related expenses (amounts in thousands):

	Severance	Leases	Other	Total

Balance at April 2, 2004	$4,211	$18,493	$9,032	$31,736
Cash payments	(4,472)	(1,635)	(7,065)	(13,172)
Additional accruals	622	2,882	646	4,150

Balance at September 30, 2004	$361	$19,740	$2,613	$22,714

The additional accruals of $4.2 million primarily relate to changes in assumptions used for determining certain lease terminations.

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

		For the Nine Months Ended September 30,
	For the Three
	Months Ended September 30, 2003	2004	2003

Revenue	$252,446	$769,740	$772,487
Net income	$8,044	$39,318	$26,214
Earnings per share - basic	$0.26	$1.12	$0.84
Earnings per share - diluted	$0.25	$1.07	$0.82

Back to Contents

4.      Comprehensive Income:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders’ equity. The Company’s comprehensive income was as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

Net income	$13,253	$10,723	$39,655	$32,192
Other comprehensive income (expense):
Foreign currency translation adjustment	3,465	239	1,863	7,195
Change in fair value of foreign currency cash flow hedge, net of tax	139	—	476	—
Unrealized gain on interest rate swap	—	109	—	460

Comprehensive income	$16,857	$11,071	$41,994	$39,847

The foreign currency translation adjustment was attributable to changes in the exchange rates used to translate the financial statements of the Canadian, United Kingdom and Philippines subsidiaries into U.S. dollars. During the three and nine months ended September 30, 2004, the Company recognized $732,000 of pre-tax gains related to the foreign currency hedge.

5.      Purchased Accounts Receivable:

The Company’s Portfolio Management, ARM North America and ARM International divisions purchase defaulted consumer accounts receivable at a discount from the actual principal balance. On certain international portfolios, Portfolio Management and ARM International jointly purchase defaulted consumer accounts receivable. The following summarizes the change in purchased accounts receivable (amounts in thousands):

	For the Nine Months Ended September 30, 2004	For the Year Ended December 31, 2003

Balance at beginning of period	$152,613	$152,448

Purchases of accounts receivable	58,935	74,299
Collections on purchased accounts receivable	(138,988)	(154,121)
Revenue recognized	72,276	76,735
Impairment of purchased accounts receivable	(545)	(1,751)
Residual purchased accounts receivable from previously unconsolidated subsidiary	—	4,515
Fair value purchase accounting adjustment	(2,324)	—
Foreign currency translation adjustment	81	488

Balance at end of period	$142,048	$152,613

Included in collections for the three and nine months ended September 30, 2004 was $5.8 million and $10.0 million, respectively, of proceeds from portfolio sales. Included in collections for the three and nine months ended September 30, 2003, was $868,000 and $2.4 million, respectively, of proceeds from portfolio sales.

Back to Contents

5.      Purchased Accounts Receivable (continued):

During the three months ended September 30, 2004 and 2003, impairment charges of $96,000 and $235,000, respectively, were recorded from portfolios where the carrying values exceeded the expected future undiscounted cash flows. During the nine months ended September 30, 2004 and 2003, impairment charges of $545,000 and $1.2 million, respectively, were recorded. As of September 30, 2004 and December 31, 2003, the combined carrying values on all impaired portfolios aggregated $4.7 million and $11.4 million, respectively, or 3.3 percent and 7.5 percent of total purchased accounts receivable, respectively, representing their net realizable value.

As of September 30, 2004 and December 31, 2003, one portfolio with a carrying value of $1.3 million and $4.2 million, respectively, which was acquired in connection with the dissolution of an off-balance sheet securitization, was also being accounted for under the cost recovery method.

6.      Funds Held on Behalf of Clients:

In the course of the Company’s regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $59.5 million and $59.3 million at September 30, 2004 and December 31, 2003, respectively, have been shown net of their offsetting liability for financial statement presentation.

7.      Intangible Assets:

         Goodwill:

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. Effective July 1, 2004, the Company reorganized its business segments to allow for the expansion of the Company’s international footprint. The Canadian ARM business, previously reported in ARM International, has been combined with ARM U.S., and this division has been renamed ARM North America. The United Kingdom subsidiary continues to operate as ARM International. As a result of this reorganization, the Company also changed its reporting units. The information presented below has been restated to reflect this reorganization. Prior year information presented below has been restated to reflect this reorganization. The Company’s reporting units are ARM North America, CRM, Portfolio Management and ARM International, and had the following goodwill (amounts in thousands):

	September 30, 2004	December 31, 2003

ARM North America	$499,349	$500,982
CRM	68,831	—
Portfolio Management	15,853	—
ARM International	5,454	5,388

Total	$589,487	$506,370

CRM’s goodwill resulted from the acquisition of RMH (see note 3). Portfolio Management’s goodwill resulted from the purchase of the minority interest of NCO Portfolio (see note 3). The change in ARM North America and ARM International’s goodwill balance from December 31, 2003 to September 30, 2004, were due principally to changes in the exchange rates used for the foreign currency translation.

Back to Contents

7.      Intangible Assets (continued):

         Other Intangible Assets:

Other intangible assets consist primarily of deferred financing costs and customer relationships. The following represents the other intangible assets (amounts in thousands):

	September 30, 2004		December 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Deferred financing costs	$15,343	$11,606	$15,321	$9,687
Customer relationships	28,761	5,543	8,761	2,104
Other intangible assets	975	925	900	816

Total	$45,079	$18,074	$24,982	$12,607

The Company recorded amortization expense for all other intangible assets of $2.0 million and $1.1 million during the three months ended September 30, 2004 and 2003, respectively, and $5.5 million and $3.5 million during the nine months ended September 30, 2004 and 2003, respectively. The following represents the Company’s estimated amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense

2004	$7,424
2005	8,303
2006	6,344
2007	5,400
2008	4,000

8.      Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2004	December 31, 2003

Credit facility	$78,750	$132,500
Convertible notes	125,000	125,000
Securitized nonrecourse debt	27,442	33,210
Other nonrecourse debt	22,789	17,591
Capital leases and other	20,376	7,186
Less current portion	(80,861)	(66,523)

	$193,496	$248,964

Back to Contents

8.      Long-Term Debt (continued):

         Credit Facility:

The Company has a credit agreement with Citizens Bank of Pennsylvania, referred to as Citizens Bank, for itself and as administrative agent for other participating lenders. The maturity date is March 15, 2006, referred to as the Maturity Date. The credit facility is structured as a $150 million term loan and a $50 million revolving credit facility. The Company is required to make quarterly repayments of $6.3 million on the term loan until the Maturity Date. The remaining balance outstanding under the term loan and the balance under the revolving credit facility will become due on the Maturity Date. The availability of the revolving credit facility is reduced by any unused letters of credit. As of September 30, 2004, the Company had unused letters of credit of $2.8 million and $47.2 million remaining availability under the revolving credit facility.

All borrowings carry interest at a rate equal to either, at the option of the Company, Citizens Bank’s prime rate (Citizens Bank’s prime rate was 4.75 percent at September 30, 2004) plus a margin of 0.75 percent to 1.25 percent, which is determined quarterly based upon the Company’s consolidated funded debt to earnings before interest, taxes, depreciation, and amortization, referred to as EBITDA, ratio, or LIBOR (LIBOR was 1.84 percent at September 30, 2004) plus a margin of 2.25 percent to 3.00 percent depending on the Company’s consolidated funded debt to EBITDA ratio. The Company is charged a fee on the unused portion of the credit facility of 0.38 percent to 0.50 percent depending on the Company’s consolidated funded debt to EBITDA ratio. The effective interest rate on credit facility was approximately 3.52 percent and 4.26 percent for the three months ended September 30, 2004 and 2003, respectively, and 3.73 percent and 4.34 percent for the nine months ended September 30, 2004 and 2003, respectively.

Borrowings under the credit agreement are collateralized by substantially all the assets of the Company. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, the issuance of equity and distributions to shareholders. If an event of default, such as failure to comply with covenants, material adverse change, or change of control, were to occur under the credit agreement, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. As of September 30, 2004, the Company was in compliance with all required financial covenants and the Company was not aware of any events of default.

         Convertible Debt:

At September 30, 2004, the Company had $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes due April 15, 2006, referred to as the Notes. The Notes are convertible into NCO common stock at a conversion price of $32.92 per share.

         Securitized Nonrecourse Debt:

Portfolio Management has two securitized nonrecourse notes payable that were originally established to fund the purchase of accounts receivable. Each of the notes payable is nonrecourse to the Company, is secured by a portfolio of purchased accounts receivable, and is bound by an indenture and servicing agreement. The Company is servicer for each portfolio of purchased accounts receivable within these securitized notes. These are term notes without the ability to re-borrow. Monthly principal payments on the notes equal all collections after servicing fees, collection costs, interest expense, and administrative fees.

Back to Contents

8.      Long-Term Debt (continued):

         Securitized Nonrecourse Debt (continued):

The first securitized note was established in September 1998 through a finance subsidiary. This note carries a floating interest rate of LIBOR plus 0.65 percent per annum. The final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. It is unlikely the liability will be satisfied from collections before March 2005, however since it is nonrecourse to the Company, it is not expected to have a material financial impact when the note comes due. A liquidity reserve of $900,000 and $5.4 million was included in restricted cash as of September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004 and December 31, 2003, the amount outstanding on the facility was $8.4 million and $13.9 million, respectively. The note issuer was guaranteed against loss by NCO Portfolio for up to $4.5 million. In December 2003, the $4.5 million guarantee was funded using $3.3 million of restricted cash from another securitization and $1.2 million of operating cash. In January 2004, the $4.5 million from the guarantee was used to pay down a portion of the securitized note.

The second securitized note was established in August 1999 and carries interest at 15.00 percent per annum. The final due date of all payments under the facility is the earlier of December 2004, or satisfaction of the note from collections. The liability will not be satisfied from collections before December 2004; however, since it is nonrecourse to the Company, it is not expected to have a material financial impact when the note comes due. As of September 30, 2004 and December 31, 2003, the amount outstanding on the facility was $19.0 million and $19.3 million, respectively.

         Other Nonrecourse Debt:

Portfolio Management has a four-year exclusivity agreement with CFSC Capital Corp. XXXIV, referred to as Cargill that expires August 2006. The agreement stipulates that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $4.0 million must be first offered to Cargill for financing at its discretion. The agreement has no minimum or maximum credit authorization. Portfolio Management may terminate the agreement at any time after August 2004 for a cost of $125,000 per month for each remaining month. If Cargill chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate plus 3.25 percent (prime rate was 4.75 percent at September 30, 2004). Each borrowing is due two years after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional return, Cargill will receive 40 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by Portfolio Management, including imputed interest. The effective interest rate on these notes, including the residual interest component, was approximately 34.3 percent and 33.2 percent for the three months ended September 30, 2004 and 2003, respectively, and 34.2 percent and 28.9 percent for the nine months ended September 30, 2004 and 2003, respectively. Borrowings under this financing agreement are nonrecourse to the Company, except for the assets within the entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill financed portfolios, in addition to other remedies. Total debt outstanding under this facility was $22.8 million and $17.6 million as of September 30, 2004 and December 31, 2003, respectively, which included $5.6 million and $4.7 million of accrued residual interest, respectively. As of September 30, 2004, Portfolio Management was in compliance with all required covenants.

Upon full satisfaction of the notes payable and the return of the initial investment by Portfolio Management, including imputed interest, as it relates to each purchase of accounts receivable, the Company is obligated to pay Cargill a contingent payment amount equal to 40 percent of collections received, unless otherwise negotiated, net of servicing fees and other related charges. The contingent payment has been accounted for as an embedded derivative in accordance with SFAS 133. At issuance, the proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At September 30, 2004 and December 31, 2003, the estimated fair value of the embedded derivative was $5.6 million and $4.7 million, respectively. The embedded derivative for each portfolio purchase is subject to revaluation each period based upon similar current period portfolio purchases’ underlying yields. During the three and nine months ended September 30, 2004, $94,000 and $131,000, respectively, was recorded as “other expense” on the statement of income to revalue the embedded derivatives.

Back to Contents

8.      Long-Term Debt (continued):

         Capital Leases:

The Company leases certain equipment under agreements that are classified as capital leases. The equipment leases have original terms ranging from 24 to 60 months and have purchase options at the end of the original lease term.

9.      Earnings Per Share:

Basic earnings per share, referred to as EPS, was computed by dividing the net income for the three and nine months ended September 30, 2004 and 2003, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income for the three and nine months ended September 30, 2004 and 2003, by the weighted average number of common shares outstanding plus all common share equivalents. Net income is adjusted to add-back interest expense on the convertible debt, net of taxes, if the convertible debt is dilutive. The interest expense on the convertible debt, net of taxes, included in the diluted EPS calculation was $922,000 and $920,000 for the three months ended September 30, 2004 and 2003, respectively, and $2.7 million for the nine months ended September 30, 2004 and 2003. Outstanding options, warrants, and convertible securities have been utilized in calculating diluted amounts only when their effect would be dilutive.

The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003

Basic	31,919	25,941	29,849	25,919
Dilutive effect of:
Convertible debt	3,797	3,797	3,797	3,797
Options	434	209	353	95
Warrants	107	—	72	—

Diluted	36,257	29,947	34,071	29,811

10.      Derivative Financial Instruments:

The Company entered into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These transactions are designated as cash flow hedges. The Company had forward exchange contracts for the purchase of $29.0 million of Canadian dollars outstanding at September 30, 2004, which mature within 90 days, with a fair market value of $732,000, which is included in “other assets”. During the third quarter of 2004, the Company realized gains of $732,000 relating to the settlement of its cash flow hedges. Such amount was reflected as a reduction of payroll and related expenses in the statement of income.

Back to Contents

11.      Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Nine Months Ended September 30,

	2004	2003
Noncash investing and financing activities:
Common stock issued for acquisitions	$128,699	$—
Fair value of assets acquired	215,024	—
Liabilities assumed from acquisitions	86,432	—
Deferred portion of purchased accounts receivable	3,288	4,293
Deferred compensation from restricted stock	4,348	—
Note receivable from disposal of net assets	2,040	—

12.      Commitments and Contingencies:

            Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications and other vendors that require minimum purchase commitments. These agreements expire between 2004 and 2007. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2004	$24,273
2005	23,610
2006	16,673
2007	7,550

$72,106

The Company incurred $8.1 million and $3.4 million of expense in connection with these purchase commitments for the three months ended September 30, 2004 and 2003, respectively, and $23.0 million and $10.0 million for the nine months ended September 30, 2004 and 2003, respectively.

            Long-Term Collection Contract:

The Company has a long-term collection contract with a large client to provide collection services that includes guaranteed collections, subject to limits. The Company is required to pay the client the difference between actual collections and the guaranteed collections on May 31, 2004 and May 31, 2005, subject to limits of $6.0 million and $13.5 million, respectively. Any guarantees in excess of the limits will only be satisfied with future collections. The Company is entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections in excess of any remaining guarantees. On May 31, 2004, the actual collections were $7.5 million below the guaranteed collections, or $1.5 million in excess of the $6.0 million limit. Since the Company prepaid the client $5.5 million from prior bonuses, it was only required to pay approximately $528,000 as of May 31, 2004. All of the remaining $1.5 million of guaranteed collections were paid to the client from bonuses earned during June and July 2004.

Back to Contents

12.      Commitments and Contingencies (continued):

            Termination Fee:

The Company has a contract with a client to perform CRM services that includes a termination clause. This contract expires on October 31, 2007.

In the event the client terminates the services agreement due to the Company’s material breach or a transaction in which a competitor of the client acquired control of the Company or in the event the Company terminates the services agreement for convenience after October 1, 2004, the Company is required to pay a minimum termination fee of $153,000 for each month remaining in the agreement (or $5.7 million at September 30, 2004). In most other instances (as defined in the services agreement) in which either party terminates the services agreement, the Company is required to pay a termination fee of $77,000 for each month remaining in the services agreement (or $2.8 million at September 30, 2004).

            Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

FTC:

In October 2003, the Company was notified by the Federal Trade Commission, referred to as the FTC, that it intended to pursue a claim against the Company for violations of the Fair Credit Reporting Act relating to certain aspects of the Company’s credit reporting practices during 1999 and 2000.

The allegations related primarily to a large group of consumer accounts from one client that were transitioned to the Company for servicing during 1999. The Company received incorrect information from the prior service provider at the time of transition. The Company became aware of the incorrect information during 2000 and ultimately removed the incorrect information from the consumers’ credit files. During the first quarter of 2004, the Company made a settlement offer to the FTC and recorded a charge of $1.5 million related to this matter. The FTC agreed to this settlement and the amount was paid in the second quarter of 2004. The Company has asserted certain claims for the indemnification of $1.1 million from the owners of the consumer accounts based on its servicing agreement.

Fort Washington Flood:

In September 2001, the first floor of the Company’s Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. As previously reported, during the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, Pennsylvania. The Company filed a lawsuit in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. The landlord and the former landlord filed counter-claims against the Company. Due to the uncertainty of the outcome of the lawsuit, the Company recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001.

Back to Contents

            Litigation and Investigations (continued):

Fort Washington Flood (continued):

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

In January 2004, the Court, in ruling on the preliminary objections, allowed the former landlord defendants’ suit to proceed, but struck from the complaint the breach of fiduciary duty allegations asserting violations of duties owed by individual officers to the Company.

Other:

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

13.      Segment Reporting:

Effective July 1, 2004, the Company reorganized its business segments to facilitate the expansion of the Company’s international operations. The Canadian ARM business, previously reported in ARM International, has been combined with ARM U.S., and this division has been renamed ARM North America. The United Kingdom subsidiary continues to operate as ARM International. The information presented below has been restated to reflect this reorganization.

As of September 30, 2004, the Company’s business consisted of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM North America provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM North America serves clients of all sizes in local, regional, and national markets in the United States and Canada. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM North America had total assets, net of any intercompany balances, of $756.6 million and $762.3 million at September 30, 2004 and December 31, 2003, respectively. ARM North America had capital expenditures of $18.5 million and $15.3 million for the nine months ended September 30, 2004 and 2003, respectively. ARM North America also provides accounts receivable management services to Portfolio Management. ARM North America recorded revenue of $16.1 million and $12.3 million for these services for the three months ended September 30, 2004 and 2003, respectively, and $47.7 million and $36.5 million for the nine months ended September 30, 2004 and 2003, respectively.

With the April 2004 acquisition of RMH, the CRM division was formed. The CRM division provides customer relationship management services to clients in the United States through offices in the United States, Canada, the Philippines and Panama. CRM had total assets, net of any intercompany balances, of $166.4 million at September 30, 2004. CRM had capital expenditures of $2.6 million for the nine months ended September 30, 2004.

Back to Contents

13.      Segment Reporting (continued):

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $161.6 million and $170.4 million at September 30, 2004 and December 31, 2003, respectively.

ARM International provides accounts receivable management services across the United Kingdom. ARM International had total assets, net of any intercompany balances, of $14.7 million and $13.4 million at September 30, 2004 and December 31, 2003, respectively. ARM International had capital expenditures of $171,000 and $284,000 for the nine months ended September 30, 2004 and 2003, respectively. ARM International also provides accounts receivable management services to Portfolio Management. ARM International recorded revenue of $99,000 and $104,000 for these services for the three months ended September 30, 2004 and 2003, respectively, and $312,000 and $323,000 for the nine months ended September 30, 2004 and 2003, respectively.

The following tables represent the revenue, payroll and related expenses, selling, general, and administrative expenses, and EBITDA for each segment. EBITDA is used by the Company’s management to measure the segments’ operating performance and is not intended to report the segments’ operating results in conformity with accounting principles generally accepted in the United States.

	For the Three Months Ended September 30, 2004 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$179,809	$85,239	$74,073	$20,497
CRM	52,794	37,634	9,093	6,067
Portfolio Management	26,334	482	16,708	9,144
ARM International	3,287	1,932	992	363
Eliminations	(16,178)	—	(16,178)	—

Total	$246,046	$125,287	$84,688	$36,071

	For the Three Months Ended September 30, 2003 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$178,778	$85,685	$68,730	$24,363
Portfolio Management	18,849	243	13,404	5,202
ARM International	3,420	1,950	917	553
Eliminations	(12,428)	—	(12,428)	—

Total	$188,619	$87,878	$70,623	$30,118

Back to Contents

13.      Segment Reporting (continued):

	For the Nine Months Ended September 30, 2004 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$555,775	$261,400	$221,016	$73,359
CRM	112,238	80,110	19,240	12,888
Portfolio Management	72,068	1,614	49,811	20,643
ARM International	10,452	6,025	3,019	1,408
Eliminations	(48,001)	—	(48,001)	—

Total	$702,532	$349,149	$245,085	$108,298

	For the Nine Months Ended September 30, 2003 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$537,348	$257,432	$204,460	$75,456
Portfolio Management	55,167	1,285	39,908	13,974
ARM International	10,565	5,789	2,801	1,975
Eliminations	(36,870)	—	(36,870)	—

Total	$566,210	$264,506	$210,299	$91,405

14.      Investment in Unconsolidated Subsidiary:

Portfolio Management has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC, referred to as the Joint Venture, with IMNV Holdings, LLC, referred to as IMNV. The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. Included in “other assets” on the Balance Sheets were Portfolio Management’s investment in the Joint Venture of $4.0 million as of September 30, 2004 and December 31, 2003. Included in the Statements of Income, as “interest and investment income,” was $289,000 and $715,000 for the three months ended September 30, 2004 and 2003, respectively, representing Portfolio Management’s 50 percent share of net income from this unconsolidated subsidiary. Income of $1.3 million and $1.7 million was recorded from this unconsolidated subsidiary for the nine months ended September 30, 2004 and 2003, respectively. Portfolio Management received distributions of $1.8 million and $285,000 during the nine months ended September 30, 2004 and September 30, 2003, respectively. Portfolio Management’s 50 percent share of the Joint Venture’s retained earnings was $1.8 million and $1.3 million as of September 30, 2004 and December 31, 2003, respectively. The Company performs collection services for the Joint Venture and recorded service fee revenue of $2.1 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively, and $5.8 million and $4.1 million for the nine months ended September 30, 2004 and 2003, respectively. The Company had receivables of $431,000 and $418,000 on its balance sheets as of September 30, 2004 and December 31, 2003, respectively, for these service fees. The Company also performs collection services for an affiliate of IMNV and recorded service fee revenue of $2.4 million and $2.6 million for the three months ended September 30, 2004 and 2003, respectively, and $7.9 million and $8.1 million for the nine months ended September 30, 2004 and 2003, respectively.

Back to Contents

14.      Investment in Unconsolidated Subsidiary (continued):

The following tables summarize the financial information of the Joint Venture (amounts in thousands):

	September 30, 2004	December 31, 2003

Total assets	$12,134	$15,344
Total liabilities	4,985	7,415

	For the Nine Months Ended September 30,

	2004	2003

Revenue	$12,104	$10,271
Net income	2,767	3,333

Back to Contents

Item 2

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

      Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company’s expected future results of operations, the Company’s growth strategy, fluctuations in quarterly operating results, the integration of acquisitions, the long-term collection contract, the final outcome of the environmental liability, the final outcome of the Company’s litigation with its former landlord, the effects of terrorist attacks, war and the economy on the Company’s business, expected increases in operating efficiencies, anticipated trends in the accounts receivable management industry, estimates of future cash flows of purchased accounts receivable, estimates of goodwill impairments and amortization expense for other intangible assets, the effects of legal proceedings, regulatory investigation or tax examinations, the effects of changes in accounting pronouncements, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks related to purchased accounts receivable, risks related to possible impairments of goodwill and other intangible assets, risks associated with technology, risks related to the ERP implementation, risks related to the final outcome of the environmental liability, risks related to the final outcome of the Company’s litigation with its former landlord, risks relating to the Company’s litigation, regulatory investigations and tax examinations, risks related to past or possible future terrorist attacks, risks related to the threat or outbreak of war or hostilities, risks related to the domestic and international economy, the risk that the Company will not be able to improve margins, risks related to the Company’s international operations, risks relating to any adverse impact of restating the Company’s historical financial statements and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

      The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur, or otherwise.

      The Company’s website is www.ncogroup.com. The Company makes available, free of charge, on its website, its Annual Report on Form 10-K, including all amendments. In addition, the Company will provide additional paper or electronic copies of its Annual Report on Form 10-K for 2003, as filed with the Securities and Exchange Commission, without charge except for exhibits to the report. Requests should be directed to: Steven L. Winokur, Executive Vice President of Finance, Chief Financial Officer, and Chief Operating Officer of Shared Services, NCO Group, Inc., 507 Prudential Rd., Horsham, PA 19044.

      The information on the website listed above is not and should not be considered part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

      Effective July 1, 2004, the Company reorganized its business segments to facilitate the expansion of the Company's international operations. The Canadian ARM business, previously reported in ARM International, has been combined with ARM U.S., and this division has been renamed ARM North America. The United Kingdom subsidiary continues to operate as ARM International. The information presented below has been restated to reflect this reorganization.

      Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003

      Revenue. Revenue increased $57.4 million, or 30.4 percent, to $246.0 million for the three months ended September 30, 2004, from $188.6 million for the three months ended September 30, 2003.

      Our operations are organized into four market specific divisions that include: ARM North America, CRM, Portfolio Management, and ARM International. For the three months ended September 30, 2004, these divisions accounted for $179.8 million, $52.8 million, $26.3 million, and $3.3 million of revenue, respectively. Included in ARM North America’s revenue was $16.1 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in ARM International’s revenue was $99,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation. For the three months ended September 30, 2003, the ARM North America, Portfolio Management and ARM International divisions accounted for $178.8 million, $18.8 million and $3.4 million of revenue, respectively. Included in ARM North America’s revenue was $12.3 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in ARM International’s revenue was $104,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation. The CRM division was formed in the second quarter of 2004 with the acquisition of RMH Teleservices, Inc., referred to as RMH, on April 2, 2004, and, accordingly, is not included in the results for 2003.

Back to Contents

      ARM North America’s revenue increased $1.0 million, or 0.6 percent, to $179.8 million for the three months ended September 30, 2004, from $178.8 million for the three months ended September 30, 2003. The increase in ARM North America’s revenue was primarily attributable to an increase in fees from collection services performed for Portfolio Management. ARM North America’s revenue for the three months ended September 30, 2004 and 2003 included revenue recorded from a long-term collection contract. The method of recognizing revenue for this long-term collection contract defers certain revenues into future periods until collections exceed collection guarantees, subject to limits. During the three months ended September 30, 2004, ARM North America earned $3.0 million of revenue from bonuses and recovery of penalties under this long-term collection contract, compared to $680,000 for the three months ended September 30, 2003. These increases were partially offset by a deterioration of consumer payment patterns.

      Portfolio Management’s revenue increased $7.5 million, or 39.7 percent, to $26.3 million for the three months ended September 30, 2004, from $18.8 million for the three months ended September 30, 2003. Portfolio Management’s collections increased $10.2 million, or 27.7 percent, to $46.9 million for the three months ended September 30, 2004, from $36.7 million for the three months ended September 30, 2003. Portfolio Management’s revenue represented 56 percent of collections for the three months ended September 30, 2004, as compared to 51 percent of collections for the three months ended September 30, 2003. Revenue increased due to the increase in collections resulting from a better collection environment, especially on certain large portfolios that continued to outperform expectations. Collections for the three months ended September 30, 2004 and 2003, included proceeds from portfolio sales of $5.8 million and $787,000, respectively. However, proceeds from portfolio sales had a minimal impact on revenue since the majority of the proceeds were applied to the principal of purchased accounts receivable.

      ARM International’s revenue decreased $133,000, or 3.9 percent, to $3.3 million for the three months ended September 30, 2004, from $3.4 million for the three months ended September 30, 2003. The decrease in ARM International’s revenue was primarily attributable to several delays by clients in the placement of accounts receivable.

      Payroll and related expenses. Payroll and related expenses increased $37.4 million to $125.3 million for the three months ended September 30, 2004, from $87.9 million for the three months ended September 30, 2003, and increased as a percentage of revenue to 50.9 percent from 46.6 percent. The increase in payroll and related expenses as a percentage of revenue was primarily attributable to the CRM division, which was formed with the acquisition of RMH in April 2004. The CRM division has a more significant amount of payroll and related expenses as compared to the ARM business.

      ARM North America’s payroll and related expenses decreased $446,000 to $85.2 million for the three months ended September 30, 2004, from $85.7 million for the three months ended September 30, 2003, and decreased slightly as a percentage of revenue to 47.4 percent from 47.9 percent. Payroll and related expense decreased despite the weakening of the U.S. dollar compared to the Canadian dollar due to the continuing use of near shore and offshore staffing solutions, and the continuing rationalization of staff.

      Portfolio Management’s payroll and related expenses increased $239,000 to $482,000 for the three months ended September 30, 2004, from $243,000 for the three months ended September 30, 2003, and increased slightly as a percentage of revenue to 1.8 percent from 1.3 percent. Portfolio Management outsources all of the collection services to ARM North America and, therefore, has a relatively small fixed payroll cost structure. The increase in payroll and related expenses as a percentage of revenue was principally due to lower estimated incentive accruals for the three months ended September 30, 2003.

Back to Contents

      ARM International’s payroll and related expenses decreased $18,000 to $1.9 million for the three months ended September 30, 2004, from $2.0 million for the three months ended September 30, 2003, but increased as a percentage of revenue to 58.8 percent from 57.0 percent. The increase as a percentage of revenue was attributable to the absorption of the fixed payroll costs over a smaller revenue base.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $14.1 million to $84.7 million for the three months ended September 30, 2004, from $70.6 million for the three months ended September 30, 2003, but decreased as a percentage of revenue to 34.4 percent from 37.4 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the CRM division, which was formed with the acquisition of RMH on April 2, 2004. The CRM division has a more significant portion of their expense structure in payroll and related expenses as compared to the ARM business. Partially offsetting this decrease in the percentage of revenue was an increase in the use of outside collection attorneys and other third party service providers by ARM North America.

      Depreciation and amortization. Depreciation and amortization increased to $10.5 million for the three months ended September 30, 2004, from $7.9 million for the three months ended September 30, 2003. The increase was attributable to the amortization of the fair value assigned to the customer relationships acquired in connection with the RMH acquisition and the depreciation of property and equipment acquired in connection with the RMH acquisition.

      Other income (expense). Interest and investment income for the three months ended September 30, 2004, included $289,000 from the 50 percent ownership interest in a joint venture that purchases utility, medical and other various small balance accounts receivable, as compared to $715,000 for the three months ended September 30, 2003. Interest expense decreased to $5.3 million for the three months ended September 30, 2004, from $5.6 million for the three months ended September 30, 2003. The decrease was attributable to lower principal balances as a result of debt repayments made in excess of borrowings against the credit facility during 2004 and 2003, and lower interest rates. The decrease was partially offset by Portfolio Management’s additional nonrecourse borrowings from CFSC Capital Corp. XXXIV, referred to as Cargill, to purchase accounts receivable. Other income for the three months ended September 30, 2003, included a $402,000 gain related to a benefit from a deferred compensation plan assumed as part of the acquisition of FCA International Ltd. in May 1998.

      Income tax expense. Income tax expense for the three months ended September 30, 2004, increased to $7.6 million, or 36.4 percent of income before income tax expense, from $7.0 million, or 37.9 percent of income before income tax expense, for the three months ended September 30, 2003. The decrease in the effective tax rate was primarily attributable to the positive effects from two concluded IRS audits.

      Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003

      Revenue. Revenue increased $136.3 million, or 24.1 percent, to $702.5 million for the nine months ended September 30, 2004, from $566.2 million for the nine months ended September 30, 2003.

      For the nine months ended September 30, 2004, our ARM North America, CRM, Portfolio Management, and ARM International divisions accounted for $555.8 million, $112.2 million, $72.1 million, and $10.45 million of revenue, respectively. Included in ARM North America’s revenue was $47.7 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in ARM International’s revenue was $312,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation. For the nine months ended September 30, 2003, the ARM North America, Portfolio Management and ARM International divisions accounted for $537.3 million, $55.2 million and $10.5 million of revenue, respectively. Included in ARM North America’s revenue was $36.5 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in ARM International’s revenue was $323,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation. The CRM division was formed in the second quarter of 2004 in connection with the acquisition of RMH on April 2, 2004, and, accordingly, is not included in the results for 2003.

      ARM North America’s revenue increased $18.4 million, or 3.4 percent, to $555.8 million for the nine months ended September 30, 2004, from $537.3 million for the nine months ended September 30, 2003. The increase in ARM North America’s revenue was partially attributable to an increase in fees from collection services performed for Portfolio Management, growth in business from existing clients and the addition of new clients. ARM North America’s revenue for the nine months ended September 30, 2004 and 2003 included revenue recorded from a long-term collection contract. The method of recognizing revenue for this long-term collection contract defers certain revenues into future periods until collections exceed collection guarantees, subject to limits. During the nine months ended September 30, 2004, ARM North America earned $5.5 million of revenue from bonuses and recovery of penalties under this long-term collection contract, compared to an additional deferral of revenue, net of bonuses and recoveries, of $2.0 million for the nine months ended September 30, 2003. These increases were partially offset by a deterioration of consumer payment patterns during the third quarter of 2004.

Back to Contents

      Portfolio Management’s revenue increased $16.9 million, or 30.6 percent, to $72.1 million for the nine months ended September 30, 2004, from $55.2 million for the nine months ended September 30, 2003. Portfolio Management’s collections increased $28.0 million, or 25.7 percent, to $137.1 million for the nine months ended September 30, 2004, from $109.1 million for the nine months ended September 30, 2003. Portfolio Management’s revenue represented 53 percent of collections for the nine months ended September 30, 2004, as compared to 51 percent of collections for the nine months ended September 30, 2003. Revenue increased due to the increase in collections resulting from a better collection environment, especially on certain large portfolios that continued to outperform expectations. Collections for the nine months ended September 30, 2004 and 2003, included proceeds from portfolio sales of $10.0 million and $2.4 million, respectively. However, proceeds from portfolio sales had a minimal impact on revenue since the majority of the proceeds were applied to the principal of purchased accounts receivable.

      ARM International’s revenue decreased $113,000, or 1.1 percent, to $10.5 million for the nine months ended September 30, 2004, from $10.6 million for the nine months ended September 30, 2003. The decrease in ARM International’s revenue was primarily attributable to several delays by clients in the placement of accounts receivable during the third quarter of 2004.

      Payroll and related expenses. Payroll and related expenses increased $84.6 million to $349.1 million for the nine months ended September 30, 2004, from $264.5 million for the nine months ended September 30, 2003, and increased as a percentage of revenue to 49.7 percent from 46.7 percent. The increase in payroll and related expenses as a percentage of revenue was primarily attributable to the CRM division, which was formed with the acquisition of RMH on April 2, 2004. The CRM division has a more significant amount of payroll and related expenses as compared to the ARM business.

      ARM North America’s payroll and related expenses increased $4.0 million to $261.4 million for the nine months ended September 30, 2004, from $257.4 million for the nine months ended September 30, 2003, but decreased as a percentage of revenue to 47.0 percent from 47.9 percent. The decrease in the payroll and related expenses as a percentage of revenue was primarily attributable to the additional revenue recorded in connection with the long-term collection contract since that additional revenue did not have incremental payroll and related costs.

      Portfolio Management’s payroll and related expenses increased $329,000 to $1.6 million for the nine months ended September 30, 2004, from $1.3 million for the nine months ended September 30, 2003, but decreased as a percentage of revenue to 2.2 percent from 2.3 percent. Portfolio Management outsources all of the collection services to ARM North America and, therefore, has a relatively small fixed payroll cost structure. The decrease in payroll and related expenses as a percentage of revenue was due to the absorption of the fixed payroll costs over a larger revenue base.

      ARM International’s payroll and related expenses increased $236,000 to $6.0 million for the nine months ended September 30, 2004, from $5.8 million for the nine months ended September 30, 2003, and increased as a percentage of revenue to 57.6 percent from 54.8 percent. The increase as a percentage of revenue was attributable to the absorption of the fixed payroll costs over a smaller revenue base.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $34.8 million to $245.1 million for the nine months ended September 30, 2004, from $210.3 million for the nine months ended September 30, 2003, but decreased as a percentage of revenue to 34.9 percent from 37.1 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the CRM division, which was formed with the acquisition of RMH on April 2, 2004. The CRM division has a more significant portion of their expense structure in payroll and related expenses as compared to the ARM business. Partially offsetting this decrease in the percentage of revenue was an increase in the use of outside collection attorneys and other third party service providers by ARM North America.

Back to Contents

      Depreciation and amortization. Depreciation and amortization increased to $29.4 million for the nine months ended September 30, 2004, from $23.7 million for the nine months ended September 30, 2003. The increase was attributable to the amortization of the customer relationships and property and equipment acquired in the RMH acquisition on April 2, 2004.

      Other income (expense). Interest and investment income included investment income for the nine months ended September 30, 2004, of $1.3 million from the 50 percent ownership interest in a joint venture that purchases utility, medical and other various small balance accounts receivable, as compared to $1.7 million for the nine months ended September 30, 2003. Interest expense decreased to $15.9 million for the nine months ended September 30, 2004, from $17.3 million for the nine months ended September 30, 2003. The decrease was attributable to lower principal balances as a result of debt repayments made in excess of borrowings against the credit facility during 2004 and 2003, and lower interest rates. The decrease was partially offset by Portfolio Management’s additional nonrecourse borrowings from Cargill to purchase accounts receivable. Other income for the nine months ended September 30, 2004 and 2003, included gains related to a benefit from a deferred compensation plan assumed as part of the acquisition of FCA International Ltd. in May 1998 of $621,000 and $402,000, respectively. Other income for the nine months ended September 30, 2003, also included $476,000 of income from our ownership interest in one of our insurance carriers that was sold, and $250,000 of income from a partial recovery from a third party of an environmental liability.

      Income tax expense. Income tax expense for the nine months ended September 30, 2004, increased to $25.6 million, or 38.8 percent of income before income tax expense, from $20.7 million, or 37.9 percent of income before income tax expense, for the nine months ended September 30, 2003. The increase in the effective tax rate was primarily attributable to the liability recorded during the three months ended March 31, 2004 related to the Federal Trade Commission’s claim against us for alleged violations of the Fair Credit Reporting Act relating to certain aspects of our credit reporting practices during 1999 and 2000. We received incorrect information from the prior service provider at the time of transition and we have asserted certain claims for indemnification from the owners of the consumer accounts. The expense recorded for the claim is not deductible for taxes purposes. However, the reimbursement from the indemnification, if any, may be taxable. The nondeductible expense results in an increase in the effective rate for the first nine months of 2004. The increase was also attributable to changes in state income taxes offset by positive effects from two concluded IRS audits.

      Liquidity and Capital Resources

      Historically, our primary sources of cash have been cash flows from operations, bank borrowings, equity and debt offerings. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

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

      Cash Flows from Operating Activities. Cash provided by operating activities was $76.3 million for the nine months ended September 30, 2004, compared to $79.4 million for the nine months ended September 30, 2003. The decrease in cash provided by operations was primarily attributable to a $10.5 million increase in trade accounts receivable during the nine months ended September 30, 2004, compared to a $2.0 million decrease for the same period in the prior year. Also contributing to the decrease was a $10.2 million deposit we received in 2003 in connection with a long-term collection contract. These decreases were partially offset by increases in net income and non-cash expenses, deferred taxes and a transfer of $4.5 million out of restricted cash during the first quarter of 2004 to repay a portion of the securitized nonrecourse debt.

Back to Contents

      Cash Flows from Investing Activities. Cash used in investing activities was $23.6 million for the nine months ended September 30, 2004, compared to cash provided by investing activities of $1.2 million for the nine months ended September 30, 2003. The increase in cash used in investing activities was primarily attributable to the cash paid for RMH related acquisition costs, higher purchases of accounts receivable and higher purchases of property and equipment during the nine months ended September 30, 2004. These items were partially offset by higher collections applied to purchased accounts receivable during the nine months ended September 30, 2004.

      Cash Flows from Financing Activities. Cash used in financing activities was $64.4 million for the nine months ended September 30, 2004, compared to $62.7 million for the nine months ended September 30, 2003. The increase in cash used in financing activities for the nine months ended September 30, 2004, resulted from the repayment of a note payable and capitalized leases assumed in connection with the RMH acquisition and higher repayments of borrowings under nonrecourse debt used to purchase large accounts receivable portfolios. These increases were partially offset by the issuance of common stock in connection with stock option exercises.

      Credit Facility. The Company has a credit agreement with Citizens Bank of Pennsylvania, referred to as Citizens Bank, for itself and as administrative agent for other participating lenders. The maturity date is March 15, 2006, referred to as the Maturity Date. The credit facility is structured as a $150.0 million term loan and a $50.0 million revolving credit facility. We are required to make quarterly repayments of $6.3 million on the term loan until the Maturity Date. The remaining balance outstanding under the term loan and the balance under the revolving credit facility will become due on the Maturity Date. As of September 30, 2004, there was $47.2 million available under the revolving credit facility.

      The credit agreement contains certain financial and other covenants, such as maintaining net worth and funded debt to earnings before interest, taxes, depreciation, and amortization, referred to as EBITDA, requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, the issuance of equity, and distributions to shareholders. If an event of default, such as failure to comply with covenants, material adverse change, or change of control, were to occur under the credit agreement, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable. As of September 30, 2004, we were in compliance with all required financial covenants and we were not aware of any events of default.

      Convertible Notes. At September 30, 2004 we have $125.0 million aggregate principal amount of 4.75 percent convertible subordinated notes due April 15, 2006, referred to as the Notes. The Notes are convertible into our common stock at a conversion price of $32.92 per share. We believe that we will have sufficient liquidity to repay the Notes upon maturity in April 2006.

      Nonrecourse Debt. Portfolio Management has a four-year financing agreement with Cargill to provide financing for larger purchases of accounts receivable at 90 percent of the purchase price, unless otherwise negotiated. Cargill, at its sole discretion, has the right to finance any purchase of $4.0 million or more. Cargill may or may not choose to finance a transaction. This agreement gives Portfolio Management the financing to purchase larger portfolios that it may not otherwise be able to purchase, and has no minimum or maximum credit authorization. Borrowings carry interest at the prime rate plus 3.25 percent (prime rate was 4.75 percent at September 30, 2004) and are nonrecourse to us, except for the assets financed through Cargill. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and Portfolio Management’s original investment is returned, including interest. Thereafter, Cargill is paid a residual of 40 percent of collections, less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill financed porfolios, in addition to other remedies. Total debt outstanding under this facility as of September 30, 2004, was $22.8 million, including $5.6 million of accrued residual interest. As of September 30, 2004, Portfolio Management was in compliance with all of the financial covenants.

Back to Contents

      Contractual Obligations. In connection with the acquisition of RMH, we assumed purchase obligations of $4.8 million and capital lease commitments of $9.3 million.

      Off-Balance Sheet Arrangements

      NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC, referred to as the Joint Venture, with IMNV Holdings, LLC, referred to as IMNV. The Joint Venture was established in 2001 to purchase utility, medical and other various small balance accounts receivable and is accounted for using the equity method of accounting. Included in “other assets” on the balance sheets was NCO Portfolio’s investment in the Joint Venture of $4.0 million as of September 30, 2004 and December 31, 2003. Included in the Statements of Income, as “interest and investment income,” was, $289,000 and $715,000 for the three months ended September 30, 2004 and 2003, respectively, representing NCO Portfolio’s 50 percent share of operating income from this unconsolidated subsidiary. Income of $1.3 million and $1.7 million was recorded from this unconsolidated subsidiary for the nine months ended September 30, 2004 and 2003, respectively.

      Market Risk

      We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, and changes in corporate tax rates. A material change in interest rates could adversely affect our operating results and cash flows. We employ risk management strategies that may include the use of derivatives, such as interest rate swap agreements, interest rate ceilings and floors, and foreign currency forwards and options to manage these exposures.

      Foreign Currency Risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which we are exposed include the Canadian dollar, the British pound and the Philippine peso. Due to the growth of the Canadian operations, we currently use forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such contracts will be adversely affected by changes in exchange rates. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection. In the third quarter of 2004 and continuing into the fourth quarter, the U.S. dollar continued to weaken compared to the Canadian dollar. A five percent change in the foreign currency exchange rates could have an annual impact of approximately $4.0 million on our business, excluding the impact of foreign currency hedges.

      Interest Rate Risk. At September 30, 2004, we had $110 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year.

      Critical Accounting Policies

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations: goodwill, customer relationships, revenue recognition for purchased accounts receivable, allowance for doubtful accounts, notes receivable and deferred taxes. These and other critical accounting policies are described in note 2 to these financial statements, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 to our 2003 financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003. During the nine months ended September 30, 2004, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies except for recording the goodwill and customer relationships from the acquisition of RMH.

Back to Contents

      Customer Relationships. As a result of one acquisition made during 2004 and two acquisitions made during 2002, the recorded value of customer relationships as of September 30, 2004, was $23.2 million. We made significant assumptions to estimate the future revenue and cash flows used to determine the fair value of the customer relationships. These assumptions included expected life, attrition rates, discount factors, future tax rates, and other factors. If the expected revenue and cash flows are not realized impairment losses may be recorded in the future.

      Impact of Recently Issued and Proposed Accounting Pronouncements

      SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. We currently follow the accounting guidance in Practice Bulletin #6 for the accounting for purchased accounts receivable portfolios. Practice Bulletin #6 has been superceded by SOP 03-3 - Accounting for Certain Loans or Debt Securities Acquired in a Transfer, referred to as SOP 03-3. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, although early adoption is permitted. SOP 03-3 applies to all companies that acquire loans for which it is probable at the acquisition date that all contractual amounts due under the acquired loans will not be collected. SOP 03-3 addresses accounting for differences between contractual and expected cash flows from an investor’s initial investment in certain loans when such differences are attributable, in part, to credit quality. SOP 03-3 also addresses such loans acquired in purchased business combinations.

      SOP 03-3 limits the revenue that may be accrued to the excess of the estimate of expected cash flows over a portfolio’s initial cost of accounts receivable acquired. SOP 03-3 requires that the excess of the contractual cash flows over expected cash flows not be recognized as an adjustment of revenue, expense, or on the balance sheet. SOP 03-3 freezes the internal rate of return, referred to as the IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio is written down to maintain the original IRR. Increases in expected cash flows are to be recognized prospectively through adjustment of the IRR over a portfolio’s remaining life up to the limit of the initial cost of the accounts receivable acquired. Loans acquired in the same fiscal quarter with common risk characteristics may be aggregated for the purpose of applying SOP 03-3. We are in the process of determining the effect SOP 03-3 will have on our financial position and results of operations.

      FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” referred to as FIN 46. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 defines variable interest entities and requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period beginning after September 15, 2003. On January 1, 2004, we adopted FIN 46. We have $18.0 million of notes receivable included in our balance sheet under current and long-term other assets as of September 30, 2004. These notes receivable are from three separate companies that we previously owned. Under FIN 46, the companies that issued these notes receivable are considered variable interest entities. Based on our evaluation of these variable interest entities, we are not required to consolidate theses entities under FIN 46.

Item 3

Quantitative and Qualitative Disclosures about Market Risk

      Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

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

Back to Contents

      During the quarter ended September 30, 2004, there has not occurred any change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Back to Contents

Part II. Other Information

Item 1.	Legal Proceedings

      FTC:

      In October 2003, the Company was notified by the Federal Trade Commission, referred to as the FTC, that it intends to pursue a claim against the Company for violations of the Fair Credit Reporting Act, relating to certain aspects of the Company’s credit reporting practices during 1999 and 2000.

      The allegations relate primarily to a large group of consumer accounts from one client that were transitioned to the Company for servicing during 1999. The Company received incorrect information from the prior service provider at the time of transition. The Company became aware of the incorrect information during 2000 and ultimately removed the incorrect information from the consumers’ credit files. During the first quarter of 2004, the Company made a settlement offer to the FTC and recorded a charge of $1.5 million related to this matter. The FTC agreed to this settlement and the amount was paid in the second quarter of 2004. The Company has asserted certain claims for the indemnification of $1.1 million from the owners of the consumer accounts based on its servicing agreement.

      Fort Washington Flood:

      In September 2001, the first floor of the Company’s Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. As previously reported, during the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, Pennsylvania. The Company filed a lawsuit in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. The landlord and the former landlord filed counter-claims against the Company. Due to the uncertainty of the outcome of the lawsuit, the Company recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001.

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

      In January 2004, the Court, in ruling on the preliminary objections, allowed the former landlord defendants’ suit to proceed, but struck from the complaint the breach of fiduciary duty allegations asserting violations of duties owed by individual officers to the Company.

      Other:

      The Company is involved in other legal proceedings and regulatory investigations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings or regulatory investigations will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None - not applicable

Item 3.	Defaults Upon Senior Securities

None - not applicable

Back to Contents

Item 4.	Submission of Matters to a Vote of Shareholders

None - not applicable

Item 5.	Other Information

None - not applicable

Item 6.	Exhibits

10.1 Form of Restricted Stock Unit awarded to directors under 2004 Equity Incentive Plan (management contract or compensatory plan or arrangement).

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1 Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2004	By: Michael J. Barrist
Michael J. Barrist Chairman of the Board, Presidentand Chief Executive Officer (principal executive officer)

Date:	November 9, 2004	By: Steven L. Winokur
Steven L. Winokur Executive Vice President of Finance, Chief Financial Officer, Chief Operating Officer of Shared Services and Treasurer (principal financial and accounting officer)

Back to Contents

Exhibit Index

Exhibit No.	Description

10.1	Form of Restricted Stock Unit awarded to directors under 2004 Equity Incentive Plan (management contract or compensatory plan or arrangement).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.