Form 10-K
period 2004-12-31
NCO GROUP INC
filed 2005-03-16
CIK 1022608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 0-21639

NCO GROUP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2858652
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

507 Prudential Road, Horsham, Pennsylvania (Address of principal executive offices)	19044 (Zip Code)

Registrant’s telephone number, including area code (215) 441-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common stock, no par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  No

The aggregate market value of voting and nonvoting common equity held by nonaffiliates was approximately $774,361,507 (1).

The number of shares of the registrant’s common stock outstanding as of March 14, 2005 was 32,081,981.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement to be filed in connection with its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report; provided, however, that the Compensation Committee Report, the Audit Committee Report, the graph showing the performance of the Company’s stock and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934. Other documents incorporated by reference are listed in the Exhibit Index.

______________

(1) The aggregate market value of the voting and nonvoting common equity held by nonaffiliates set forth equals the number of shares of the registrant’s common stock outstanding, reduced by the number of shares of common stock held by officers, directors and shareholders owning 10 percent or more of the registrant’s common stock, multiplied by $26.69, the last reported sale price for the registrant’s common stock on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed. The information provided herein is included solely for record-keeping purposes of the Securities and Exchange Commission.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, “we,” “us,” “our,” “Company” or “NCO” refers to NCO Group, Inc. and its subsidiaries.

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K, including without limitation statements in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company’s expected future results of operations, the Company’s growth strategy, fluctuations in quarterly operating results, the integration of acquisitions, the long-term collection contract, the risk associated with the environmental liability related to the Medaphis Services Corporation acquisition, referred to as the Medaphis acquisition, the final outcome of the Company’s litigation with its former landlord, the effects of terrorist attacks, war and the economy on the Company’s business, expected increases in operating efficiencies, anticipated trends in the business process outsourcing industry, referred to as BPO, estimates of future cash flows of purchased accounts receivable, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of legal proceedings, regulatory investigations or tax examinations, the effects of changes in accounting pronouncements, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks related to purchased accounts receivable, risks related to possible impairment of goodwill and other intangible assets, risks associated with technology, risks related to the ERP implementation, risks related to the environmental liability related to the Medaphis acquisition, risks related to the final outcome of the Company’s litigation with its former landlord, risks related to the Company’s litigation, regulatory investigations and tax examinations, risks related to past or possible future terrorist attacks, risks related to the threat or outbreak of war or hostilities, risks related to the domestic and international economy, the risk that the Company will not be able to improve margins, risks related to the Company’s international operations, risks related to the availability of qualified employees, particularly in new or more cost-effective locations, risks related to currency fluctuations, risks related to reliance on independent telecommunications service providers, risks related to changes in government regulations affecting the teleservices and telecommunications industries, risks related to competition from other outside providers of BPO services and the in-house operations of existing and potential clients, risks related to the final outcome of the SEC matter, and other risks described under Item 1. “Business – Investment Considerations” or in the Company’s other filings made from time to time with the Securities and Exchange Commission, referred to as the SEC, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise.

PART I

Item 1.	Business.

General

NCO is a global provider of business process outsourcing services, referred to as BPO, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM. Our ARM business is composed of three operating divisions: ARM North America, ARM International and Portfolio Management. Our portfolio of outsourcing solutions includes accounts receivable management, contact center support and back office support services for a diversified customer base. We support essential business functions across key portions of the customer life cycle including acquisition, growth, care, resolution and retention. Our extensive industry knowledge, technological expertise, management depth, and long-standing client relationships enable us to deliver customized solutions that help our clients reduce their operating costs and increase cash flow, thus improving their financial performance. We provide our services through our customer-driven model that delivers best-in-class performance, cutting-edge technology, proven efficiency and quality, to a wide range of clients in North America and abroad. We have approximately 16,600 full and part-time employees who provide our services through our global network of approximately 87 offices.

We also purchase and manage past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer-oriented companies.

Our website is www.ncogroup.com. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

In addition, we will provide to our investors, at no cost, paper or electronic copies of our reports and other filings (excluding exhibits) made with the SEC. Requests should be directed to:

NCO Group, Inc.

507 Prudential Road

Horsham, PA 19044

Attention: Investor Relations

The information on the website listed above, is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document. This website is, and is only intended to be, an inactive textual reference.

Industry Background

Increasingly, companies are outsourcing many non-core functions to focus on revenue-generating activities and core competencies, reduce costs and improve productivity. In particular, many large corporations are recognizing the advantages of outsourcing accounts receivable management and customer service and support. This trend is being driven by a number of industry-specific factors:

•	First, companies are under greater pressure to streamline resources, cut costs and focus on core competencies.
•	Second, the increasing complexity of collection and other customer service processes requires sophisticated call management and database systems for efficient operations.
•	Third, many businesses lack the expertise, resources and infrastructure necessary to provide optimal customer support due to the growing scope and complexity of such activities.
•	Fourth, the trend in certain industries to outsource non-core functions due to competitive pressures, regulatory considerations and/or required capital expenditures.

We operate in a large industry with growth opportunities. Growth in the BPO industry has been driven by the increasing utilization of BPO services, the continuing growth in consumer and commercial debt, and an increased focus on building long-term customer relationships. IDC, a global market intelligence and advisory firm, expects such positive market dynamics to overcome any inhibitors over the next year and expects the BPO industry to expand in the next five years. Additionally, the Gartner Group, a research firm, expects BPO revenues to reach $143 billion in 2005 and $157 billion in 2006. The primary market sectors we support are financial services, telecommunications, healthcare, utilities, retail and commercial, transportation/logistics, education, technology and government.

The BPO industry is highly fragmented. The top providers are large multinational companies, however, according to IDC, no single service provider has more than a seven percent share of the total market. We believe that many smaller competitors have insufficient capital to expand and invest in technology and are unable to adequately meet the geographic coverage, and regulatory and quality standards demanded by businesses seeking to outsource their non-core business functions.

Strategy

Our strategy is to continue to transition into a global provider of BPO services while maintaining our market dominance as a global provider of accounts receivable management and collection services. We aim to achieve sustainable long-term growth that builds shareholder value while meeting the day-to-day challenges of our operating environment. Our plan to achieve these objectives includes the following elements:

Expand our relationships with clients - A significant amount of our growth stems from the expansion of existing client relationships. These relationships and the resulting opportunities continue to grow in scale and complexity. Over time, we believe these relationships will transition from the operational delivery of services to the strategic development of long-term, goal-oriented partnerships where we are sharing in the improved profitability and operational efficiencies created for our clients.

Enhance our operating margins - We intend to continue to pursue the following initiatives to increase profitability:

•	standardization of systems and practices;
•	consolidation of facilities;
•	automation of clerical functions;
•	utilization of foreign labor;
•	statistical analysis to improve performance and reduce operational expenses; and

•	leveraging our global size and reach.

Business process improvements - We continually strive to develop and enhance our technology and infrastructure with initiatives that improve the efficiency of our operations and enhance client service. Examples of recent initiatives include:

•     Enterprise resource planning system: During 2004, we began planning for the implementation of an enterprise resource planning system, referred to as ERP, to improve customer service, enhance operating efficiencies, and provide more effective management of business operations. This will enable us to more efficiently meet the changing technological requirements of our industry and the needs of our clients. The first phase of the implementation was rolled out on January 1, 2005. We expect the implementation, as currently planned, will be completed in several phases through 2006.

•      Enhanced data management and analytics:  We have improved our suite of segmentation tools to help focus collection efforts. Additionally, alternative treatments are continually identified and tested within segments. These efforts, coupled with our investment in data warehousing and the intelligent application of automation, provide benefits in the form of both reduced operational expenses and increased collection revenues.

•     Online access for subcontractor agencies: Leveraging the technology put in place to service our Attorney Network System, which brings us online with over 100 law firms across the United States, we have expanded this system to also support the data exchange needs with other agencies we utilize to service accounts. These agencies are now able to receive, process, and return updates for all forwarded accounts using the latest web server technology.

•     Quality control over client data exchange: We have continued to enhance a proprietary software product that tracks both the client inbound files and the client remittance files. This system now incorporates all the features for both quality and production control.

•      E-commerce initiatives: We have implemented e-commerce initiatives for specific client programs in key market sectors. Additionally we are implementing technologies to allow communication with our clients’ customers through other web-based tools, including email response, interactive chat, and voice over Internet protocol technologies, as well as electronic bill presentment and payment. We have developed web-based platforms that process real-time credit card authorizations and electronic bank draft payments that are applied to customer accounts on our clients’ billing system. The system is available to the clients’ employees inside their own call centers and to their customers for self-service over the Internet.

•      Improved client host integration: We continue to see increased efficiency gains by integrating and automating client host connections and their associated workflows utilizing the NCO ACCESS® Interface Manager. Our representatives are able to work on our systems and multiple client systems concurrently from a single interface customized to accommodate each client’s workflow. This delivers benefits including a reduction in project ramp-up time, a reduction in training costs, and an overall increase in account representative productivity.

•     On-going business process reengineering: We continue to drive improved performance and reduced cost through our on-going focus on business process improvement. We implemented significant behind-the-scenes technology to streamline and improve all operations, including automated internal skip tracing, dedicated connectivity between facilities, automated mail extraction and payment posting equipment, and additional systems storage capacity. We also implemented web-enabled reporting technology to replace the need for other forms of electronic reporting or hard copy reports.

•      Technology support center: Our industry-leading IT infrastructure monitoring and management system provides graphical displays and a notification system that rapidly alerts trained staff to potential business-impacting problems. In many cases, the staff is alerted before the end-user community is affected. This industry innovation allows us to combine the classic IT Help Desk and the first and second levels of systems and network administration roles to provide maximized return on investment, increased quality of end-user support, and a single point of information coordination and dissemination to our end users and business management.

•      Enhanced data security: We continue to deploy both physical and system security enhancements to help ensure ongoing protection and privacy of NCO and client data as well as network and systems hardening. We implemented stricter corporate-wide password and access policies and require two-factor authentication for remote access. We have updated and enhanced our security policies as well as our security awareness training programs.

•     HIPAA compliance: We have developed and implemented a comprehensive compliance program designed to ensure our continuing compliance with the standards for privacy, data security, and administrative simplification under the Health Insurance Portability and Accountability Act of 1996, referred to as HIPAA. We enhanced our data security programs, and tested and upgraded, as necessary, physical security at all healthcare service centers. All healthcare employees are trained and tested on HIPAA privacy requirements, and all new healthcare employees complete the training and testing within forty-five days of the start of their employment. The training and testing programs are completed on-line using a web-based program. Our HIPAA Coordinating Committee monitors changes in the HIPAA rules and regulations and recommends changes in operating procedures to ensure continuing compliance. We continued the rollout of HIPAA privacy practices as the “best practices” across all of our business lines to ensure the protection and the confidentiality of all clients’ data.

Expand internationally - We believe that business process outsourcing is gaining widespread acceptance throughout Canada, Europe and Australasia. Our international expansion strategy is designed to capitalize on each of these markets in the near term, as well as continue to develop access to lower-cost foreign labor. We operate in Canada and the United Kingdom through wholly owned subsidiaries and we are one of the largest providers of BPO services in both of these markets. We expect to further penetrate these markets through increased sales of ARM and CRM services. Additionally, we expect to pursue direct investments, strategic alliances and partnerships as well as further explore acquisitions in these markets.

In addition to providing services to these core markets, we also provide our domestic clients with a cost-effective option of using such foreign labor markets as Canada, the Philippines, India, Barbados and Panama to provide effective services. We currently have approximately 6,400, 540, 500, 180 and 80 telephone representatives working in Canada, the Philippines, India, Barbados and Panama for our U.S. clients, respectively. We are in the process of expanding our presence in these markets as well as exploring new opportunities in other labor markets such as Australia, Eastern Europe, Central America and other parts of the Caribbean. In January 2005, we completed the acquisition of International Market Access SRL, the Barbados company that we previously used as a subcontractor. In February 2005, we began using approximately 25 employees through a subcontractor in Antigua to provide services for our U.S. clients.

Purchase of delinquent accounts receivable - Since 1999, we have expanded our portfolio purchase platform. Purchases have grown steadily each year since we entered the business in 1991 despite an increasingly competitive market. Purchases totaled $89.7 million for 2004, compared to $74.3 million in 2003 and $72.7 million in 2002. Our strategic plan is to seek opportunities for larger purchases, which is a less competitive arena. In 2004, we were successful in executing our plan by acquiring several larger portfolios, including a purchase of $27 million, which was our largest single purchase since entering the business.

Looking forward, the market for distressed consumer receivables continues to attract significant new capital. Over the last two years, long established companies have launched initial public offerings, private and public competitors have announced new credit facilities to purchase portfolios, and several new entrants have emerged. The number of portfolios available for sale has increased as well, but we believe the demand of new capital outweighs the supply, and as a result, pricing has been on the rise for some time. Our strategy of seeking out more sizable opportunities has met with success, and we will continue to pursue larger opportunities. We believe our combination of financial capability, coupled with our sophisticated servicing platform, focus on compliance, and the scalability of our servicing platform gives us an advantage over our competition.

We expect to see growth in our international purchase opportunities. We recently entered into a fixed price agreement, or “forward-flow” agreement with a major Canadian retail merchant that obligates us to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria for a 12-month period. Since the acquisition of the minority interest in NCO Portfolio Management, Inc. in 2004, we are now better positioned to unite our U.S.-based purchasing group with our international purchasing groups under one combined set of underwriting, purchasing and performance maximization teams.

While our principal portfolios continue to be larger credit card and similar U.S. based consumer receivables, our growth strategy includes the expansion into telecommunications, utilities, medical and other generally smaller balance receivables. Through our joint venture with InoVision-MEDCLR NCOP Ventures, LLC, referred to as the Joint Venture, we have invested $3.9 million in the medical and utilities sectors as of December 31, 2004. While the Joint Venture provided us with significant advantages, the expiration of the purchasing restrictions contained in the Joint Venture agreement in early 2005 allows us to invest directly in the segment and we plan to expand on our existing core investment in this arena.

We have increased our focus on improving collections, reducing servicing costs and maximizing returns on our investments. In order to be more effective and competitive, we have enhanced our analysis of performance resulting in servicing strategies targeted on more profitable segments within a portfolio, teamed up with specialty purchasers willing to purchase accounts at all stages of a portfolio’s life cycle, and enhanced our proprietary scoring models.

In the future, we may develop additional growth opportunities including acquiring other purchasers, as well as partnerships with banks, commercial lenders, and other investors who may provide both product for purchases and additional funding sources. By utilizing such risk-sharing partnerships, such as our large purchase financing arrangement with a lender and our previous Joint Venture, we believe we will be able to gain access to capital while limiting our exposure to credit risk.

Explore strategic acquisition opportunities – During 2004, we completed the acquisitions of RMH Teleservices, Inc., referred to as RMH, and the minority interest of NCO Portfolio Management, Inc., referred to as NCO Portfolio.

The business process outsourcing industry is highly fragmented in the United States. The vast majority of these participants are small, local businesses. Although our current focus is on internal growth and the integration of the RMH and NCO Portfolio acquisitions, we believe we will continue to find attractive acquisition opportunities over time.

Services

We provide the following BPO services:

Accounts Receivable Management and Collection

We provide a wide range of ARM services to our clients by utilizing an extensive technological infrastructure. Although traditional ARM services have focused on the recovery of delinquent accounts, we also engage in the recovery of current accounts receivable and early stage delinquencies (generally, accounts that are 90 days or less past due). We generate approximately 63 percent of our ARM revenue from the recovery of delinquent accounts receivable on a contingency fee basis. In addition, we generate revenue from fixed fees for certain accounts receivable management and collection and other related services. We seek to be a low-cost provider and, as such, our contingent fees typically range from 15 percent to 35 percent of the amounts recovered on behalf of our clients. However, fees can range from six percent for the management of accounts placed early in the accounts receivable cycle to 50 percent for accounts that have been serviced extensively by the client or by third-party providers. Our average fee for contingency-based revenue across all industries, excluding the one long-term collection contract, was approximately 19 percent during 2004, 2003 and 2002.

ARM services typically include the following activities:

Engagement Planning. Our approach to accounts receivable management and collection for each client is determined by a number of factors, including account size and demographics, the client’s specific requirements and management’s estimate of the collectibility of the account. We have developed a library of standard processes for accounts receivable management and collection, which is based upon our accumulated experience. We integrate these processes with our client’s requirements to create a customized recovery solution. In many instances, the approach will evolve and change as the relationship with the client develops and both parties evaluate the most effective means of recovering accounts receivable. Our standard approach, which may be tailored to the specialized requirements of each client, defines and controls the steps that will be undertaken by us on behalf of the client and the manner in which we will report data to the client. Through our systematic approach to accounts receivable management and collection, we remove most decision making from the recovery staff and ensure uniform, cost-effective performance.

Once the approach has been defined, we electronically or manually transfer pertinent client data into our information system. When the client’s records have been established in our system, we begin the recovery process.

Account Notification. We initiate the recovery process by forwarding a preliminary letter that is designed to seek payment of the amount due or open a dialogue with client’s customers who cannot afford to pay at the current time. This letter also serves as an official notification to each client’s customer of his or her rights as required by the Federal Fair Debt Collection Practices Act. We continue the recovery process with a series of mail and telephone notifications. Telephone representatives remind the client’s customer of their obligation, inform them that their account has been placed for collection with us and begin a dialogue to develop a payment program.

Skip Tracing. In cases where the client’s customer’s contact information is unknown, we systematically search the U.S. Post Office National Change of Address service, consumer databases, electronic telephone directories, credit agency reports, tax assessor and voter registration records, motor vehicle registrations, military records, and other sources. The geographic expansion of banks, credit card companies, national and regional telecommunications companies, and managed healthcare providers, along with the mobility of consumers, has increased the demand for locating the client’s customers. Once we have located the client’s customer, the notification process can begin.

First Party Early Stage Delinquency Calls. Although companies understand the importance of contacting customers early in the delinquency cycle, some do not possess the resources necessary to sustain consistent and cost-effective outbound telephone campaigns. We provide a customized, service approach to contact our clients’ customers and remind them of their obligation to pay their accounts.

We typically conduct reminder calls in the client’s name to recently past due customers and courtesy collection calls to more seriously delinquent customers. Our representatives leave courteous messages if telephone contact attempts are unsuccessful after the second day.

Third Party Collection Services. The most common challenges encountered by service providers is how to prompt seriously delinquent customers to make payment before they are charged off as uncollectible or to collect the full balance after charge-off. Our Third Party Collection Services communicate a sense of urgency to seriously delinquent customers during these periods, reducing net charge-offs and the cost of collection.

Credit Reporting. Credit bureau reporting is used as a collection tool in accordance with NCO’s policy, federal statutes, and client guidelines. At a client’s request, we will electronically report delinquent accounts to one or more of the national credit bureaus where it will remain for a period of up to seven years. The possible denial of future credit often motivates the resolution of past due accounts.

Payment Process. After we receive payment from the client’s customer, depending on the terms of our contract with the client, we can either remit the amount received minus our fee to the client or remit the entire amount received to the client and subsequently bill the client for our collection services.

Activity Reports. Clients are provided with a system-generated set of customized reports that fully describe all account activity and current status. These reports are typically generated monthly; however, the information included in the report and the frequency that the reports are generated can be modified to meet the needs of the client.

Quality Tracking. We emphasize quality control throughout all phases of the accounts receivable management and collection process. Some clients may specify an enhanced level of supervisory review and others may request customized quality reports. Large financial services organizations will typically have exacting performance standards which require sophisticated capabilities, such as documented complaint tracking and specialized software to track quality metrics to facilitate the comparison of our performance to that of our peers.

Customer Relationship Management

Our CRM services allow our clients to strengthen their customer relationships by providing a high level of support to their customers and generate incremental sales by acquiring new customers. We design and implement customized outsourced customer care solutions including the following:

Customer Care and Retention. Our representatives specialize in developing and maintaining the relationships that our clients value. Customer care programs vary depending upon each client’s specific goals, but often include services such as customer development and outbound and inbound calling campaigns. Our representatives handle customer care inquiries such as billing questions, product and service inquiries, and complaint resolution. We also place calls on behalf of clients in welcoming new customers, retaining current customers, delivering notifications and conducting market research or satisfaction surveys. All programs include specialized training so every representative is a seamless extension of our clients’ businesses.

Customer Acquisition and Sales. We support inbound and outbound sales efforts by conducting customized programs designed to acquire new customers, renew current customers, and win back or win over targeted customers. We execute every phase of the sales order process, pre- and post-sale, from answering product related questions and making sales presentations to up selling, cross selling and order processing.

Product and Technical Support. In support of the increasing dependence of customers and businesses on technology, prompt and accurate responses to technology complaints, product-related support issues, and service related concerns has become a cornerstone to maintaining high customer satisfaction and achieving retention goals. Our product support services include help desk, troubleshooting, warranty, recall, and upgrade support. We strive for first call resolution and are committed to meeting client service level requirements. Our highly trained customer contact staff is knowledgeable in all components of technical support and help desk related service requirements, and is adept at troubleshooting, evaluation and escalation procedures and resolving complaints quickly and effectively to increase our clients’ customer retention and loyalty.

Interactive Voice Response. We use interactive voice response technology to cost-effectively facilitate customer care for our clients. Customers can efficiently obtain account balance information, transfer funds, place an order, check status of an order, pay a bill, or answer a survey. Incoming calls are routed to representatives through systematic call transfer protocols or as a result of a toll-free number being included on customer correspondence. The process is completely automated, and if the caller wants to speak to a representative they can choose to be connected to a live NCO customer service professional. This combination of live and recorded telephone interaction benefits the customer through efficient, 24-hour service, and decreased operating costs.

Email Management. The key to attracting and retaining customers is easy accessibility. Our email management services allow our clients’ customers to communicate with them whenever, day or night, 24 hours a day, seven days a week. Our response generation and intelligent routing provide an efficient means to respond to customer needs while increasing our clients’ operational effectiveness and decreasing their costs.

Web Chat. We have the ability to communicate with clients’ customers through our live Web chat service. Faster than email, our Web chat solution allows customers to interact with agents in real time. We can leverage our Web chat technology to provide customer care, answer product questions, or offer technical support.

In-Language Contact. Our global network of call centers support all major languages, including English, Spanish, French, Arabic, Korean, Hindi, Polish, Russian, Tagalog, and numerous Asian dialects. We have a wealth of experience supporting multilingual programs and can work with clients to meet any language requirement.

Facilities Management. Our Facilities Management Services allow us to take on operational responsibility for an existing call center facility when outsourcing to an alternate location is not in our clients’ best interests.

Portfolio Management

Since 1991, we have purchased, collected and managed portfolios of purchased accounts receivable. These portfolios have consisted primarily of delinquent accounts receivable. We are ranked among the top 10 debt purchasers, according to data gathered by Credit & Collections World, an industry analyst, serving numerous domestic and international market sectors, including financial services, healthcare, telecommunications, and utilities.

Additional Services

We selectively provide other related services that complement our traditional ARM and CRM businesses and leverage our technological infrastructure. We believe that the following services will provide additional growth opportunities for us:

Attorney Network Services. We coordinate and implement legal collection solutions undertaken on behalf of our clients through the management of nationwide legal resources specializing in collection litigation. Our collection support staff manages the attorney relationships and facilitates the transfer of all necessary documentation.

NCOePayments. We can provide our clients’ customers with multiple secure payment options, accessible via the telephone or the Internet, 24 hours a day, 365 days a year.

Credit and Investigative Reporting Service. We develop the information needed to profile commercial debtors and make decisions affecting extensions of credit.

Back Office Support. We can coordinate customizable back office solutions including: Billing, Payment Process, Medical Certification, Bankruptcies, and Accounting.

Technology and Infrastructure

We have implemented a scalable technical infrastructure that can flexibly support growing client volume while delivering the highest levels of service. Our customer contact centers feature state-of-the-art technologies, including predictive dialers, automated call distribution systems, digital switching, digital recording, workforce management systems and customized computer software, including the NCO ACCESS Interface Manager. As a result, we believe we are able to address outsourced business process activities more reliably and more efficiently than our competitors. Our Information Technology staff is comprised of approximately 275 employees. We provide our services through the operation of approximately 87 centers that are electronically linked through an international wide area network.

We maintain disaster recovery contingency plans and have implemented procedures to protect against the loss of data resulting from power outages, fire and other casualties. We believe fast recovery and continuous operation are ensured with multiple redundancies, uninterruptible power supplies and contracted backup and recovery services. We have implemented a security system to protect the integrity and confidentiality of our computer systems and data, and we maintain comprehensive business interruption and critical systems insurance on our telecommunications and computer systems. Our systems also permit secure network access to enable clients to electronically communicate with us and monitor operational activity on a real-time basis. We employ a variety of measures including firewalls, encryption, data access, permissions, and site security to ensure data remains safe and secure.

Our ARM call centers utilize predictive dialers with a total of over 5,000 stations to address our low-balance, high-volume accounts, and our CRM centers utilize approximately 1,400 predictive dialer stations to conduct our clients’ outbound calling campaigns. These systems scan our databases, simultaneously initiate calls on all available telephone lines, and determine if a live connection is made. Upon determining that a live connection has been made, the computer immediately switches the call to an available representative and instantaneously displays the associated account record on the representative’s workstation. Calls that reach other signals, such as a busy signal, telephone company intercept or no answer, are tagged for statistical analysis and placed in priority recall queues or multiple-pass calling cycles. The system also automates virtually all record keeping and follow-up activities including letter and report generation. Our automated method of operations dramatically improves the productivity of our staff.

Quality Assurance and Client Service

Our reputation for quality service is critical to acquiring and retaining clients. Therefore, our representatives are supervised, by both NCO and our clients, for strict compliance with client specifications and our policies. We regularly measure the quality of our services by capturing and reviewing such information as the amount of time spent talking with clients’ customers, level of customer complaints and operating performance. In order to provide ongoing improvement to our telephone representatives’ performance and to ensure compliance with our policies and standards, as well as federal, state and local guidelines, quality assurance personnel supervise each telephone representative on a frequent basis and provide ongoing training to the representative based on this review. Our information systems enable us to provide clients with reports on a real-time basis as to the status of their accounts and clients can choose to network with our computer system to access such information directly.

We maintain a client service department to promptly address client issues and questions and alert senior executives of potential problems that require their attention. In addition to addressing specific issues, a team of client service representatives contacts clients on a regular basis in order to establish a close rapport, determine clients’ overall level of satisfaction, and identify practical methods of improving their satisfaction.

Client Relationships

Our active client base currently includes over 24,000 companies in the financial services, telecommunications, healthcare, utilities, transportation/logistics, education, retail and commercial, technology, and government sectors. Our 10 largest clients in 2004 accounted for approximately 40 percent of our revenue. In 2004, our largest client was Capital One Financial Corporation and it accounted for 10.4 percent of our total revenue. No other client accounted for more than 10 percent of total revenue. In 2004, we derived 36.8 percent of our revenue, excluding purchased accounts receivable, from financial services (which includes the banking and insurance sectors), 20.3 percent from telecommunications companies, 18.6 percent from healthcare organizations, 6.6 percent from utilities, 6.4 percent from retail and commercial entities, 3.9 percent from transportation/logistics companies, 3.7 percent from educational organizations, 2.8 percent from technology companies, and 0.9 percent from government entities.

We enter into ARM contracts with most of our clients that define, among other things, fee arrangements, scope of services and termination provisions. Clients may usually terminate such contracts on 30 or 60 days notice. In the event of termination, however, clients typically do not withdraw accounts referred to us prior to the date of termination, thus providing us with an ongoing stream of revenue from such accounts, which diminish over time. Under the terms of our contracts, clients are not required to place accounts with us but do so on a discretionary basis.

We have a long-term collection contract with a large client to provide collection services. This long-term collection contract only covers placements by the client from January 1, 2000 through December 31, 2003. We receive a base service fee based on collections. We also earn a bonus to the extent collections are in excess of the guarantees. We are required to pay the client, subject to limits, if collections do not reach the guarantees. Any guarantees in excess of the limits can only be satisfied with future collections. We are entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections in excess of any remaining guarantees.

Our CRM contracts are generally for terms of up to three years. Contracts are typically terminable by either party upon 60 days notice; however, in some cases, particularly in our longer term inbound contracts which often require substantial capital expenditures on our part, a client may be required to pay us a termination fee in connection with an early termination of the contract. We have one CRM contract that contains a termination clause that requires us to pay the client a termination fee under certain circumstances.

In addition, certain inbound CRM contracts may contain minimum volume commitments requiring our clients to provide us with agreed-upon levels of calls during the terms of the contracts. Our fees for services rendered under these contracts are based on pre-determined contracted chargeable rates that may include a base rate per hour plus a higher rate or “bonus” rate if we meet pre-determined objective performance criteria. These objective performance criteria include such items as sales generated during a defined period. Additionally, we may receive additional discretionary client determined bonuses based upon criteria established by our clients.

We have certain customer contracts that provide for limited currency rate protection below certain pre-determined exchange rate levels and limited gain sharing above certain pre-determined exchange rate levels. Such contracts may mitigate certain currency risks, however, there can be no assurance that new contracts will be successfully negotiated with such provisions or that existing contract provisions will result in the reduction of currency risk for such contracts.

On occasion we enter into “forward-flow” agreements for the purchase of accounts receivable from consumer credit grantors. A forward-flow agreement is a commitment to purchase a defined volume of accounts from a seller for a designated period of time, typically three to 12 months, at a fixed price.

Personnel and Training

Our success in recruiting, hiring and training a large number of employees is critical to our ability to provide high quality BPO services programs to our clients. We seek to hire personnel with previous experience in the industry or with experience as telephone representatives. We generally offer internal promotion opportunities and competitive compensation and benefits.

All of our call center personnel receive comprehensive training that consists of three stages: Introduction Training, Behavioral Training and Functional Training. These programs are conducted through a combination of classroom and role-playing sessions. Prior to customer contact, new employees receive one week of training in our operating systems, procedures and telephone techniques and instruction in applicable federal and state regulatory requirements. Our personnel also receive a wide variety of continuing professional education and on-going refresher training, as well as additional product training on an as needed basis.

As of December 31, 2004, we had a total of approximately 13,300 full-time employees and 3,300 part-time employees, of which 14,300 are telephone representatives. Our employees are not represented by a labor union. We believe that our relations with our employees are good. In addition, as of December 31, 2004, we also utilized 500, 180 and 80 telephone representatives through a subcontractor in India, Barbados and Panama, respectively. In January 2005, we completed the acquisition of International Market Access SRL, the Barbados company that we previously utilized as a subcontractor. In February 2005, we began utilizing approximately 25 employees through a subcontractor in Antigua to provide services for our U.S. clients.

Sales and Marketing

Our sales force is organized into three functional groups to best match our sales professionals’ experience and expertise with the appropriate target market. This structure allows us to strategically allocate resources corresponding to potential revenue and partnership opportunities.

The largest group consists of approximately 300 telephone sales representatives who specialize in business-to-business BPO solutions for small to mid-sized companies.

Our core sales force, composed of approximately 70 sales professionals, is organized by industry vertical and geographical location to ensure the highest level of focus and service to potential and existing business partners. This group specializes in direct sales efforts aimed at delivering customized outsourced solutions primarily within the ARM market space.

The Enterprise Team consists of approximately five seasoned sales veterans who focus on forming and cultivating strategic, long-term partnerships with large, multinational firms in order to maximize outsourcing opportunities via our full suite of BPO services.

During the fourth quarter of 2004, we began the installation of the Client Relationship Management Module of our ERP. This module will provide new tools to support both Sales and Operations in the management of client relationships from initial identification of a prospect to the care and retention of long-term clients. The module is expected to be fully implemented by the end of the third quarter of 2005.

Our in-house marketing department provides innovative customer contact solutions and sales support by performing a wide range of personalized services such as customer database administration, advertising, marketing campaigns and direct mailings, collateral development, trade show and site visit management, market and competitive research, and more. We also maintain a dedicated team of skilled writers who prepare detailed, professional responses to formal requests for proposals and requests for information.

Competition

The BPO industry is highly competitive. We compete with a large number of ARM providers, including large national corporations such as GC Services LP, IntelliRisk Management Corporation, Outsourcing Solutions, Inc., and Risk Management Alternatives, Inc., as well as many regional and local firms. We also compete with large customer care outsourcing providers such as Convergys Corporation, Precision Response Corporation, SITEL Corporation, TeleTech Holdings, Inc., and West Corporation. Some of our competitors may offer more diversified services and/or operate in broader geographic areas than we do. In addition, many companies perform the BPO services offered by us in-house. Moreover, many larger clients retain multiple outsourcing providers, which exposes us to continuous competition in order to remain a preferred vendor. We believe that the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client’s requirements, personalized quality service, sophisticated call and information systems, and price.

Portfolio Management competes with other purchasers of consumer delinquent accounts receivable, such as Asset Acceptance Capital Corp., Asta Funding, Inc., Encore Capital Group, Inc. and Portfolio Recovery Associates, Inc. The purchased accounts receivable business has become increasingly competitive over the past few years, with several new companies entering the market. While portfolios available for sale have increased somewhat, we believe the demand outweighs the supply, which has caused pricing to increase. Our competitors may have greater access to credit to purchase portfolios than we do, and may be able to outbid us on available portfolios. We believe the primary competitive factor in this business is the ability to purchase portfolios at reasonable prices.

Regulation

Accounts Receivable Management and Collection

The ARM industry in the United States is regulated both at the federal and state level. The Federal Fair Debt Collection Practices Act, referred to as the FDCPA, regulates any person who regularly collects or attempts to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. The FDCPA establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. Additionally, the FDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. We are also subject to the Fair Credit Reporting Act, which regulates the consumer credit reporting industry and which may impose liability on us to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. The Federal Trade Commission, referred to as the FTC, has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. The ARM business is also subject to state regulation. Some states require that we be licensed as a debt collection company. We believe that we currently hold applicable licenses from all states where required.

We provide services to healthcare clients, which as providers of healthcare services are considered “covered entities” under the Health Insurance Portability and Accountability Act of 1996, referred to as HIPAA. As covered entities, our clients must comply with the new standards for privacy, transaction and code sets, and data security. Under HIPAA, we have been deemed to be a “business associate,” which requires that we protect the security and privacy of “protected health information” provided to us by our clients for the collection of payments for healthcare services. In 2003, we implemented HIPAA compliance training and awareness programs for our healthcare service employees. We also have undertaken an ongoing process to test data security at all relevant levels to ensure that we meet or exceed the electronic data security standards that become effective in April 2005. In addition, we reviewed physical security at all healthcare operation centers and, as appropriate, upgraded or added security systems to control access to all work areas.

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

In addition, the ARM industry is regulated in the United Kingdom, including a licensing requirement. If we expand our international operations, we may become subject to additional government control and regulation in other countries, which may be more onerous than those in the United States.

Several of the industries served by us are also subject to varying degrees of government regulation. Although compliance with these regulations is generally the responsibility of our clients, we could be subject to various enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

Customer Relationship Management

In the United States, there are two major federal laws that specifically address telemarketing, the Telephone Consumer Protection Act, referred to as TCPA, which authorized the Federal Communications Commission, referred to as the FCC, to adopt rules implementing the TCPA, and the Telemarketing and Consumer Fraud and Abuse Prevention Act, referred to as the Fraud Prevention Act, which authorized the FTC, to adopt the Telemarketing Sales Rule, referred to as the TSR. Over the past two years, the TSR has been amended to include several new restrictions on telemarketing activities. In addition, the states have various regulatory restrictions and requirements for telemarketing companies.

The TCPA places restrictions on unsolicited automated telephone calls to residential telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines. In addition, the regulations require CRM firms to develop a “do not call” list and to train their CRM personnel to comply with these restrictions. The TCPA creates a right of action for both consumers and state attorneys general. A court may award damages or impose penalties of $500 per violation, which may be trebled for willful or knowing violations. Currently, we train our service representatives to comply with the regulations of the TCPA. On March 11, 2003, the Do-Not-Call Implementation Act, referred to as the Do-Not-Call Act, was signed into law. The Do-Not-Call Act required the FCC to issue final rules under the TCPA to maximize the consistency of the TCPA with the FTC’s December 18, 2002 amendments to the TSR, as discussed below. Accordingly, on July 3, 2003, the FCC issued rules regarding the national do-not-call registry, call abandonment and caller ID requirements.

The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Pursuant to its general enforcement powers, the FTC can obtain a variety of types of equitable relief, including injunctions, refunds, disgorgement, the posting of bonds and bars from continuing to do business for a violation of the acts and regulations it enforces.

The FTC also administers the Fraud Prevention Act under which the FTC has issued the TSR prohibiting a variety of deceptive, unfair or abusive practices in direct telephone sales. Generally, these rules prohibit misrepresentations of the cost, quantity, terms, restrictions, performance or characteristics of products or services offered by telephone solicitation or of refund, cancellation or exchange policies. The rules also regulate the use of prize promotions in direct telephone sales to prevent deception and require that a telemarketer identify promptly and clearly the seller on whose behalf the CRM representative is calling, the purpose of the call, the nature of the goods or services offered and that no purchase or payment is necessary to win a prize. The regulations also require that providers of services maintain records on various aspects of their businesses.

On December 18, 2002, the FTC amended the TSR. The major change was the creation of a centralized national “do not call” registry. Federal enforcement of the National Do Not Call Registry began on October 1, 2003. A consumer who receives a telemarketing call despite being on the registry can file a complaint with the FTC, either online or by calling a toll free number. Violators could be fined up to $11,000 per incident. In addition, the amended TSR restricts call abandonment (with certain safe harbors) and unauthorized billing. Further, as of January 29, 2004, the amended TSR requires telemarketers to transmit their telephone numbers and, if possible, their names to consumers’ “caller id” services.

At the state level, most states have enacted consumer protection statutes prohibiting unfair or deceptive acts or practices as they relate to telemarketing sales. For example, telephone sales in certain states are not final until a written contract is delivered to and signed by the buyer, and such a contract often may be canceled within three business days. At least one state also prohibits parties conducting direct telephone sales from requesting credit card numbers in certain situations, and several other states require certain providers of such services to register annually, post bonds or submit sales scripts to the state’s attorney general. Under these general enabling statutes, depending on the willfulness and severity of the violation, penalties can include imprisonment, fines and a range of equitable remedies such as consumer redress or the posting of bonds before continuing in business.

Additionally, some states have enacted laws and others are considering enacting laws targeted at direct telephone sales practices. Some examples include laws regulating electronic monitoring of telephone calls and laws prohibiting any interference by direct telephone sales with “caller id” devices. Most of these statutes allow a private right of action for the recovery of damages or provide for enforcement by state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees. There can be no assurance that any such laws, if enacted, will not adversely affect or limit our current or future operations.

To date, fourteen states have established statewide “do not call” lists. Twenty-six states have opted to use the FTC’s Do Not Call list as the official state list.

The industries we serve are also subject to government regulation, and, from time to time, bills are introduced in Congress, which, if enacted, could affect our operations. We, and our employees who sell insurance products, are required to be licensed by various state and provincial insurance commissions for the particular type of insurance product to be sold and are required to participate in regular continuing education programs.

Telecommunications is another industry we serve that is subject to government regulation. For example, “slamming” is the illegal practice of changing a consumer’s telephone service without permission. The FCC has promulgated regulations regarding slamming rules that apply solely to the telecommunications carrier and not the telemarketer or the independent party verifying the service change. However, some state slamming rules may extend liability for violations to agents and other representatives of telecommunications carriers, such as telemarketers.

Our representatives undergo an extensive training program, part of which is designed to educate them about applicable laws and regulations and to try to ensure their compliance with such laws and regulations. Also, we program our call management system to avoid initiating telephone calls during restricted hours or to individuals maintained on our “do not call” list. We believe that we operate in compliance with all applicable laws and regulations.

In Canada, the Canadian Radio-Television and Telecommunications Commission, referred to as CRTC, enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. Companies that violate any of the restrictions on unsolicited calls may have their telephone service terminated after two business days’ notice from the telephone company. Effective October 1, 2004, the CRTC required telemarketers to provide consumers with a unique registration number confirming a consumer’s do not call request.

In 2001, the federal government of Canada enacted the Personal Information Protection and Electronic Documents Act, referred to as the Federal Act. Effective January 1, 2004, the Federal Act requires all commercial enterprises to obtain consent for the collection, use, and disclosure of an individual’s personal information. Failure to comply with the Federal Act could result in significant fines and penalties or possible damage awards for the tort of public humiliation. In addition to the foregoing sanctions, the Federal Act also contemplates that any finding of an improper use of personal information will be subject to public disclosure by the Privacy Commissioner. The Federal Act permits any Province of Canada to enact substantially similar legislation governing the subject matter of the Federal Act, in which case the legislation of the Province will override the provisions of the Federal Act. Our Canadian operations are located primarily in the Provinces of Ontario, British Columbia and New Brunswick. British Columbia has enacted legislation, referred to as the B.C. Act, governing the subject matter of the Federal Act. The federal government of Canada has not yet declared the B.C. Act substantially similar to the Federal Act. Until such time as the federal government of Canada makes such declaration, both the B.C. Act and the Federal Act will apply concurrently to our operations in British Columbia. Though neither has yet enacted legislation which is substantially similar to the Federal Act, both Ontario and New Brunswick have indicated that they may enact legislation governing the subject matter of the Federal Act. Failure to comply with the Federal Act, the B.C. Act, as well as, any such future legislation enacted by Ontario, New Brunswick or any other provinces in which we operate, may have an adverse affect on, or limit our current or future, operations.

The Competition Act contains a number of provisions that regulate the conduct of telemarketers in Canada, in particular the manner in which outbound calls are to be conducted. Failure to comply with such legislation could adversely affect our business.

We devote significant and continuous efforts, through training of personnel and monitoring of compliance, to ensure that we comply with all federal and state regulatory requirements. We believe that we are in material compliance with all such regulatory requirements.

Segment and Geographical Financial Information

See note 19 in our Notes to Consolidated Financial Statements for disclosure of financial information regarding our segments and geographic areas.

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

Terrorist attacks in the United States and abroad, as well as war and threats of war or actual conflicts involving the United States or other countries in which we operate, may adversely impact our operations, including affecting our ability to collect our clients’ accounts receivable. More generally, any of these events could cause consumer confidence and spending to decrease. They could also result in an adverse effect on the economies of the United States and other countries in which we operate. Any of these occurrences could have a material adverse effect on our results of operations, collections and revenue, and may result in the volatility of the market price for our common stock.

Our business is dependent on our ability to grow internally.

Our business is dependent on our ability to grow internally, which is dependent upon:

•	our ability to retain existing clients and expand our existing client relationships; and
•	our ability to attract new clients.

Our ability to retain existing clients and expand those relationships is subject to a number of risks, including the risk that:

•	we fail to maintain the quality of services we provide to our clients;
•	we fail to maintain the level of attention expected by our clients;
•	we fail to successfully leverage our existing client relationships to sell additional services; and
•	we fail to maintain competitively priced services to our clients.

Our ability to attract new clients is subject to a number of risks, including:

•	the market acceptance of our service offerings;
•	the quality and effectiveness of our sales force; and
•	the competitive factors within the BPO industry.

If our efforts to retain and expand our client relationships and to attract new clients do not prove effective, it could have a materially adverse effect on our business, results of operations and financial condition.

Implementation of our ERP system could cause business interruptions and negatively affect our profitability and cash flows.

During 2004, we began planning for the implementation of an ERP system, and the first phase was rolled out on January 1, 2005. We expect the implementation, as currently planned, will be completed in several phases through 2006. Implementation of ERP systems and the accompanying software carry risks such as cost overruns, project delays, business interruptions and delays, and the diversion of management’s attention from operations. These risks could adversely affect us, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive.

Our success depends in large part on our sophisticated telecommunications and computer systems. We use these systems to identify and contact large numbers of debtors and record the results of our collection efforts, as well as to provide customer service to our clients’ customers. If we are not able to respond to technological changes in telecommunications and computer systems in a timely manner, we may not be able to remain competitive. We have made a significant investment in technology to remain competitive and we anticipate that it will be necessary to continue to do so in the future. Telecommunications and computer technologies are changing rapidly and are characterized by short product life cycles, so we must anticipate technological developments. If we are not successful in anticipating, managing, or adopting technological changes on a timely basis or if we do not have the capital resources available to invest in new technologies, our business could be materially adversely affected.

We are highly dependent on our telecommunications and computer systems.

As noted above, our business is highly dependent on our telecommunications and computer systems. These systems could be interrupted by terrorist acts, natural disasters, power losses, or similar events. Our business is also materially dependent on services provided by various local and long distance telephone companies. If our equipment or systems cease to work or become unavailable, or if there is any significant interruption in telephone services, we may be prevented from providing services. Because we generally recognize revenue only as ARM accounts are collected and CRM services are provided, any failure or interruption of services would mean that we would continue to incur payroll and other expenses without any corresponding income.

An increase in communication rates or a significant interruption in communication service could harm our business.

Our ability to offer services at competitive rates is highly dependent upon the cost of communication services provided by various local and long distance telephone companies. Any change in the telecommunications market that would affect our ability to obtain favorable rates on communication services could harm our business. Moreover, any significant interruption in communication service or developments that could limit the ability of telephone companies to provide us with increased capacity in the future could harm existing operations and prospects for future growth.

We compete with a large number of providers in the ARM and CRM industries, and other purchasers of consumer debt. This competition could have a materially adverse effect on our future financial results.

We compete with a large number of companies in the industries in which we provide services. In the ARM industry, we compete with other sizable corporations in the United States and abroad such as GC Services LP, IntelliRisk Management Corporation, Outsourcing Solutions, Inc., and Risk Management Alternatives, Inc., as well as many regional and local firms. In the CRM industry, we compete with large customer care outsourcing providers such as Convergys Corporation, Precision Response Corporation, SITEL Corporation, TeleTech Holdings, Inc., and West Corporation. We may lose business to competitors that offer more diversified services and/or operate in broader geographic areas than we do. We may also lose business to regional or local firms who are able to use their proximity to or contacts at local clients as a marketing advantage. In addition, many companies perform the BPO services offered by us in-house. Many larger clients retain multiple BPO providers, which exposes us to continuous competition in order to remain a preferred provider. Because of this competition, in the future we may have to reduce our fees to remain competitive and this competition could have a materially adverse effect on our future financial results.

Portfolio Management competes with other purchasers of consumer delinquent accounts receivable, such as Asset Acceptance Capital Corp., Asta Funding, Inc., Encore Capital Group, Inc. and Portfolio Recovery Associates, Inc. The purchased accounts receivable business has become increasingly competitive over the past few years, with several new companies entering the market. While the number of portfolios available for sale have increased, we believe the demand outweighs the supply, which has caused pricing to increase. Our competitors may have greater access to credit to purchase portfolios than we do, and may be able to outbid us on available portfolios. In the future we may have to pay more for our portfolios, which could have an adverse impact on our financial results.

Many of our clients are concentrated in the financial services, telecommunications, and healthcare sectors. If any of these sectors performs poorly or if there are any adverse trends in these sectors it could materially adversely affect us.

For the year ended December 31, 2004, we derived approximately 36.8 percent of our revenue, excluding purchased accounts receivable, from clients in the financial services sector, approximately 20.3 percent of our revenue from clients in the telecommunications industry, and approximately 18.6 percent of our revenue from clients in the healthcare sector. If any of these sectors performs poorly, clients in these sectors may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in any of these sectors to reduce or eliminate the use of third-party BPO service providers, it could harm our business.

We have international operations and utilize foreign sources of labor, and various factors relating to our international operations, including fluctuations in currency exchange rates, could adversely affect our results of operations.

Approximately 4.6% of our 2004 revenues were derived from clients in Canada and the United Kingdom for ARM services. Political or economic instability in Canada or the United Kingdom could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenue, costs of operations and profit results could also be affected by a number of other factors related to our international operations, including changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements, and local tax issues. Unanticipated currency fluctuations in the Canadian Dollar, British Pound or Euro could lead to lower reported consolidated results of operations due to the translation of these currencies into U.S. dollars when we consolidate our financial results.

We provide ARM and CRM services to our U.S. clients utilizing foreign sources of labor through call centers in Canada, India, Barbados, the Philippines, Panama, and Antigua. Any political or economic instability in these countries could have an adverse impact on our results of operations. A decrease in the value of the U.S. dollar in relation to the currencies of the countries in which we operate could increase our cost of doing business in those countries. In addition, we expect to expand our operations into other countries and, accordingly, will face similar exchange rate risk with respect to the costs of doing business in such countries as a result of any decreases in the value of the U.S. dollar in relation to the currencies of such countries. There is no guarantee that we will be able to successfully hedge our foreign currency exposure in the future.

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

From time to time, we may seek to make opportunistic acquisitions of companies in the BPO business. We may be unable to make acquisitions because suitable companies in the BPO business are not available at favorable prices due to increased competition for these companies.

We may have to borrow money, incur liabilities, or sell or issue stock to pay for future acquisitions and we may not be able to do so at all or on terms favorable to us. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources. If we issue stock for all or a portion of the purchase price for future acquisitions, our shareholders’ ownership interest may be diluted. If the price of our common stock decreases or potential sellers are not willing to accept our common stock as payment for the sale of their businesses, we may be required to use more of our cash resources, if available, in order to continue our acquisition program.

Completing acquisitions involves a number of risks, including diverting management’s attention from our daily operations and other additional management, operational and financial resources. We might not be able to successfully integrate future acquisitions into our business or operate the acquired businesses profitably, and we may be subject to unanticipated problems and liabilities of acquired companies.

We are dependent on our employees and a higher turnover rate would have a material adverse effect on us. In the past, some of our employees have attempted to organize labor unions.

We are dependent on our ability to attract, hire and retain qualified employees. The BPO industry, by its nature, is labor intensive and experiences a high employee turnover rate. Many of our employees receive modest hourly wages and some of these employees are employed on a part-time basis. A higher turnover rate among our employees would increase our recruiting and training costs and could materially adversely impact the quality of services we provide to our clients. If we were unable to recruit and retain a sufficient number of employees, we would be forced to limit our growth or possibly curtail our operations. Growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. We cannot assure you that we will be able to continue to hire, train and retain a sufficient number of qualified employees to meet the needs of our business or to support our growth. If we are unable to do so, our results of operations could be harmed. Any increase in hourly wages, costs of employee benefits or employment taxes could also have a materially adverse affect.

In the past, some of our employees have attempted to organize a labor union. If any of our employees are successful in organizing a labor union at any of our locations, it could further increase labor costs and could decrease operating efficiency and productivity in the future.

We may experience variations from quarter to quarter in operating results and net income that could adversely affect the price of our common stock.

Factors that could cause quarterly fluctuations include, among other things, the following:

•	the timing of our clients’ programs and the commencement of new contracts and termination of existing contracts;
•	the timing and amount of collections on purchased accounts receivable;
•	customer contracts that require us to incur costs in periods prior to recognizing revenue under those contracts;
•	the effects of a change of business mix on profit margins;
•	the timing of additional selling, general and administrative expenses to support new business;
•	fluctuations in foreign currency exchange rates;
•	the amount and timing of new business;
•	the costs and timing of completion and integration of acquisitions; and
•	that our business tends to be slower in the third and fourth quarters of the year due to the summer and holiday seasons.

If we do not achieve the results projected in our public forecasts, it could have a materially adverse effect on the market price of our common stock.

We routinely publicly announce investor guidance concerning our expected results of operations. Our investor guidance contains forward-looking statements and may be affected by various factors discussed in “Investment Considerations” and elsewhere in this Annual Report on Form 10-K that may cause actual results to differ materially from the results discussed in the investor guidance. Our investor guidance reflects numerous assumptions, including our anticipated future performance, general business and economic conditions and other matters, some of which are beyond our control. In addition, unanticipated events and circumstances may affect our actual financial results. Our investor guidance is not a guarantee of future performance and the actual results throughout the periods covered by the investor guidance may vary from the projected results. If we do not achieve the results projected in our investor guidance, it could have a materially adverse effect on the market price of our common stock.

Goodwill and other intangible assets represented 57.0 percent of our total assets at December 31, 2004. If the goodwill or the other intangible assets, primarily our customer relationships, are deemed to be impaired, we may need to take a charge to earnings to write-down the goodwill or other intangibles to its fair value.

Our balance sheet includes goodwill, which represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Other intangibles are primarily composed of customer relationships, which represents the information and regular contact we have with our clients.

Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangibles,” referred to as SFAS 142, goodwill is no longer amortized but must be tested at least annually for impairment. The annual impairment test is completed as of October 1st of each year. The test for impairment uses a fair value based approach, whereby if the implied fair value of a reporting unit’s goodwill is less than its carrying amount, goodwill would be considered impaired. We make significant assumptions to estimate the future revenue and cash flows used to determine the fair value of our reporting units. If the expected revenue and cash flows are not realized or if a sustained significant depression in our market capitalization indicates that our assumptions are not accurately estimating our fair value, impairment losses may be recorded in the future.

SFAS 142 also requires our other intangibles, including customer relationships, to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The loss of a larger client could require a review of the customer relationship for impairment. We made significant assumptions to estimate the future cash flows used to determine the fair value of the customer relationship. If we lost a significant customer relationship, the future cash flows expected to be generated by the customer relationship would be less then the carrying amount, and an impairment loss may be recorded.

As of December 31, 2004, our balance sheet included goodwill and other intangibles that represented 54.7 percent and 2.3 percent of total assets, respectively, and 87.6 percent and 3.6 percent of shareholders’ equity, respectively. If our goodwill or customer relationships are deemed to be impaired under SFAS 142, we may need to take a charge to earnings to write-down the asset to its fair value and this could have a materially adverse effect on the market price of our common stock.

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

The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	announcements of fluctuations in our operating results or our competitors’ operating results;
•	the timing and announcement of acquisitions by us or our competitors;
•	changes in our publicly available guidance of future results of operations;

•	government regulatory action;
•	changes in estimates or recommendations by securities analysts;
•	adverse or unfavorable publicity about us, our services, or our competitors;
•	the commencement of material litigation, or an unfavorable verdict, against us;
•	terrorist attacks, war and threats of attacks and war;
•	additions or departures of key personnel; and
•	sales of common stock.

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

Sales of our common stock could adversely affect the market price of our common stock and could impair our future ability to raise capital through the sale of equity securities or make acquisitions for stock. As of March 14, 2005, there were 32,081,981 shares of our common stock outstanding. Most of these shares are available for resale in the public market without restriction, except for shares held by our affiliates. Generally, our affiliates may either sell their shares under a registration statement or in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

In addition, as of March 14, 2005, we had the authority to issue up to approximately 5,858,205 shares of our common stock under our stock option plans. We also had outstanding notes convertible into an aggregate of 3,797,084 shares of our common stock at a conversion price of $32.92 per share. Additionally, we had outstanding warrants to purchase approximately 21,762 shares of our common stock at $32.97 per share, and 323,000 warrants assumed in connection with the RMH acquisition at a weighted average price of $39.38 per share.

“Anti-takeover” provisions may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to shareholders.

We are a Pennsylvania corporation. Anti-takeover provisions under Pennsylvania law and our charter and bylaws could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of our common stock and could reduce the amount that shareholders might receive if we are sold. For example, our charter provides that our board of directors may issue up to 5,000,000 shares of preferred stock without shareholder approval. In addition, our bylaws provide for a classified board, with each board member serving a staggered three-year term. Directors may be removed only for cause and only with the approval of the holders of at least 65 percent of our common stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Beginning in early 2003, we began a process to document and evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal controls over financial reporting; (ii) take steps to improve control processes, where appropriate; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal controls over financial reporting and our independent auditors’ audit of that assessment have resulted, and are likely to continue to result, in increased expenses. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Risks Related to our ARM Business

We are subject to business-related risks specific to the ARM business. Some of those risks are:

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

Most of our ARM contracts do not require clients to place accounts with us, may be terminated on 30 or 60 days notice and are on a contingent fee basis. We cannot guarantee that existing clients will continue to use our services at historical levels, if at all.

Under the terms of most of our ARM contracts, clients are not required to give accounts to us for collection and usually have the right to terminate our services on 30 or 60 days notice. Accordingly, we cannot guarantee that existing clients will continue to use our services at historical levels, if at all. In addition, most of these contracts provide that we are entitled to be paid only when we collect accounts. Therefore, under applicable accounting principles, we can recognize revenues only upon the collection of funds on behalf of clients.

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

Risks Related to our CRM Business

We are engaged in the outsourced CRM business, which has additional business risks that may have an adverse effect on us. Some of those risks are:

Consumer resistance to outbound services could harm the CRM services industry.

As the CRM services industry continues to grow, the effectiveness of CRM services as a direct marketing tool may decrease as a result of consumer saturation and increased consumer resistance to customer acquisition activities, particularly direct sales.

Government regulation of the CRM industry and the industries we serve may increase our costs and restrict the operation and growth of our CRM business.

The CRM services industry is subject to an increasing amount of regulation in the United States and Canada. In the United States, the FCC places restrictions on unsolicited automated telephone calls to residential telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines, and requires CRM firms to develop a “do not call” list and to train their CRM personnel to comply with these restrictions. The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the Federal Trade Commission, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. The Canadian Radio-Television and Telecommunications Commission enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. We cannot assure you that we will be in compliance with all applicable regulations at all times. We also cannot assure you that new laws, if enacted, will not adversely affect or limit our current or future operations.

Several of the industries we serve, particularly the insurance, financial services and telecommunications industries, are subject to government regulation. We could be subject to a variety of private actions or regulatory enforcement for our failure or the failure of our clients to comply with these regulations. Our results of operations could be adversely impacted if the effect of government regulation of the industries we serve is to reduce the demand for our CRM services or expose us to potential liability. We, and our employees who sell insurance products, are required to be licensed by various state insurance commissions for the particular type of insurance product sold and to participate in regular continuing education programs. Our participation in these insurance programs requires us to comply with certain state regulations, changes in which could materially increase our operating costs associated with complying with these regulations.

The CRM division relies on a few major clients for a significant portion of its revenues. The loss of any of these clients or their failure to pay us could reduce revenues and adversely affect results of operations.

The CRM division is characterized by substantial revenues from a few key clients. While no individual client represented more than 10 percent of our consolidated revenue, we are exposed to customer concentration within this division. Most of these clients are not contractually obligated to continue to use our services at historic levels or at all. If any of these clients were to significantly reduce the amount of service, fail to pay, or terminate the relationship altogether, our CRM business could be harmed.

A decrease in demand for CRM services in one or more of the industries to which we provide services could reduce revenues and adversely affect results of operations.

Our CRM business is concentrated in the telecommunications industry. During 2004, announcements were made by a number of telecommunications companies that they were significantly reducing their participation in consumer markets. As a result, there have been reductions of services performed for certain of our telecommunications clients. A further reduction of such services or the elimination of the use of outsourced CRM services in this or any other industry could harm our CRM business.

Risks Related to our Purchased Accounts Receivable Business

We are subject to additional business-related risks common to the purchase and management of defaulted consumer accounts receivable business. Some of those risks are:

Collections may not be sufficient to recover the cost of investments in purchased accounts receivable and support operations.

We purchase past due accounts receivable generated primarily by consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. The accounts receivable are purchased from consumer creditors such as banks, finance companies, retail merchants, hospitals, utilities, and other consumer-oriented companies. Substantially all of the accounts receivable consist of account balances that the credit grantor has made numerous attempts to collect, has subsequently deemed uncollectible, and charged off. After purchase, collections on accounts receivable could be reduced by consumer bankruptcy filings, which have been increasing. The accounts receivable are purchased at a significant discount, typically less than 10% of face value, to the amount the customer owes and, although we estimate that the recoveries on the accounts receivable will be in excess of the amount paid for the accounts receivable, actual recoveries on the accounts receivable will vary and may be less than the amount expected, and may even be less than the purchase price paid for such accounts. The timing or amounts to be collected on those accounts receivable cannot be assured. If cash flows from operations are less than anticipated as a result of our inability to collect accounts receivable, we may not be able to purchase new accounts receivable and our future growth and profitability will be materially adversely affected. There can be no assurance that our operating performance will be sufficient to service our debt or finance the purchase of new accounts receivable.

We use estimates in reporting results. If collections on portfolios are materially less than expected, we may be required to record impairment expenses that could have a materially adverse effect on us.

Our revenue is recognized based on estimates of future collections on portfolios of accounts receivable purchased. Although estimates are based on analytics, the actual amount collected on portfolios and the timing of those collections will differ from our estimates. If collections on portfolios are materially less than estimated, we may be required to record impairment expenses that will reduce earnings and could materially adversely affect our earnings, financial condition and creditworthiness.

In October 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual and expected cash flows from an investor’s initial investment in certain loans when such differences are attributable, in part, to credit quality. The concept of loans under SOP 03-3 includes our purchased accounts receivable portfolios. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, and amends Practice Bulletin No. 6 for loans acquired in fiscal years before the effective date. We adopted SOP 03-3 on January 1, 2005. Previously issued annual financial statements are not restated and there is no prior period effect of these new provisions (see our Critical Accounting Policies and Estimates, included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We may be adversely affected by possible shortages of available accounts receivable for purchase at favorable prices.

The availability of portfolios of past due consumer accounts receivable for purchase at favorable prices depends on a number of factors outside of our control, including the continuation of the current growth trend in consumer debt and competitive factors affecting potential purchasers and sellers of portfolios of accounts receivable. The growth in consumer debt may also be affected by changes in credit grantors’ underwriting criteria and regulations governing consumer lending. Any slowing of the consumer debt growth trend could result in less credit being extended by credit grantors. Consequently, fewer delinquent accounts receivable could be available at prices that we find attractive. If competitors raise the prices they are willing to pay for portfolios of accounts receivable above those we wish to pay, we may be unable to buy the type and quantity of past due accounts receivable at prices consistent with our historic return targets. In addition, we may overpay for portfolios of delinquent accounts receivable, which may have a materially adverse effect on our financial results.

We may be unable to compete with other purchasers of past due accounts receivable, which may have an adverse effect on our combined financial results.

We face bidding competition in our acquisitions of portfolios of past due consumer accounts receivable. Some of our existing competitors and potential new competitors may have greater financial and other resources that allow them to offer higher prices for the accounts receivable portfolios. New purchasers of such portfolios entering the market also cause upward price pressures. We may not have the resources or ability to compete successfully with our existing and potential new competitors. To remain competitive, we may have to increase our bidding prices, which may have an adverse impact on our financial results.

Item 2.	Properties.

We currently lease 67 offices in the United States, including our corporate headquarters, 15 offices in Canada, two offices in the United Kingdom, one office in Puerto Rico, one office in Barbados, and one office in the Philippines. The leases of these facilities expire between 2005 and 2016, and most contain renewal options.

We believe that our facilities are adequate for our current operations, but additional facilities may be required to support growth. We believe that suitable additional or alternative space will be available as needed on commercially reasonable terms.

Item 3.	Legal Proceedings.

FTC:

In October 2003, we were notified by the Federal Trade Commission, referred to as the FTC, that it intended to pursue a claim against us for violations of the Fair Credit Reporting Act, relating to certain aspects of our credit reporting practices during 1999 and 2000.

The allegations related primarily to a large group of consumer accounts from one client that were transitioned to us for servicing during 1999. We received incorrect information from the prior service provider at the time of transition. We became aware of the incorrect information during 2000 and ultimately removed the incorrect information from the consumers’ credit files. During the first quarter of 2004, we made a settlement offer to the FTC and recorded a charge of $1.5 million related to this matter. The FTC agreed to this settlement and the amount was paid in the second quarter of 2004. During the fourth quarter of 2004, we reached an agreement with the owners of the consumer accounts to partially reimburse us for our indemnification claims under the servicing agreement.

Fort Washington Flood:

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

In January 2004, the Court, in ruling on the preliminary objections, allowed the former landlord defendants’ suit to proceed against these individuals, but struck from the complaint the breach of fiduciary duty allegations asserting violations of duties owed by individual officers to the Company.

Securities and Exchange Commission:

In January 2005, we received notification from the Staff of the Securities and Exchange Commission, referred to as the Staff, informing us that it intended to issue a formal notification (commonly known as a “Wells notice”) to NCO and certain of its officers recommending that the

Securities and Exchange Commission, referred to as the SEC, bring civil proceedings against NCO and such officers alleging violations of certain non-fraud provisions of the federal securities laws relating to financial reporting and internal control requirements. The potential violations relate to our revenue recognition policy relating to a long-term collection contract, which we had previously corrected in 2003, and our revenue recognition policy regarding the timing of revenue recognized on certain cash receipts related to contingency revenues.

The notification from the Staff informed us that their interpretation of Staff Accounting Bulletin No. 104, referred to as SAB 104, was inconsistent with our long-standing policy with respect to the timing of revenue recognized on certain cash receipts related to contingency revenues. We previously recognized contingency fee revenue attributable to payments postmarked prior to the end of the period and received in the mail from the consumers on the first business day after such period as applicable to the prior reporting period. This revenue recognition policy had been in effect since prior to NCO becoming a public company and was consistently applied over time. We corrected our policy in order to recognize revenue when physically received. The impact of this correction was a $2.7 million reduction in revenues and a $947,000 reduction in net income, or $0.03 per diluted share, for the year ended December 31, 2004. No restatement of prior period financial statements was required for this correction.

Other:

We are involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of business. Management believes that none of these other legal proceedings, regulatory investigations, or tax examinations will have a materially adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 4.1	Executive Officers of the Registrant who are not Directors.

Name	Age	Position

Charles F. Burns	44	Executive Vice President, Business Process Outsourcing

Stephen W. Elliott	43	Executive Vice President, Information Technology and Chief Information Officer

Joshua Gindin, Esq.	48	Executive Vice President and General Counsel

Steven Leckerman	52	Executive Vice President, Chief Operating Officer – Accounts Receivable Management, North America

John R. Schwab	37	Senior Vice President, Finance and Chief Accounting Officer

Paul E. Weitzel, Jr.	46	Executive Vice President, Corporate Development and International Operations

Steven L. Winokur	45	Executive Vice President; Chief Financial Officer and Chief Operating Officer - Shared Services

Albert Zezulinski	57	Executive Vice President, Corporate and Government Affairs

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

Steven Leckerman - Mr. Leckerman joined us in 1995 as Senior Vice President, Collection Operations, became Executive Vice President, U.S. Operations in January 2001, and in August 2003 became Executive Vice President and Chief Operating Officer – Accounts Receivable Management, North America. From 1982 to 1995, Mr. Leckerman was employed by Allied Bond Corporation, a collection company that was a division of TransUnion Corporation, where he served as manager of dialer and special projects.

John R. Schwab – Mr. Schwab joined us through the acquisition of RMH Teleservices, Inc., in April 2004, where he was the Chief Financial Officer since 2003. From 2000 to 2003, Mr. Schwab was employed by Inrange Technologies, Inc., a data storage networking company, most recently as the Chief Financial Officer. Prior to that, Mr. Schwab worked for Arthur Andersen for 11 years, most recently as Senior Manager in the Growth Company Practice. Mr. Schwab is a Certified Public Accountant.

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

Steven L. Winokur - Mr. Winokur joined us in December 1995 as Executive Vice President, Finance and Chief Financial Officer, and also became Chief Operating Officer - Shared Services in August 2003. Prior to that, Mr. Winokur acted as a part-time consultant to us since 1986. From February 1992 to December 1995, Mr. Winokur was the principal of Winokur & Associates, a certified public accounting firm. From March 1981 to February 1992, Mr. Winokur was with Gross & Company, a certified public accounting firm, where he most recently served as Administrative Partner. Mr. Winokur is a Certified Public Accountant.

Albert Zezulinski - Mr. Zezulinski joined us in January 2001 as Executive Vice President, Health Services, and became Executive Vice President, Corporate and Government Affairs in May 2002. Mr. Zezulinski has more than 30 years of consulting and healthcare experience. Prior to joining us, Mr. Zezulinski was the Director of Healthcare Financial Services for BDO Seidman, LLP, an international accounting and consulting firm.

PART II

Item 5.	Market for Registrant’s Common Equity,

Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq National Market under the symbol “NCOG.” The following table sets forth, for the fiscal quarters indicated, the high and low sale prices for our common stock, as reported by Nasdaq.

		High	Low

2003
	First Quarter	$17.15	$12.55
	Second Quarter	20.43	14.50
	Third Quarter	26.00	17.14
	Fourth Quarter	26.18	20.63

2004
	First Quarter	$24.86	$20.75
	Second Quarter	26.69	22.51
	Third Quarter	26.97	24.19
	Fourth Quarter	27.70	24.19

On March 14, 2005, the last reported sale price of our common stock as reported on The Nasdaq National Market was $19.03 per share. On March 14, 2005, there were approximately 129 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our credit agreement prohibits us from paying cash dividends without the lender’s prior consent. We currently intend to retain future earnings to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other factors that our board of directors deems relevant.

Equity Compensation Plans

See Part III, Item 12, of this Annual Report on Form 10-K for disclosure regarding our equity compensation plans.

Sales of Unregistered Securities during 2004

During 2004, the Company issued 15,857 shares of common stock upon the exercise of warrants which were assumed in connection with the acquisition of RHM Teleservices, Inc. The issuance of the common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

Item 6.	Selected Financial Data.

SELECTED FINANCIAL DATA (1)

(Amounts in thousands, except per share data)

	For the years ended December 31,

	2000	2001 (2)	2002	2003	2004

Statement of Income Data:
Revenue	$587,452	$683,873	$703,450	$753,816	$939,797
Operating costs and expenses:
Payroll and related expenses	293,292	350,634	335,405	350,369	472,915
Selling, general and administrative expenses	179,924	237,690	249,672	282,268	324,187
Depreciation and amortization expense	32,360	38,205	27,324	31,628	40,225

Income from operations	81,876	57,344	91,049	89,551	102,470
Other expense	22,126	23,335	17,970	17,943	17,612

Income before provision for income taxes	59,750	34,009	73,079	71,608	84,858
Income tax expense	24,572	14,661	27,702	26,732	32,389

Income from continuing operations before minority interest	35,178	19,348	45,377	44,876	52,469
Minority interest	—	(4,310)	(3,218)	(2,430)	(606)

Income from continuing operations	35,178	15,038	42,159	42,446	51,863
Discontinued operations, net of taxes:
Income (loss) from discontinued operations	(975)	—	—	—	—
Loss on disposal of discontinued operations	(23,179)	—	—	—	—

Net income	$11,024	$15,038	$42,159	$42,446	$51,863

Income from continuing operations per share:
Basic	$1.38	$0.58	$1.63	$1.64	$1.71

Diluted	$1.36	$0.58	$1.54	$1.54	$1.60

Net income per share:
Basic	$0.43	$0.58	$1.63	$1.64	$1.71

Diluted	$0.43	$0.58	$1.54	$1.54	$1.60

Weighted average shares outstanding:
Basic	25,587	25,773	25,890	25,934	30,397

Diluted	25,842	26,091	29,829	29,895	34,652

	December 31,

	2000	2001	2002	2003	2004

Balance Sheet Data:
Cash and cash equivalents	$13,490	$32,161	$25,159	$45,644	$26,334
Working capital	76,824	97,478	107,731	106,409	70,470
Total assets	781,257	928,864	966,281	946,111	1,113,889
Long-term debt, net of current portion	303,920	357,868	334,423	248,964	186,339
Minority interest	—	21,213	24,427	26,848	—
Shareholders’ equity	375,464	392,302	435,762	490,417	695,601

(1)

The years ended December 31, 2000 and 2001, included goodwill amortization expense, net of tax, of $11.8 million and $11.9 million, respectively. In accordance with the adoption of FASB 142, we stopped amortizing goodwill on January 1, 2002.

This data should be read in conjunction with the consolidated financial statements, including the accompanying notes, included elsewhere in this this Report on Form 10-K.

(2)	The year ended December 31, 2001, included flood and restructuring related charges, net of tax, of $14.5 million.

Item 7.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations.

Overview

We are a global provider of business process outsourcing services, referred to as BPO, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM, serving a wide range of clients in North America and abroad through our global network of approximately 87 offices. We also purchase and manage past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer-oriented companies.

We generate approximately 63 percent of our ARM revenue from the recovery of delinquent accounts receivable on a contingency fee basis. Our ARM contingency fees range from six percent for the management of accounts placed early in the accounts receivable cycle to 50 percent for accounts that have been serviced extensively by the client or by third-party providers. Our average fee for ARM contingency-based revenue across all industries, excluding the long-term collection contract, was approximately 19 percent during 2004, 2003 and 2002. In addition, we generate revenue from fixed fee services for certain ARM services. Generally, revenue is earned and recognized upon collection of accounts receivable for contingency fee services and as work is performed for fixed fee services. We enter into contracts with most of our clients that define, among other things, fee arrangements, scope of services, and termination provisions. Clients typically have the right to terminate their contracts on 30 or 60 days’ notice.

Approximately 73 percent of our CRM revenue is generated from inbound services, which consist primarily of customer service and technical support programs, although some acquisition and retention services are also performed on an inbound basis. Inbound services involve the processing of incoming calls, often placed by our clients’ customers using toll-free numbers, to a customer service representative for service, order fulfillment or information. Outbound services, which consist of customer acquisition and customer retention services, represented approximately 27 percent of our CRM revenue.

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

We have grown rapidly, through both internal growth as well as acquisitions. During 2004, we completed two acquisitions: the minority interest of NCO Portfolio Management, Inc., referred to as NCO Portfolio, in March 2004, and RMH Teleservices, Inc., referred to as RMH, in April 2004. The acquisition of RMH created our CRM division, which added $159.0 million to revenue and $4.6 million to net income from the date of acquisition through December 31, 2004.

In January 2005, we received notification from the Staff of the SEC that their interpretation of Staff Accounting Bulletin No. 104, referred to as SAB 104, was inconsistent with our long-standing policy with respect to the timing of revenue recognized on certain cash receipts related to contingency revenues. We previously recognized contingency fee revenue attributable to payments postmarked prior to the end of the period and received in the mail from the consumers on the first business day after such period as applicable to the prior reporting period. This revenue recognition policy had been in effect since prior to NCO becoming a public company and was consistently applied over time. We corrected our policy in order to recognize revenue when physically received. The impact of this correction was a $2.7 million reduction in revenue and a $947,000 reduction in net income, or $0.03 per diluted share, for the year ended December 31, 2004. No restatement of prior period financial statements was required for this correction.

In January 2005, we completed the acquisition of International Market Access SRL, a Barbados company that we previously utilized as a subcontractor. In February 2005, we began utilizing a subcontractor in Antigua to provide services for our U.S. clients.

Effective July 1, 2004, we reorganized our business segments to facilitate the expansion of our international operations. The Canadian ARM business, previously reported in ARM International, has been combined with ARM U.S., and this division has been renamed ARM North America. The United Kingdom subsidiary continues to operate as ARM International. The information presented below has been restated to reflect this reorganization.

Our business currently consists of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International.

Critical Accounting Policies and Estimates

General

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies and estimates that are the most critical and could have the most impact on our results of operations. For a discussion of these and other accounting policies, see note 2 in our Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets

Our balance sheet includes amounts designated as “Goodwill” and “Other intangibles.” Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Other intangible assets consist primarily of customer relationships and deferred financing costs, which relate to debt issuance costs incurred.

As of December 31, 2004, our balance sheet included goodwill and other intangibles that represented 54.7 percent and 2.3 percent of total assets, respectively, and 87.6 percent and 3.6 percent of shareholders’ equity, respectively.

Goodwill is tested for impairment at least annually and as triggering events occur. The annual impairment test is completed as of October 1st of each year. The test for impairment is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of the impairment, if applicable. The first test for potential impairment uses a fair value based approach, whereby the implied fair value of a reporting unit’s goodwill is compared to its carrying amount, if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired and we would be required to take a charge to earnings, which could be material. We did not record any impairment charges in connection with the annual impairment tests performed on October 1, 2004, 2003 and 2002, and we do not believe that goodwill was impaired as of December 31, 2004.

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

Revenue Recognition for Purchased Accounts Receivable

In the ordinary course of accounting for purchased accounts receivable, estimates have been made by management as to the amount of future cash flows expected from each portfolio. We have maintained historical collection records for all of our purchased accounts receivable, as well as debtor records, since our entrance into this business in 1991 and for the acquired predecessor business since 1986, which provides us a reasonable basis for our judgment that it is probable that we will ultimately collect the recorded amount of our purchased accounts receivable plus a premium or yield. The historical collection amounts also provide a reasonable basis for determining the timing of the collections. We use all available information to forecast the cash flows of our purchased accounts receivable including, but not limited to, historical collections, payment patterns on similar purchases, credit scores of the underlying debtors, seller’s credit policies, and location of the debtor. The estimated future cash flow of each portfolio is used to compute the internal rate of return, referred to as the IRR, for each portfolio. The IRR is used to allocate collections between revenue and amortization of the carrying values of the purchased accounts receivable.

On an ongoing basis, we compare the historical trends of each portfolio to projected collections. Projected collections are then increased, within preset limits, or decreased based on the actual cumulative performance of each portfolio. We review each portfolio’s adjusted projected collections to determine if further downward or upward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its best efforts to improve under-performing portfolios. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period. For the year ended December 31, 2004, differences between actual and estimated collections on existing portfolios, as of the beginning of 2004, resulted in an increase in net income of $5.4 million, or $0.16 per diluted share. For the year ended December 31, 2003, differences between actual and estimated collections on existing portfolios, as of the beginning of 2003, resulted in a reduction in net income of $114,000 and no change in diluted earnings per share. For the year ended December 31, 2002, differences between actual and estimated collections on existing portfolios, as of the beginning of 2002, resulted in a reduction in net income of $3.0 million, or $0.10 per diluted share.

If management came to a different conclusion as to the future estimated collections, it could have had a significant impact on the amount of revenue that was recorded from the purchased accounts receivable during the year ended December 31, 2004. For example, a five percent increase in the amount of future expected collections would have resulted in a $536,000, or $0.02 per diluted share, increase in net income for 2004, and a five percent decrease in the amount of future expected collections would have resulted in an $589,000, or $0.02 per diluted share, reduction in net income for 2004.

On January 1, 2005, we adopted AICPA Statement of Position 03-3 – Accounting for Certain Loans or Debt Securities Acquired in a Transfer, referred to as SOP 03-3. SOP 03-3 limits the revenue that may be accrued to the excess of the estimate of expected cash flows over a portfolio’s initial cost. SOP 03-3 does not allow the original estimate of the effective interest, or the IRR, to be lowered for revenue recognition or for subsequent testing for provision for bad debts. If the original collection estimates are lowered, an allowance is established in the amount required to maintain the original IRR. If collection estimates are raised, increases are first used to recover any previously recorded allowances and then recognized prospectively through an increase in the IRR, which are realized over a portfolio’s remaining life. Any increase in the IRR must be used for subsequent revenue recognition and allowance testing. Based on our adoption of SOP 03-3, for 2005, we expect that a five percent increase in the amount of future expected collections would result in an increase in net income of approximately $340,000, or $0.01 per diluted share, since increases in future expected collections are recognized over the portfolio’s remaining life. A five percent decrease in the amount of future expected collections would result in a decrease in net income of approximately $2.4 million, or $0.07 per diluted share, since decreases in future expected collections are recognized in the current period. These projections are based upon the portfolios we have as of December 31, 2004.

Allowance for Doubtful Accounts

Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. In establishing the appropriate provision for customer receivables balances, we make assumptions with respect to their future collectibility. Our assumptions are based on an individual assessment of a customer’s credit quality as well as subjective factors and trends, including the aging of receivable balances. Generally, these individual credit assessments occur at regular reviews during the life of the exposure and consider factors such as a customer’s ability to meet and sustain their financial commitments, a customer’s current financial condition and historical payment patterns. Once the appropriate considerations referred to above have been taken into account, a determination is made as to the probability of default. An appropriate provision is made, which takes into account the severity of the likely loss on the outstanding receivable balance. Our level of reserves for our customer accounts receivable fluctuates depending upon all of the factors mentioned above, in addition to any contractual rights that allow us to reduce outstanding receivable balances through the application of future collections. If our estimate is not sufficient to cover actual losses, we would be required to take additional charges to our earnings.

Notes Receivable

As of December 31, 2004, our balance sheet included $17.7 million of notes receivable, recorded under current and long-term other assets, received in connection with the sale of certain businesses. We review the recoverability of these notes receivable on a quarterly basis to determine if an impairment charge is required. In completing our analysis, we make assumptions with respect to the future collectibility of the notes receivable. Our assumptions are based on assessments of an obligor’s financial condition and historical payment patterns, as well as subjective factors and trends, including financial projections. Once the appropriate considerations referred to above have been taken into account, a determination is made as to the probability of default. If we determine that a default in the note receivable is probable, an impairment charge would be recorded to reduce the notes receivable to its recoverable value. If our assessment of the recoverability of the notes receivable is incorrect, we may need to incur additional impairment charges in the future.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are expected to be reinvested indefinitely.

Our balance sheet includes deferred tax assets of $15.6 and $15.3 million for the assumed utilization of federal net operating loss carryforwards acquired in the merger with Creditrust Corporation, referred to as Creditrust, and the RMH acquisition, respectively. We believe that we will be able to utilize the net operating loss carryforwards so we have not reduced the deferred tax asset by a valuation allowance. However, we have provided a $13.7 million valuation allowance against the deferred tax asset for state net operating loss carryforwards due to the uncertainty that they can be realized. The utilization of net operating loss carryforwards is an estimate based on a number of factors beyond our control, including the level of taxable income available from successful operations in the future. If we are unable to utilize the federal net operating loss carryforwards, it may result in incremental tax expense in future periods.

Our annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment and are based on the latest information available at the time. We are subject to audit within the federal, state and international taxing jurisdictions, and these audits can involve complex issues that may require an extended period of time to resolve. We maintain reserves for estimated tax exposures, which are ultimately settled primarily through the settlement of audits within these tax jurisdictions, changes in applicable tax law, or other factors. We believe that an appropriate liability has been established for estimated purposes, however actual results may differ from these estimates.

Results of Operations

The following table sets forth selected historical income statement data (amounts in thousands):

	For the years ended December 31,

	2004		2003		2002

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Revenue	$939,797	100.0%	$753,816	100.0%	$703,450	100.0%
Payroll and related expenses	472,915	50.3	350,369	46.5	335,405	47.7
Selling, general and administrative expenses	324,187	34.5	282,268	37.4	249,672	35.5
Depreciation and amortization	40,225	4.3	31,628	4.2	27,324	3.9

Income from operations	102,470	10.9	89,551	11.9	91,049	12.9

Other expense	17,612	1.9	17,943	2.4	17,970	2.5
Income tax expense	32,389	3.4	26,732	3.6	27,702	3.9
Minority interest	606	0.1	2,430	0.3	3,218	0.5

Net income	$51,863	5.5%	$42,446	5.6%	$42,159	6.0%

Year ended December 31, 2004 Compared to Year ended December 31, 2003

Revenue. Revenue increased $186.0 million, or 24.7 percent, to $939.8 million for 2004, from $753.8 million in 2003. ARM North America, CRM, Portfolio Management, and ARM International accounted for $732.6 million, $159.0 million, $98.0 million, and $13.6 million, respectively, of the 2004 revenue. ARM North America’s revenue included $63.1 million of intercompany revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. ARM International’s revenue included $398,000 of intercompany revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. The CRM division was formed in the second quarter of 2004 with the acquisition of RMH on April 2, 2004, and, accordingly, is not included in the results for 2003.

ARM North America’s revenue increased $18.7 million, or 2.6 percent, to $732.6 million in 2004, from $713.9 million in 2003. The increase in ARM North America’s revenue was partially attributable to an increase in fees from collection services performed for Portfolio Management, growth in business from existing clients and the addition of new clients.

As discussed above, we changed our revenue recognition policy in order to recognize revenue when physically received. The impact of this correction was a $2.7 million reduction in revenue for the year ended December 31, 2004.

ARM North America’s revenue for 2004 and 2003 included revenue recorded from a long-term collection contract. The contract was amended so that we are required to pay the client the difference between the actual collections and guaranteed collections on May 31, 2004 and May 31, 2005, subject to limits of $6.0 million and $13.5 million, respectively. We defer all of the base service fees, subject to the limits, until the collections exceed the collection guarantees. At the end of each reporting period, we assess the need to record an additional liability if deferred fees are less than the estimated guarantee payments, if any, due to the client, subject to the limits. During 2004, ARM North America recognized $8.5 million of revenue that was deferred in previous years, on a net basis, compared to $4.2 million in 2003. Included in the 2003 revenue from the long-term collection contract was a $6.9 million benefit from the amendment to the contract. Any guarantee at the settlement dates in excess of the limits will be deducted from future bonuses, if any, as they are earned. We are not responsible to pay the client if future bonuses are inadequate to cover the additional guarantee. Had we not renegotiated the contract, the net effect of the long-term collection contract for 2003 would have been a negative impact of $2.7 million due to additional deferred revenue as a result of an increase in placements. As of December 31, 2004 and 2003, we had deferred sufficient revenue to meet our maximum exposure at the respective settlement dates. Accordingly, there will be no further deferrals of revenue under this contract.

Portfolio Management’s revenue increased $22.5 million, or 29.9 percent, to $98.0 million in 2004, from $75.5 million in 2003. Portfolio Management’s collections increased $26.1 million, or 17.3 percent, to $177.2 million in 2004, from $151.1 million in 2003. Portfolio Management’s revenue represented 55 percent of collections in 2004, as compared to 50 percent of collections in 2003. Revenue increased due to the increase in collections resulting from a better collection environment, especially on certain large portfolios that continued to outperform expectations. In addition, the carrying amount of impaired portfolios decreased to $2.7 million, or 2.0 percent of total purchased accounts receivable as of December 31, 2004, from $15.4 million, or 10.3 percent as of December 31, 2003. No revenue was recorded on these portfolios since they are accounted for under the cost recovery method. Of the $2.7 million and $15.4 million of portfolios at December 31, 2004 and 2003, $2.1 million and $11.2 million, respectively, represented impaired portfolios, and $629,000 and $4.2 million, respectively, represented portfolios acquired in connection with the end of an on-balance sheet securitization. Additionally, included in collections for 2004 were $12.7 million of proceeds from the sale of portfolios and $5.2 million in proceeds from the dissolution and sale of an off-balance sheet securitization, compared to $7.6 million of proceeds from the sale of portfolios in 2003. However, proceeds from portfolio sales had a minimal impact on revenue since the majority of the proceeds were applied to the principal of purchased accounts receivable.

ARM International’s revenue decreased $395,000, or 2.8 percent, to $13.6 million in 2004, from $14.0 million in 2003. The decrease in ARM International’s revenue was primarily attributable to several delays by clients in the placement of accounts receivable during the third quarter of 2004, partially offset by favorable changes in the foreign currency exchange rates used to translate ARM International’s results of operations into U.S. dollars.

Payroll and related expenses. Payroll and related expenses increased $122.5 million to $472.9 million in 2004, from $350.4 million in 2003, and increased as a percentage of revenue to 50.3 percent from 46.5 percent. These increases were primarily attributable to the CRM division, which was formed with the acquisition of RMH on April 2, 2004. The CRM business has a more significant portion of their expense structure in payroll and related expenses as compared to the ARM business.

ARM North America’s payroll and related expenses increased $8.3 million to $349.4 million in 2004, from $341.1 million in 2003, and decreased slightly as a percentage of revenue to 47.7 percent from 47.8 percent. A portion of the decrease in payroll and related expenses as a percentage of revenue was attributable to the recognition of $8.5 million of previously deferred revenue, on a net basis, from the long-term collection contract that was recorded during 2004, as compared to $4.2 million of previously deferred revenue, on a net basis, that was recorded during 2003. Since the expenses associated with this revenue are expensed as incurred, the recognition of previously deferred revenue decreases the payroll and related expenses as a percentage of revenue. The decrease in payroll and related expenses as a percentage of revenue was also partially due to the shift of more of our collection work to outside attorneys and other third-party service providers, and the continued rationalization of staff. This shift was associated with the continuing efforts to maximize collections for clients. The costs associated with the increase in the use of outside attorneys and other third-party service providers are included in selling, general and administrative expenses.

Portfolio Management’s payroll and related expenses increased $361,000 to $2.1 million in 2004, from $1.7 million in 2003, but decreased as a percentage of revenue to 2.1 percent from 2.3 percent. Portfolio Management outsources all of the collection services to ARM North America and, therefore, has a relatively small fixed payroll cost structure. The decrease in payroll and related expenses as a percentage of revenue was due to the absorption of the fixed payroll costs over a larger revenue base.

ARM International’s payroll and related expenses increased $340,000 to $7.9 million in 2004, from $7.6 million in 2003, and increased as a percentage of revenue to 58.2 percent from 54.1 percent. The increase as a percentage of revenue was attributable to the absorption of the fixed payroll expenses over a smaller revenue base.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $41.7 million to $324.0 million in 2004, from $282.3 million in 2003, but decreased as a percentage of revenue to 34.5 percent from 37.4 percent. The increase in selling, general and administrative expense in 2004 was due primarily to the CRM division, which was formed with the acquisition of RMH on April 2, 2004, as well as an increase in ARM North America due to a higher volume of business.

The decrease in selling, general and administrative expenses as a percentage of revenue was partially attributable to the CRM division, which has a more significant portion of their expense structure in payroll and related expenses as compared to the ARM business. Partially offsetting the decrease as a percentage of revenue was an increase in the use of outside collection attorneys and other third-party service providers by ARM North America.

Depreciation and amortization. Depreciation and amortization increased to $40.2 million in 2004, from $31.6 million in 2003. This increase was primarily attributable to $5.8 million of additional depreciation resulting from the assets acquired in the RMH acquisition. The remainder of the increase was attributable to the amortization of the customer relationships acquired in the RMH acquisition.

Other income (expense). Interest and investment income included investment income of $1.6 million for 2004, as compared to $2.2 million for 2003, from its 50 percent ownership interest in a joint venture that purchases utility, medical and other various small balance accounts receivable. Interest expense decreased to $21.2 million for 2004, from $23.0 million for 2003. This decrease was due to lower principal balances as a result of debt repayments made against the credit facility during 2004 and 2003. The decrease was partially offset by Portfolio Management’s additional nonrecourse borrowings to purchase accounts receivable. Other income (expense) for 2004 principally included $621,000 of proceeds from an insurance policy related to a deferred compensation plan assumed as part of the acquisition of FCA International Ltd. in May 1998, and $157,000 in losses on the disposal of fixed assets and other net assets. Other income for 2003 included: $476,000 of income from our ownership interest in one of our insurance carriers that was sold; $402,000 of proceeds from an insurance policy related to a deferred compensation plan assumed as part of the acquisition of FCA International Ltd. in May 1998; and $250,000 of income from a partial recovery from a third party of an environmental liability.

Income taxes. The effective income tax rate increased to 38.2 percent from 37.3 percent due mainly to changes in state and other income taxes offset by positive effects from two concluded IRS audits.

Year ended December 31, 2003 Compared to Year ended December 31, 2002

Revenue. Revenue increased $50.3 million, or 7.2 percent, to $753.8 million for 2003, from $703.5 million in 2002. ARM North America, Portfolio Management, and ARM International accounted for $713.9 million, $75.5 million, and $14.0 million, respectively, of the 2003 revenue. ARM North America’s revenue included $49.1 million of intercompany revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. ARM International’s revenue included $425,000 of intercompany revenue earned on services performed for Portfolio Management that was eliminated upon consolidation.

ARM North America’s revenue increased $50.2 million, or 7.6 percent, to $713.9 million in 2003, from $663.7 million in 2002. The increase in ARM North America’s revenue was partially attributable growth in business from existing clients and the addition of new clients. The increase was also a result of the acquisitions of Great Lakes Collection Bureau, Inc., referred to as Great Lakes, collection operations in August 2002 and The Revenue Maximization Group, Inc., referred to as RevGro, in December 2002. Great Lakes contributed $20.9 million to ARM North America’s 2003 revenue, compared to $9.1 million for the period from August 19, 2002 to December 31, 2002. RevGro contributed $20.4 million to ARM North America’s 2003 revenue compared to $1.7 million for the period from December 2, 2002 to December 31, 2002. An increase in fees from collection services performed for Portfolio Management also contributed to the increase. These additional fees from Portfolio Management included the fees from servicing the Great Lakes portfolio acquired by NCO Portfolio in August 2002.

ARM North America’s revenue for 2003 and 2002 included revenue recorded from a long-term collection contract. The method of recognizing revenue for this long-term collection contract deferred certain revenues into future periods until collections exceed collection guarantees. During 2003, ARM North America recognized $4.2 million of previously deferred revenue, on a net basis, compared to $8.3 million in 2002. Included in the 2003 revenue from the long-term collection contract was a $6.9 million benefit from an amendment to the contract. The amendment limited our exposure on the guarantee component of the contract to a maximum of $19.5 million at the last two settlement dates ($6.0 million at the May 31, 2004 settlement and $13.5 million at the May 31, 2005 settlement). Had we not amended the contract, the net effect of the long-term collection contract for 2003 would have been a negative impact of $2.7 million due to additional deferred revenue as a result of an increase in placements. As of December 31, 2003, we had deferred sufficient revenue to meet our maximum exposure at the respective settlement dates. Accordingly, there will be no further deferrals of revenue under this contract.

Portfolio Management’s revenue increased $12.1 million, or 19.1 percent, to $75.5 million in 2003, from $63.4 million in 2002. Portfolio Management’s collections increased $34.7 million, or 29.8 percent, to $151.1 million in 2003, from $116.4 million in 2002. Portfolio Management’s revenue represented 50 percent of collections in 2003, as compared to 54 percent of collections in 2002. Revenue increased due to the increase in collections from new purchases, including the Great Lakes portfolio. The effect of the increase in collections on revenue was partially offset by the decrease in revenue recognition rate. Revenue as a percentage of collections declined principally due to a number of factors, including an increase in the average age of the portfolios, timing of collections, and lower targeted returns on more recent portfolios due to the economic environment. In addition, portfolios with $15.4 million in carrying value, or 10.3 percent of total purchased accounts receivable as of December 31, 2003, were being accounted for under the cost recovery method, compared to $5.8 million, or 3.9 percent as of December 31, 2002. Accordingly, no revenue was recorded on these portfolios. Of the $15.4 million of portfolios, $11.2 million represented impaired portfolios, and $4.2 million represented portfolios acquired in connection with the elimination of an off-balance sheet securitization. Additionally, included in collections for 2003 were $7.6 million of proceeds from the sale of accounts, compared to $3.7 million in 2002.

ARM International’s revenue increased $2.1 million, or 1.8 percent, to $14.0 million in 2003, from $11.9 million in 2002. The increase in ARM International’s revenue was primarily attributable to favorable changes in the foreign currency exchange rates used to translate ARM International’s results of operations into U.S. dollars. In addition, a portion of the increase was attributable to the addition of new clients and growth in business from existing clients.

Payroll and related expenses. Payroll and related expenses increased $15.0 million to $350.4 million in 2003, from $335.4 million in 2002, but decreased as a percentage of revenue to 46.5 percent from 47.7 percent.

ARM North America’s payroll and related expenses increased $13.4 million to $341.1 million in 2003, from $327.7 million in 2002, but decreased as a percentage of revenue to 47.8 percent from 49.3 percent. The decrease in payroll and related expenses as a percentage of revenue was partially due to the shift of more of our collection work to outside attorneys and other third-party service providers, and the continued rationalization of staff. This shift was associated with the continuing efforts to maximize collections for clients. The costs associated with the increase in the use of outside attorneys and other third-party service providers are included in selling, general and administrative expenses. A portion of the decrease in the percentage of revenue was offset by the recognition of $4.2 million of previously deferred revenue, on a net basis, from the long-term collection contract that was recorded during 2003, as compared to $8.3 million of previously deferred revenue, on a net basis, that was recorded during 2002. Since the expenses associated with this revenue are expensed as incurred, the recognition of previously deferred revenue decreases the payroll and related expenses as a percentage of revenue.

Portfolio Management’s payroll and related expenses increased $202,000 to $1.7 million in 2003, from $1.5 million in 2002, but decreased as a percentage of revenue to 2.3 percent from 2.4 percent. Portfolio Management outsources all of the collection services to ARM North America and, therefore, has a relatively small fixed payroll cost structure.

ARM International’s payroll and related expenses increased $1.4 million to $7.6 million in 2003, from $6.2 million in 2002, and increased as a percentage of revenue to 54.1 percent from 52.1 percent. The increase as a percentage of revenue was attributable to increased staffing levels compared to the prior year, due to an increased volume of new business during the year.

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

Depreciation and amortization. Depreciation and amortization increased to $31.6 million in 2003, from $27.3 million in 2002. This increase was the result of additional depreciation resulting from normal capital expenditures made in the ordinary course of business during 2002 and 2003. These capital expenditures included expenditures related to the relocation of our corporate headquarters and purchases of predictive dialers and other equipment required to expand our infrastructure to handle future growth. The increase was also attributable to the amortization of the customer relationships acquired in the Great Lakes and RevGro acquisitions.

Other income (expense). Interest and investment income included investment income of $2.2 million for 2003, as compared to $762,000 for 2002, from its 50 percent ownership interest in a joint venture that purchases utility, medical and other various small balance accounts receivable. Interest expense increased to $23.0 million for 2003, from $21.0 million for 2002. This increase was due to Portfolio Management’s additional nonrecourse borrowings to purchase accounts receivable, including the $20.6 million of borrowings to purchase Great Lakes’ accounts receivable portfolios. This increase was partially offset by lower interest rates and lower principal balances as a result of debt repayments made in excess of borrowings against the credit facility during 2002 and 2003. Other income for 2003, included: $476,000 of income from our ownership interest in one of our insurance carriers that was sold; $402,000 gain related to a benefit from a deferred compensation plan assumed as part of the acquisition of FCA International Ltd. in May 1998; and $250,000 of income from a partial recovery from a third party of an environmental liability. Other expense for 2002 included: an expense of $1.3 million from the estimated settlement of the environmental liability, net of a $305,000 recovery from a third party; a $1.3 million insurance gain that resulted from the settlement of the insurance claim related to the June 2001 flood of the Fort Washington facilities; and a $250,000 write-down of an investment. The insurance gain was principally due to greater than estimated insurance proceeds.

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

Cash Flows from Operating Activities. Cash provided by operating activities was $99.0 million in 2004, compared to $101.1 million in 2003. The slight decrease in cash provided by operating activities was due to an increase in other assets of $13.5 million compared to a decrease of $1.7 million for 2003, a decrease in accounts payable and accrued expenses of $17.8 million compared to a decrease of $6.6 million in the prior year, and a $10.2 million deposit we received in 2003 in connection with a long-term collection contract. These items were offset by increases in net income and noncash expenses, a transfer of $4.9 million out of restricted cash to repay a portion of the securitized nonrecourse debt in 2004 compared to a transfer of $4.9 million into restricted cash in 2003, and a $28.7 million increase in deferred income taxes compared to an $18.8 million increase in 2003.

Cash provided by operating activities was $101.1 million in 2003, compared to $64.0 million in 2002. The increase in cash provided by operations was partially attributable to a $6.6 million decrease in accounts payable and accrued expenses, as compared to a $19.5 million decrease for the same period in the prior year. The decrease in 2002 was primarily attributable to the payment of certain accruals made in connection with the $23.8 million of charges incurred during the second and third quarter of 2001, in connection with the flood and restructuring. The increase in cash provided by operations was also attributable to a $6.0 million deposit made in the first quarter of 2002, in connection with a long-term collection contract. This deposit was part of the $10.2 million we received in July 2003 in connection with the long-term collection contract. An increase in deferred tax liabilities also contributed to the increase. A portion of the increases in cash provided by operations was offset by an overpayment of income taxes due to favorable tax adjustments during 2003 and an increase in restricted cash related to NCO Portfolio’s securitized debt.

Cash Flows used in Investing Activities. Cash used in investing activities was $1.5 million in 2004, compared to cash provided by investing activities of $10.0 million in 2003. Cash flows from investing activities do not include Portfolio Management’s purchases of large accounts receivable portfolios financed through an agreement we have with a lender. It is a noncash transaction since the lender sends payment directly to the seller of the accounts (see note 16 to our Notes to Consolidated Financial Statements). The increase in cash used in investing activities was primarily attributable to cash paid for acquisitions and acquisition related costs incurred in connection with the acquisitions of RMH and the minority interest of NCO Portfolio and higher purchases of property and equipment in 2004. These increases were offset in part by higher collections applied to purchased accounts receivable and lower purchases of accounts receivable, not financed through the previously mentioned agreement.

Cash provided by investing activities was $10.0 million in 2003, compared to cash used in investing activities of $39.5 million in 2002. Cash flows from investing activities do not include Portfolio Management’s purchases of large accounts receivable portfolios financed through an agreement we have with a lender. It is a noncash transaction since the lender sends payment directly to the seller of the accounts (see note 16 to our Notes to Consolidated Financial Statements). The decrease in cash used in investing activities was primarily attributable to the $28.0 million of net cash paid during 2002 in connection with the acquisition of Great Lakes in August 2002 and RevGro in December 2002. The decrease was also due to higher purchases of property and equipment during 2002 and higher collections on the purchased accounts receivable. The increase in collections was due to collections from accounts receivables purchased during 2003 and 2002, including the portfolio acquired from Great Lakes.

Cash Flows used in Financing Activities. Cash used in financing activities was $119.5 million in 2004, compared to $92.2 million in 2003. Cash flows from financing activities do not include Portfolio Management’s borrowings under nonrecourse debt, used to purchase large accounts receivable portfolios financed through an agreement we have with a lender. It is a noncash transaction since the lender sends payment directly to the seller of the accounts (see note 16 to our Notes to Consolidated Financial Statements). The increase in cash used in financing activities during 2004 resulted from the repayment of a note payable and capitalized leases assumed in connection with the RMH acquisition, higher repayments of borrowings under nonrecourse debt by Portfolio Management, and higher repayments of borrowings under our senior credit facility. These repayments were partially offset by higher proceeds from the exercise of stock options in 2004.

Cash used in financing activities was $92.2 million in 2003, compared to $31.9 million in 2002. Cash flows from financing activities do not include Portfolio Management’s borrowings under nonrecourse debt, used to purchase large accounts receivable portfolios financed through an agreement we have with a lender. It is a noncash transaction since the lender sends payment directly to the seller of the accounts (see note 16 to our Notes to Consolidated Financial Statements). The increase in cash used in financing activities during 2003 resulted from higher repayments of borrowings under our senior credit facility, nonrecourse debt used to purchase large accounts receivable portfolios, and securitized debt assumed as part of the Creditrust merger. The increase in cash used in financing activities was also attributable to borrowings under the revolving credit facility made during 2002 to fund the acquisitions of Great Lakes’ collection operations and RevGro.

Senior Credit Facility. We have a $200 million senior credit facility with various participating lenders. The senior credit facility was originally structured as a $150 million term loan and a $50 million revolving credit facility. The maturity date is March 15, 2006, referred to as the Maturity Date. We are required to make quarterly repayments of $6.3 million on the term loan until the Maturity Date. In 2004, we repaid $45 million in excess of the requirements. The remaining balance outstanding under the term loan and the balance under the revolving credit facility will become due on the Maturity Date. At December 31, 2004, the balance outstanding on the term loan was $62.5 million. The availability of the revolving credit facility is reduced by any unused letters of credit. As of December 31, 2004, we had unused letters of credit of $1.6 million and had remaining availability of $48.4 million under the revolving credit facility.

The credit agreement contains certain financial and other covenants, such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, the issuance of equity, and distributions to shareholders. If an event of default, such as failure to comply with covenants, material adverse change, or change of control, were to occur under the credit agreement, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable. As of December 31, 2004, we were in compliance with all required financial covenants and we were not aware of any events of default.

Convertible Notes. At December 31, 2004, we had $125.0 million aggregate principal amount of 4.75 percent convertible subordinated notes due April 15, 2006, referred to as the Notes. The Notes are convertible into our common stock at a conversion price of $32.92 per share. We believe that we will have sufficient liquidity to repay the Notes upon maturity in April 2006.

Nonrecourse Credit Facility. Portfolio Management has a four-year financing agreement with a lender that expires August 2006 to provide financing for larger purchases of accounts receivable at 90 percent of the purchase price, unless otherwise negotiated. The lender, at their sole discretion, has the right to finance any purchase of $4.0 million or more. The lender may or may not choose to finance a transaction. This agreement gives Portfolio Management the financing to purchase larger portfolios that they may not otherwise be able to purchase, and has no minimum or maximum credit authorization. Borrowings carry interest at the prime rate plus 3.25 percent (prime rate was 5.25 percent at December 31, 2004) and are nonrecourse to us, except for the assets financed through the lender. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and Portfolio Management’s original investment is returned, including interest. Thereafter, the lender is paid a residual of 40 percent of collections, less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement, in addition to other remedies. Total debt outstanding under this facility as of December 31, 2004, was $39.8 million, including a $5.6 million embedded derivative representing the accrued residual interest. As of December 31, 2004, Portfolio Management was in compliance with all of the financial covenants.

Contractual Obligations. The following summarizes our contractual obligations as of December 31, 2004 (amounts in thousands). For a detailed discussion of these contractual obligations, see notes 9, 10 and 18 in our Notes to Consolidated Financial Statements. The following contractual obligations do not include any contractual obligations of the equity investment described below.

	Payments Due by Period

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Convertible notes (1)	$125,000	$—	$125,000	$—	$—
Senior credit facility	62,500	25,000	37,500	—	—
Nonrecourse credit facility	39,786	20,842	16,358	2,586	—
Securitized debt	8,158	8,158	—	—	—
Other	15,579	10,684	4,476	152	267
Operating leases (2)	186,262	38,111	58,724	40,720	48,707
Purchase commitments	95,063	36,426	56,257	2,380	—
Long-term collection contract, net of prepayments	7,625	7,625	—	—	—

Total contractual obligations	$539,973	$146,846	$298,315	$45,838	$48,974

(1)	Assumes that the convertible notes are not converted into common stock prior to the maturity date.
(2)	Does not include the leases from our former Fort Washington locations (see note 18 in our Notes to Consolidated Financial Statements).

Equity Investment

Portfolio Management has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC, referred to as the Joint Venture, with IMNV Holdings, LLC, referred to as IMNV. The Joint Venture was established in 2001 to purchase utility, medical and other various small balance accounts receivable and is accounted for using the equity method of accounting. Included in “other assets” on the balance sheets was Portfolio Management’s investment in the Joint Venture of $3.9 million and $4.0 million as of December 31, 2004 and 2003, respectively. Portfolio Management does not have an obligation to invest further in the Joint Venture. Included in the statements of income, in “interest and investment income,” was $1.6 million, $2.2 million and $762,000 for the years ended December 31, 2004, 2003 and 2002, respectively, representing Portfolio Management’s 50 percent share of operating income from this unconsolidated subsidiary.

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

Foreign Currency Risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which we are exposed include the Canadian dollar, the British pound and the Philippine peso. Due to the growth of the Canadian operations, we currently use forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such contracts will be adversely affected by changes in exchange rates. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection. In the third quarter of 2004 and continuing into the fourth quarter, the U.S. dollar continued to weaken compared to the Canadian dollar. A five percent change in the Canadian exchange rate could have an annual impact of approximately $4.0 million on our business, excluding the impact of foreign currency hedges.

Interest Rate Risk. At December 31, 2004, we had $110.4 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year.

Impact of Recently Issued and Proposed Accounting Pronouncements

FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS 123R, which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” referred to as APB 25. SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values, as currently permitted but not required under SFAS 123. The standard will apply to newly granted awards and previously granted awards that are not fully vested on the date of adoption. SFAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Accordingly, we will adopt the standard on July 1, 2005.

Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used when the standard is adopted. Transition methods allowed under the standard are retrospective adoption, in which prior periods my be restated either as of the beginning of the year of adoption or for all periods presented, or prospective adoption, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R. We are currently evaluating the requirements of SFAS 123R and have not yet determined the method of adoption.

We currently account for stock option grants to employees under APB 25 using the intrinsic value method, as permitted by SFAS 123. Under APB 25, because the exercise price of the stock options equals the fair value of the underlying common stock on the date of grant, no compensation cost is recognized. Since SFAS 123R requires the recognition of compensation expense, we expect that the adoption of SFAS 123R could have a material adverse effect on our results of operations.

FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” In December 2004 the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” referred to as FAS 109-2, in response to the American Jobs Creation Act of 2004, referred to as the Act, which was signed into law by the President in October 2004. The Act allows U.S. companies a one-time tax deduction of 85 percent of certain foreign earnings that are repatriated to the United States. FAS 109-2 provides accounting and disclosure guidance for this repatriation provision, and provides additional time, beyond the financial reporting period of enactment, for companies to evaluate the effect of the Act for purposes of applying Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We will not repatriate any foreign earnings under this provision and will continue to reinvest the earnings of our foreign subsidiaries indefinitely. Accordingly, we have not provided for U.S. deferred income taxes on the undistributed earnings of our foreign subsidiaries.

SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In October 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer,” referred to as SOP 03-3. SOP 03-3 addresses accounting for differences between contractual balances of an investor’s initial investment, or the face value, of certain acquired loans and the expected cash flows from those loans when such differences are attributable, in part, to credit quality. SOP 03-3 applies to our purchased accounts receivable portfolios and effective for portfolios acquired in fiscal years beginning after December 15, 2004, and amends Practice Bulletin No. 6 for portfolios acquired in fiscal years before the effective date.

Under SOP 03-3, if the collection estimates established when acquiring a portfolio are subsequently lowered, an allowance for impairment and a corresponding expense is established in the current period for the amount required to maintain the original internal rate of return, or “IRR,” expectations. Prior guidance required lowering the IRR for the remaining life of the portfolio. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing.

We adopted SOP 03-3 on January 1, 2005, however previously issued annual financial statements will not be restated and there is no prior period effect of these new provisions. Portfolios acquired prior to December 31, 2004 will continue to be governed by PB6, as amended by SOP 03-3, which will set the IRR at December 31, 2004 as the IRR to be used for impairment testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairments in the future, and these impairments could be material.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” referred to as FIN 46. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 defines variable interest entities and requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. Effective March 31, 2004, we adopted FIN 46. We have $15.6 million of notes receivable included in our balance sheet under current and long-term other assets as of December 31, 2004, from two separate companies that we previously owned. Under FIN 46, the companies that issued these notes receivable are considered variable interest entities. Based on our evaluation of these variable interest entities, we are not the primary beneficiary of either of these companies; therefore, we are not required to consolidate theses entities under FIN 46.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

The financial statements, financial statement schedules and related documents that are filed with this Report are listed in Item 15(a) of this Report on Form 10-K and begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2004. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by the Report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to us during the period when our periodic reports are being prepared.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended December 31, 2004.

In January 2005, we were notified by the Staff of the Securities and Exchange Commission that their interpretation of Staff Accounting Bulletin No. 104, referred to as SAB 104, was inconsistent with our long-standing policy with respect to the timing of revenue recognized on certain cash receipts related to contingency revenues. We previously recognized contingency fee revenue attributable to payments postmarked prior to the end of the reporting period and received in the mail from consumers on the first business day after such period as applicable to the prior reporting period. This revenue recognition policy had been in effect since prior to NCO becoming a public company and was consistently applied over time. We corrected our policy in order to recognize revenue when physically received. This change to our revenue recognition policy could necessitate changes to our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting is included in Item 8, Financial Statements and Supplementary Data, of the Report on Form 10-K.

Item 9b.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Incorporated by reference from the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K, except information concerning certain executive officers of the Company that is set forth in Item 4.1 of this Annual Report on Form 10-K and the information set forth below.

Code of Ethics:

The Company has adopted a Code of Ethics and Conduct that applies to all of its directors and employees including, the Company’s principal executive officer, principal financial officer, principal accounting officer and all employees performing similar functions. The Company’s Code of Ethics and Conduct is available from the Company. Requests for a copy of the Code of Ethics and Conduct should be directed to: Josh Gindin, Esq., Corporate Secretary, NCO Group, Inc., 507 Prudential Road Horsham, Pennsylvania 19044. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to a provision of its Code of Ethics and Conduct by posting such information on the Company’s website www.ncogroup.com.

Item 11.	Executive Compensation.

Incorporated by reference from the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2004:

	(a)	(b)	(c)
Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,975,071	$23.33	1,629,116
Equity compensation plans not approved by security holders	—	—	—

Total	3,957,071	$23.33	1,629,116

(1)

The table does not include information on stock options assumed by the Company through acquisitions. At December 31, 2004, 5,516 shares of Common Stock were issuable upon the exercise of options assumed in connection with the acquisition of JDR Holdings, Inc. The weighted average exercise price of these options was $51.95. At December 31, 2004, 103,480 shares of Common Stock were issuable upon the exercise of options assumed in connection with the acquisition of Compass International Services Corporation. The weighted average exercise price of these options was $44.99. At December 31,2004, 110,156 shares of Common Stock were issuable upon the exercise of options assumed in connection with the acquisition of NCO Portfolio. The weighted average exercise price of these options was $18.73. At December 31, 2004, 39,223 shares of Common Stock were issuable upon the exercise of options assumed in connection with the acquisition of RMH Teleservices, Inc. The weighted average exercise price of these options was $27.56.

Item 13.	Certain Relationships and Related Transactions.

Incorporated by reference from the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference from the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1.       List of Consolidated Financial Statements. The consolidated financial statements and the accompanying notes of NCO Group, Inc., have been included in this Report on Form 10-K beginning on page F-1:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for each of the three years in the period ended December 31, 2004

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

Notes to Consolidated Financial Statements

2.        All financial statement schedules are omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or notes thereto contained herein.

3.        List of Exhibits filed in accordance with Item 601 of Regulation S-K. The warranties, representations and covenants contained in the agreements, documents and other instruments included or incorporated by reference herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the company's securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreements, documents and other instruments. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K. Management contracts and compensatory plans, contracts and arrangements are indicated by “*”:

Exhibit No.	Description

2.1[11]

Asset Acquisition Agreement dated August 19, 2002, among Great Lakes Collection Bureau, Inc., General Electric Capital Corporation, NCO Group, Inc. and Great lakes Acquisition Corporation. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

2.2[14]

Agreement and Plan of Merger by and among NCO Group, Inc., NCOG Acquisition Corporation, and RMH Teleservices, Inc., dated as of November 18, 2003. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

2.3[16]

First Amendment to the Agreement and Plan of Merger by and among NCO Group, Inc., NCOG Acquisition Corporation, and RMH Teleservices, Inc., dated as of January 22, 2004. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

2.4[17]

Second Amendment to the Agreement and Plan of Merger by and among NCO Group, Inc., NCOG Acquisition Corporation, and RMH Teleservices, Inc., dated as of March 3, 2004. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

Exhibit No.	Description

2.5[15]

Agreement and Plan of Merger by and among NCO Group, Inc., NCPM Acquisition Corporation, and NCO Portfolio Management, Inc., dated as of December 12, 2003. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

3.1[1]	The Company’s Amended and Restated Articles of Incorporation.

3.2[2]	Amendment to Amended and Restated Articles of Incorporation.

3.3[9]	Amendment to Amended and Restated Articles of Incorporation.

3.4[19]	The Company’s Amended and Restated Bylaws.

4.1[1]	Specimen of Common Stock Certificate.

4.2[4]	Form of warrant to purchase NCO Group, Inc. common stock.

4.3[13]	Form of warrant dated October 3, 2003 and executed by RMH Teleservices, Inc.

4.4[8]	Purchase Agreement dated as of March 29, 2001, between NCO Group, Inc. and Deutsche Bank Alex. Brown Inc.

4.5[8]	Indenture dated as of April 4, 2001, between NCO Group, Inc. and Bankers Trust Company, as Trustee

4.6[8]	Registration Rights Agreement dated as of April 4, 2001, between NCO Group, Inc. and Deutsche Bank Alex. Brown Inc.

4.7[8]	Global Note dated April 4, 2001 of NCO Group, Inc.

*10.1[1]	Employment Agreement, dated September 1, 1996, between the Company and Michael J. Barrist.

*10.2[5]	Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Michael J. Barrist.

*10.3[1]	Employment Agreement, dated September 1, 1996, between the Company and Steven L. Winokur.

*10.4[5]	Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Steven L. Winokur.

*10.5[7]	Employment Agreement, dated June 5, 1998, between the Company and Joshua Gindin.

*10.6[7]	Addendum, dated January 1, 1999, to the Employment Agreement, dated June 5, 1998, between the Company and Joshua Gindin.

*10.7[6]	Employment Agreement, dated May 2, 1998, between the Company and Paul E. Weitzel, Jr.

*10.8[6]	Addendum, dated January 1, 1999, to the Employment Agreement, dated May 2, 1998, between the Company and Paul E. Weitzel, Jr.

*10.9[1]	Amended and Restated 1995 Stock Option Plan.

*10.10[3]	1996 Stock Option Plan, as amended.

*10.11[3]	1996 Non-Employee Director Stock Option Plan, as amended.

*10.12[19]	2004 Equity Incentive Plan.

Exhibit No.	Description

10.13[1]	Distribution and Tax Indemnification Agreement

10.14[1]	Irrevocable Proxy Agreement by and between Michael J. Barrist and Annette H. Barrist.

10.15[12]

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

*10.16[2]	Executive Salary Continuation Agreement.

10.17[18]

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

10.18[7]

Note Receivable, dated October 27, 2000, from Creative Marketing Strategies, Inc. for the original principal amount of $6.0 million, as payment of the purchase price for the acquisition of certain assets of NCO Teleservices, Inc.

10.19[7]

Note Receivable, dated October 26, 2000, from TRC Holdings, Inc. for the principal amount of $12.25 million, as payment of the purchase price for the acquisition of certain assets of NCO Teleservices, Inc.

*10.20[10]	Employment Agreement, dated January 31, 2002, between the Company and Stephen W. Elliott.

*10.21[10]	Employment Agreement, dated November 21, 2001, between the Company and Steven Leckerman.

*10.22[18]	Employment Agreement, dated July 7, 2003, between the Company and Charles F. Burns.

10.23[18]

Amended and Restated Note Receivable, dated June 1, 2003, from Creative Marketing Strategies, Inc. for the original principal amount of $6.0 million, as payment of the purchase price for the acquisition of certain assets of NCO Teleservices, Inc.

10.24[18]

Amended and Restated Note Receivable, dated April 1, 2002, from TRC Holdings, Inc. for the principal amount of $11.25 million, as payment of the purchase price for the acquisition of certain assets of NCO Teleservices, Inc.

*10.25[18]	Second Addendum, dated July 1, 2003, to the Employment Agreement, dated September 1, 1996, as amended, between the Company and Michael J. Barrist.

*10.26[18]	Second Addendum, dated July 1, 2003, to the Employment Agreement, dated September 1, 1996, as amended, between the Company and Steven L. Winokur.

Exhibit No.	Description

*10.27[18]	Second Addendum, dated July 1, 2003, to the Employment Agreement, dated June 5, 1998, as amended, between the Company and Joshua Gindin.

*10.28[18]	Second Addendum, dated July 1, 2003, to the Employment Agreement, dated May 2, 1998, as amended, between the Company and Paul E. Weitzel, Jr.

*10.29[18]	Employment Agreement, dated December 8, 2000, between the Company and Albert Zezulinski.

*10.30[21]	Addendum, dated January 1, 2005, to the Employment Agreement, dated December 8, 2000, between the Company and Albert Zezulinski.

*10.31[20]	Form of Restricted Stock Unit awarded to Directors under the 2004 Equity Incentive Plan.

*10.32[21]	Executive Deferred Compensation Plan Basic Document.

*10.33[21]	Executive Deferred Compensation Plan Adoption Agreement.

*10.34[21]	Rabbi Trust Agreement with Putnam Fiduciary Trust Company.

*10.35[21]	Form of Restricted Stock Unit Agreement for Executive Officers.

*10.36[21]	Deferred Compensation Plan (applicable only to the Restricted Stock Unit Agreements).

*10.37	Summary of Director Compensation Arrangements

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification

______________

1Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-11745), as amended, filed with the Securities and Exchange Commission on September 11, 1996.

2Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 0-21639), filed with the Securities and Exchange Commission on May 4, 1998.

3Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-21639), filed with the Securities and Exchange Commission on August 14, 1998.

4Incorporated by reference to the Company’s Current Report on Form 8-K/A (File No. 0-21639), filed with the Securities and Exchange Commission on August 4, 1999.

5Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-21639), as amended, filed with the Securities and Exchange Commission on March 31, 1999.

6Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-21639), as amended, filed with the Securities and Exchange Commission on March 27, 2000.

7Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-21639), as amended, filed with the Securities and Exchange Commission on March 16, 2001.

8Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 0-21639), filed with the Securities and Exchange Commission on May 15, 2001.

9Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-21639), filed with the Securities and Exchange Commission on August 14, 2001.

10Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 0-21639), filed with the Securities and Exchange Commission on March 19, 2002.

11Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on September 3, 2002.

12Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on August 19, 2003.

13Incorporated by reference to Exhibit 10.3 to RMH Teleservices, Inc.'s Form 8-K (File No. 00-2133), filed with the Securities and Exchange Commission on October 9, 2003.

14Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on November 20, 2003.

15Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on December 16, 2003.

16Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on January 23, 2004.

17Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on March 3, 2004.

18Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-21639), filed with the Securities and Exchange Commission on March 15, 2004.

19Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-21639), filed with the Securities and Exchange Commission on August 9, 2004.

20 Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-21639), filed with the Securities and Exchange Commission on November 9, 2004.

21Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on January 6, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCO GROUP, INC.
Date: March 16, 2005	By:	/s/ Michael J. Barrist

Michael J. Barrist, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ Michael J. Barrist	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 16, 2005

Michael J. Barrist

/s/ Steven L. Winokur	Executive Vice President, Chief Financial Officer, Chief Operating Officer - Shared Services, and Treasurer (principal financial officer)	March 16, 2005

Steven L. Winokur

/s/ John R. Schwab	Senior Vice President, Finance and Chief Accounting Officer (principal accounting officer)	March 16, 2005

John R. Schwab

/s/ William C. Dunkelberg	Director	March 16, 2005

William C. Dunkelberg

/s/ Charles C. Piola, Jr.	Director	March 16, 2005

Charles C. Piola, Jr.

/s/ Leo J. Pound	Director	March 16, 2005

Leo J. Pound

/s/ Eric S. Siegel	Director	March 16, 2005

Eric S. Siegel

/s/ Allen F. Wise	Director	March 16, 2005

Allen F. Wise

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Management on Internal Control over Financial Reporting

Management of NCO Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting has been designed under the supervision and with the participation of management including the Company’s chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

As of December 31, 2004, our management, with the participation of our chief executive officer and chief financial officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting, using the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting which appears on page F-4.

On January 1, 2005, we began using our enterprise resource planning system, SAP, for general ledger, accounts payable, accounts receivable, and human resources. The Company believes this is a material change to the Company’s internal control over financial reporting. The new system and related processes were not covered by Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been or will be detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NCO Group, Inc.

We have audited the accompanying consolidated balance sheets of NCO Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of NCO Group, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCO Group, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NCO Group, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 8, 2005

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of NCO Group, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that NCO Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NCO Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that NCO Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NCO Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

As indicated in the Report of Management on Internal Control over Financial Reporting, NCO Group, Inc. identified a material change related to the installation of specific modules of a new enterprise resource planning system, relating to general ledger, accounts payable, accounts receivable, and human resources, on January 1, 2005, which was subsequent to the date of management’s assessment of the effectiveness of internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of NCO Group, Inc. and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 8, 2005

NCO GROUP, INC.

Consolidated Balance Sheets

(Amounts in thousands)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$26,334	$45,644
Restricted cash	900	5,850
Accounts receivable, trade, net of allowance for doubtful accounts of $7,878 and $7,447, respectively	104,699	80,640
Purchased accounts receivable, current portion	50,388	59,371
Deferred income taxes	18,911	12,280
Bonus receivable, current portion	10,325	7,646
Prepaid expenses and other current assets	34,282	18,021

Total current assets	245,839	229,452
Funds held on behalf of clients
Property and equipment, net	114,256	74,085
Other assets:
Goodwill	609,562	506,370
Other intangibles, net of accumulated amortization	25,054	12,375
Purchased accounts receivable, net of current portion	88,469	93,242
Bonus receivable, net of current portion	—	320
Deferred income taxes	—	—
Other assets	30,709	30,267

Total other assets	753,794	642,574

Total assets	$1,113,889	$946,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$64,684	$66,523
Income taxes payable	11,946	—
Accounts payable	5,022	4,281
Accrued expenses	53,472	25,901
Accrued compensation and related expenses	21,424	15,601
Deferred revenue, current portion	18,821	10,737

Total current liabilities	175,369	123,043
Funds held on behalf of clients
Long-term liabilities:
Long-term debt, net of current portion	186,339	248,964
Deferred revenue, net of current portion	955	13,819
Deferred income taxes	36,174	38,676
Other long-term liabilities	19,451	4,344
Minority interest	—	26,848
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized, 32,078 and 25,988 shares issued and outstanding, respectively	473,410	323,511
Other comprehensive income	13,526	6,646
Deferred compensation	(3,458)	—
Retained earnings	212,123	160,260

Total shareholders’ equity	695,601	490,417

Total liabilities and shareholders’ equity	$1,113,889	$946,111

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	For the Years Ended December 31,

	2004	2003	2002

Revenue	$939,797	$753,816	$703,450
Operating costs and expenses:
Payroll and related expenses	472,915	350,369	335,405
Selling, general and administrative expenses	324,187	282,268	249,672
Depreciation and amortization expense	40,225	31,628	27,324

Total operating costs and expenses	837,327	664,265	612,401

Income from operations	102,470	89,551	91,049
Other income (expense):
Interest and investment income	3,185	3,927	3,222
Interest expense	(21,244)	(22,998)	(20,976)
Other income (expense)	447	1,128	(216)

Total other income (expense)	(17,612)	(17,943)	(17,970)

Income before income tax expense	84,858	71,608	73,079
Income tax expense	32,389	26,732	27,702

Income before minority interest	52,469	44,876	45,377
Minority interest	(606)	(2,430)	(3,218)

Net income	$51,863	$42,446	$42,159

Net income per share:
Basic	$1.71	$1.64	$1.63
Diluted	$1.60	$1.54	$1.54
Weighted average shares outstanding:
Basic	30,397	25,934	25,890
Diluted	34,652	29,895	29,829

See accompanying notes.

NCO GROUP, INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

			Other Comprehensive Income (Loss)
	Common Stock

	Number of Shares	Amount		Deferred Compensation	Retained Earnings	Comprehensive Income (Loss)	Total

Balance, January 1, 2002	25,816	$320,993	$(4,346)	$—	$75,655		$392,302

Issuance of common stock	92	831	—	—	—		831
Comprehensive income, net of tax:
Net income	—	—	—	—	42,159	$42,159	42,159
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	930	—	—	930	930
Unrealized loss on interest rate swap	—	—	(460)	—	—	(460)	(460)

Total comprehensive income						$42,629

Balance, December 31, 2002	25,908	321,824	(3,876)	—	117,814		435,762

Issuance of common stock	80	1,687	—	—	—		1,687
Comprehensive income, net of tax:
Net income	—	—	—	—	42,446	$42,446	42,446
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	10,062	—	—	10,062	10,062
Unrealized gain on interest rate swap	—	—	460	—	—	460	460

Total comprehensive income						$52,968

Balance, December 31, 2003	25,988	323,511	6,646	—	160,260		490,417

Issuance of common stock in connection with acquisitions	5,184	128,699	—	—	—		128,699
Issuance of common stock in connection with stock option plans	890	16,763	—	—	—		16,763
Exercise of common stock warrants	16	296	—	—	—		296
Issuance of restricted stock	—	4,141	—	(4,141)	—		—
Amortization of deferred compensation	—	—	—	683	—		683
Comprehensive income, net of tax:
Net income	—	—	—	—	51,863	$51,863	51,863
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	6,593	—	—	6,593	6,593
Change in fair value of foreign currency cash flow hedge, net of taxes of $158	—	—	287	—	—	287	287

Total comprehensive income						$58,743

	32,078	$473,410	$13,526	$(3,458)	$212,123		$695,601

See accompanying notes.

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$51,863	$42,446	$42,159
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation	32,800	27,035	24,162
Amortization of intangibles	7,425	4,593	3,162
Amortization of deferred compensation	683	—	—
Amortization of deferred training asset	1,918	—	—
Provision for doubtful accounts	2,321	4,816	8,293
Impairment of purchased accounts receivable	948	1,751	1,999
Accrued noncash interest	6,182	4,922	2,032
Loss (gain) on disposal of property, equipment and other net assets	157	386	(847)
Changes in non-operating income	(1,591)	(2,642)	(512)
Minority interest	606	2,421	3,218
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	4,950	(4,950)	225
Accounts receivable, trade	(2,715)	1,707	(2,368)
Deferred income taxes	28,675	18,816	12,572
Bonus receivable	(2,359)	8,026	(11,663)
Other assets	(13,468)	1,655	4,122
Accounts payable and accrued expenses	(17,845)	(6,561)	(19,517)
Income taxes payable	545	(4,008)	2,127
Deferred revenue	(4,780)	790	(2,597)
Other long-term liabilities	2,704	(147)	(2,562)

Net cash provided by operating activities	99,019	101,056	64,005
Cash flows from investing activities:
Purchases of accounts receivable	(43,549)	(48,106)	(46,177)
Collections applied to principal of purchased accounts receivable	86,761	77,386	58,351
Purchases of property and equipment	(27,188)	(20,498)	(27,331)
Net distribution from joint venture	2,083	1,540	—
Proceeds from notes receivable	1,403	394	1,000
Proceeds from disposal of property, equipment and other net assets	1,013	—	2,633
Net cash paid for acquisitions and acquisition related costs	(21,981)	(720)	(27,966)

Net cash (used in) provided by investing activities	(1,458)	9,996	(39,490)
Cash flows from financing activities:
Repayment of notes payable	(64,814)	(30,947)	(18,606)
Borrowings under notes payable	—	750	—
Repayment of borrowings under revolving credit agreement	(70,000)	(61,680)	(47,620)
Borrowings under revolving credit agreement	—	1,000	34,170
Payment of fees to acquire debt	(103)	(2,899)	(552)
Issuance of common stock, net of taxes	15,375	1,531	747

Net cash used in financing activities	(119,542)	(92,245)	(31,861)
Effect of exchange rate on cash	2,671	1,678	344

Net (decrease) increase in cash and cash equivalents	(19,310)	20,485	(7,002)
Cash and cash equivalents at beginning of the period	45,644	25,159	32,161

Cash and cash equivalents at end of the period	$26,334	$45,644	$25,159

See accompanying notes.

NCO GROUP, INC.

Notes to Consolidated Financial Statements

1.	Nature of Operations:

NCO Group, Inc. (the “Company” or “NCO”) is a global provider of business process outsourcing services, primarily focused on accounts receivable management, referred to as ARM and customer relationship management, referred to as CRM. NCO provides services to more than 24,000 active clients including many Fortune 500 companies, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, utilities, retail and commercial, transportation/logistics, education, technology and government services. These clients are primarily located throughout the United States, Canada, the United Kingdom, and Puerto Rico. The Company’s largest client during 2004 was Capital One Financial Corporation and it represented 10.4 percent of the Company’s 2004 consolidated revenue. The Company also purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer-oriented companies.

The Company’s business consisted of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International.

2.	Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All intercompany accounts and transactions have been eliminated. The Company does not control InoVision-MEDCLR-NCOP Ventures, LLC (see note 21) and, accordingly, its financial condition and results of operations are not consolidated with the Company’s financial statements.

Revenue Recognition:

ARM Contingency Fees:

ARM contingency fee revenue is recognized upon collection of funds by NCO or its client.

In January 2005, the Company was notified by the Staff of the Securities and Exchange Commission that their interpretation of Staff Accounting Bulletin No. 104, referred to as SAB 104 was inconsistent with the Company’s long-standing policy with respect to the timing of revenue recognized on certain cash receipts related to contingency revenues. The Company previously recognized contingency fee revenue attributable to payments postmarked prior to the end of the period and received in the mail from the consumers on the first business day after such period as applicable to the prior reporting period. This revenue recognition policy had been in effect since prior to NCO becoming a public company and was consistently applied over time. The Company corrected its policy in order to recognize revenue when physically received. The impact of this correction was a $2.7 million reduction in revenues and a $947,000, reduction in net income, or $0.03 per diluted share, for the year ended December 31, 2004.

No restatement of prior period financial statements is required for this correction.

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

The Company defers all of the base service fees, subject to the limits, until the collections exceed the collection guarantees. At the end of each reporting period, the Company assesses the need to record an additional liability if deferred fees are less than the estimated guarantee payments, if any, due to the client, subject to the limits. There was no additional liability recorded as of December 31, 2004 and 2003.

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

Training Revenue:

In connection with the provisions of certain inbound and outbound CRM services, the Company incurs costs to train its CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs, referred to as Start-up Training, and on-going training for updates of existing CRM programs, referred to as On-going Training. The Company bills some of its customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to the CRM revenue being generated over the course of a contract and cannot be separated as a discrete earning process under SAB 104. Start-up Training and On-going Training revenues are recognized over the term of the customer contract, or over the period to be benefited. Direct costs associated with providing Start-up Training and On-going Training, which consist exclusively of salary and benefit costs, are also deferred and amortized over a time period consistent with the deferred training revenue. When a business relationship is terminated with one of the Company’s customers, the unamortized deferred training revenue and unamortized deferred direct costs associated with that customer are immediately recognized. At December 31, 2004, the balance of deferred training revenue was $1.8 million and deferred costs capitalized were $1.4 million.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.	Accounting Policies (continued):

Revenue Recognition (continued):

Purchased Accounts Receivable:

The Company accounts for its investment in purchased accounts receivable on an accrual basis under the guidance of American Institute of Certified Public Accountants’ Practice Bulletin No. 6, “Amortization of Discounts on Certain Acquired Loans,” referred to as PB6, because the Company believes that the amounts and timing of cash collections for its purchased accounts receivable can be reasonably estimated. The Company has maintained historical collection records for all of its purchased accounts receivable, as well as debtor records, since its entrance into this business in 1991 and for the acquired predecessor business since 1986, which provides a reasonable basis for the Company’s judgment that it is probable that it will ultimately collect the recorded amount of its purchased accounts receivable plus a premium or yield. The historical collection amounts also provide a reasonable basis for determining the timing of the collections. The Company uses all available information to forecast the cash flows of its purchased accounts receivable including, but not limited to, historical collections, payment patterns on similar purchases, credit scores of the underlying debtors, seller’s credit policies, and location of the debtor. Portfolios are established with accounts having similar attributes. Typically, each portfolio consists of an individual acquisition of accounts that are initially recorded at cost, which includes external costs of acquiring portfolios. Once a portfolio is acquired, the accounts in the portfolio are not changed. Proceeds from the sale of accounts and return of accounts within a portfolio are accounted for as collections in that portfolio.

Collections on the portfolios are allocated to revenue and principal reduction based on the estimated internal rate of return (“IRR”) for each portfolio. The IRR for each portfolio is derived based on the expected monthly collections over the estimated economic life of each portfolio (generally five years, based on the Company’s collection experience), compared to the original purchase price. Revenue on purchased accounts receivable is recorded monthly based on applying each portfolio’s effective IRR for the quarter to its carrying value. To the extent collections exceed the estimated revenue, the carrying value is reduced and the reduction is recorded as collections applied to principal. Because the IRR reflects collections for the entire economic life of the portfolio, and those collections are not constant, lower collection rates, typically in the early months of ownership, can result in a situation where the actual collections are less than the revenue. In this situation, the carrying value of the portfolio may be increased by the difference between the revenue and collections.

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

In October 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual and expected cash flows from an investor’s initial investment in certain loans when such differences are attributable, in part, to credit quality. The concept of loans under SOP 03-3 includes our purchased accounts receivable portfolios. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, and amends Practice Bulletin No. 6 for loans acquired in fiscal years before the effective date. We adopted SOP 03-3 on January 1, 2005. Previously issued annual financial statements are not restated and there is no prior period effect of these new provisions (see note 22).

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.	Accounting Policies (continued):

Credit Policy:

Management carefully monitors its client relationships in order to minimize the Company’s credit risk and assesses the likelihood of collection based on a number of factors including the client’s collection history and credit-worthiness. The Company maintains a reserve for potential collection losses when such losses are deemed to be probable.

The Company has two types of arrangements under which it collects its ARM contingency fee revenue. For certain clients, the Company remits funds collected on behalf of the client net of the related contingency fees while, for other clients, the Company remits gross funds collected on behalf of clients and bills the client separately for its contingency fees.

The Company generally does not require collateral and it does not charge finance fees on outstanding trade receivables. In many cases, in the event of collection delays from ARM clients, management may, at its discretion, change from the gross remittance method to the net remittance method. The Company also maintains a reserve for deposits on debtor accounts that may ultimately prove to be insufficient funds. Trade accounts receivable are written off to the allowances when collection appears highly unlikely.

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

Long-Lived Assets:

The Company periodically evaluates the net realizable value of long-lived assets, including property and equipment, internal use software, and certain identifiable intangible assets, for impairment, based on the estimated undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Goodwill:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Goodwill is tested for impairment each year on October 1, and as triggering events occur. The goodwill impairment test is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of impairment, if applicable. The first test for potential impairment uses a fair-value based approach, whereby the implied fair value of a reporting unit’s goodwill is compared to its carrying amount, if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company does not believe that goodwill is impaired as of December 31, 2004.

Other Intangible Assets:

Other intangible assets consist primarily of customer relationships and deferred financing costs, which relate to debt issuance costs incurred. Customer relationships are amortized over five years and deferred financing costs are amortized over the term of the debt, using the straight-line method (see note 7).

Stock Options:

The Company accounts for stock option grants in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” referred to as APB 25, and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company does not recognize compensation cost based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (amounts in thousands, except per share amounts) (see note 13):

	For the Years Ended December 31,

	2004	2003	2002

Net income – as reported	$51,863	$42,446	$42,159
Pro forma compensation cost, net of taxes	3,292	4,372	5,417

Net income – pro forma	$48,571	$38,074	$36,742

Net income per share – as reported:
Basic	$1.71	$1.64	$1.63
Diluted	$1.60	$1.54	$1.54
Net income per share – pro forma:
Basic	$1.60	$1.47	$1.42
Diluted	$1.51	$1.40	$1.36

The estimated weighted average, grant-date fair values of the options granted during the years ended December 31, 2004, 2003 and 2002 were $8.34, $8.96 and $8.40, respectively. All options granted were at the market price of the stock on the grant date. For valuation purposes, the Company utilized the Black-Scholes option-pricing model using the following assumptions on a weighted average basis

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.	Accounting Policies (continued):

Stock Options (continued):

	For the Years Ended December 31,

	2004	2003	2002

Risk-free interest rate	3.53%	3.72%	3.18%
Expected life in years	4.00	5.00	5.00
Volatility factor	36.91%	47.92%	56.59%
Dividend yield	None	None	None
Forfeiture rate	5.00%	5.00%	5.00%

Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” referred to as SFAS 109, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are expected to be reinvested indefinitely.

Foreign Currency Translation:

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency for that subsidiary. The assets and liabilities of these foreign subsidiaries have been translated using the current exchange rates, and the income and expenses have been translated using historical exchange rates. The adjustments resulting from translation have been recorded separately in shareholders’ equity as “Other comprehensive income (loss)” and are not included in determining consolidated net income. As of December 31, 2004 and 2003, Other comprehensive income (loss) included $13.2 million and $6.6 million of cumulative income, respectively, from foreign currency translation.

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

The Company is exposed to foreign currency fluctuations relating to its operations in Canada, the United Kingdom and the Philippines. In order to partially hedge cash flow exposure, the Company periodically enters into forward exchange contracts in order to minimize the impact of currency fluctuations on transactions and cash flows. These contracts are designated as cash flow hedges and recorded at their fair value on the accompanying balance sheets. Changes in the fair value of a cash flow hedge, to the extent that the hedge is effective, are recorded, net of tax, in other comprehensive income, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in the statement of income in other income (expense) (see note 14).

The Company has certain nonrecourse notes payable that contain embedded derivative instruments. The embedded derivatives are not hedge instruments and, accordingly, changes in their estimated fair value are reported as interest expense in the accompanying statements of income. The embedded derivatives are included in long-term debt on the accompanying balance sheets as they are not separable from the notes payable and they have the same counterparty (see note 9).

Reclassifications:

Certain amounts as of December 31, 2003, and for the years ended December 31, 2003 and 2002 have been reclassified for comparative purposes.

3.	Business Combinations

The following acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition-related expenses. These accruals included professional fees related to the acquisition, severance costs, idle lease costs and other acquisition-related expenses.

On August 19, 2002, the Company acquired certain assets and related operations, excluding the purchased accounts receivable portfolio, and assumed certain liabilities of Great Lakes Collection Bureau, Inc. (“Great Lakes”), a subsidiary of GE Capital Corporation (“GE Capital”), for $10.1 million in cash. The Company funded the purchase with borrowings under its revolving credit agreement. NCO Portfolio Management Inc., referred to as NCO Portfolio, acquired the purchased accounts receivable portfolio of Great Lakes for $22.9 million. NCO Portfolio funded the purchase with $2.3 million of existing cash and $20.6 million of nonrecourse financing. This nonrecourse financing is collateralized by the Great Lakes purchased accounts receivable portfolio. As part of the acquisition, the Company and GE Capital signed a multi-year agreement under which the Company will provide services to GE Capital. The Company allocated $4.1 million of the purchase price to the customer relationship and recognized goodwill of $2.3 million. All of the goodwill is deductible for tax purposes. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers and reduce the cost of providing services to the acquired customers through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

3.	Business Combinations (continued):

On December 9, 2002, the Company acquired all of the stock of The Revenue Maximization Group, Inc. (“RevGro”) for $17.5 million in cash, including the repayment of $889,000 of RevGro’s pre-acquisition debt. The Company funded the purchase with $16.8 million of borrowings under its revolving credit agreement and existing cash. The Company allocated $4.7 million of the purchase price to the customer relationship and recognized goodwill of $8.2 million. None of the goodwill is deductible for tax purposes. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers and reduce the cost of providing services to the acquired customers through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.

On March 26, 2004, the Company completed the merger of NCO Portfolio with a wholly owned subsidiary of the Company. The Company owned approximately 63.3 percent of the outstanding stock of NCO Portfolio prior to the merger and pursuant to the merger acquired all NCO Portfolio shares that it did not own in exchange for 1.8 million shares of NCO common stock valued at $39.8 million. The value of the stock issued was based on the average closing price of the Company’s common stock for the period beginning two days before and ending two days after the announcement of the merger on December 15, 2003. The Company recorded goodwill of $15.9 million, most of which is not deductible for tax purposes. From March 26, 2004 through December 31, 2004, the Company revised the estimated allocation of the fair market value that resulted in an increase in goodwill of $1.2 million. As a result of the acquisition, the Company expects to expand its portfolio base and reduce the cost of operations through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is an allocation of the purchase price of the minority interest of NCO Portfolio (amounts in thousands):

Purchase price	$39,891
Transaction costs	2,005
Fair value adjustments:
Purchased accounts receivable	2,324
Other assets and liabilities	(825)
Minority interest	(27,454)

Goodwill	$15,941

On April 2, 2004, the Company completed the acquisition of RMH Teleservices, Inc., referred to as RMH, a provider of CRM services. The Company issued 3.4 million shares of NCO common stock in exchange for all of the outstanding shares of RMH and assumed 339,000 warrants and 248,000 stock options. The total value of the consideration was $88.8 million. The Company also repaid $11.4 million of RMH’s pre-acquisition debt. The value of the stock, warrants and stock options was based on the average closing price of the Company’s common stock for the period beginning two days before and ending two days after the announcement of the first amendment to the agreement on January 22, 2004. The Company allocated $20.0 million of the purchase price to the customer relationships and recorded goodwill of $88.0 million, most of which is not deductible for tax purposes. From April 2, 2004, through December 31, 2004, the Company revised its allocation of the fair market value of the acquired assets and liabilities, which resulted in a net increase in goodwill of $23.5 million. This increase was principally due to changes in estimates related to lease costs, including sublease assumptions, tax contingencies and termination liabilities related to client and vendor agreements. In connection with the RMH acquisition, the Company recorded restructuring liabilities of $38.9 million under an exit plan the Company began to formulate prior to the acquisition date. These liabilities principally relate to severance costs related to certain redundant personnel that were scheduled to be eliminated upon completion of the acquisition, certain future rental obligations attributable to facilities scheduled to be closed, and other contractual termination costs. Certain of the payments related to such exited activities may continue through 2010. The Company’s exit plan has been completed as of December 31, 2004, except for certain unresolved matters related to certain lease assumptions and the resolution of tax contingencies.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

3.	Business Combinations (continued):

As a result of the acquisition, the Company expects to expand RMH’s current customer base, strengthen its relationship with certain existing customers, and reduce the cost of providing services to the acquired customers through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is an allocation of the purchase price to the assets acquired and liabilities assumed of RMH (amounts in thousands):

Purchase price	$88,808
Transaction costs	3,819
Accounts receivable	(23,813)
Customer relationships	(20,000)
Property and equipment	(38,884)
Deferred tax asset	(32,491)
Other assets	(5,132)
Long-term debt	30,511
Income tax liabilities	13,698
Other assumed liabilities	31,769
Accrued acquisition costs	38,957
Foreign currency translation of goodwill	785

Goodwill	$88,027

The following presents the activity in the accruals recorded for acquisition related expenses (amounts in thousands):

	Severance	Leases	Other	Total

Balance at April 2, 2004	$4,211	$18,493	$9,032	$31,736
Cash payments	(5,311)	(2,659)	(9,353)	(17,323)
Additional accruals	1,587	1,958	3,676	7,221
Foreign currency translation	—	893	—	893

Balance at December 31, 2004	$487	$18,685	$3,355	$22,527

The additional accruals of $7.2 million primarily relate to changes in assumptions used for determining certain lease terminations.

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

	For the Years Ended December 31,

	2004	2003

Revenue	$1,007,004	$1,023,958
Net income	$51,812	$35,040
Earnings per share – basic	$1.45	$1.12
Earnings per share – diluted	$1.36	$1.10

4.	Purchased Accounts Receivable:

Portfolio Management, ARM International and the Canadian division of ARM North America purchase defaulted consumer accounts receivable at a discount from the actual principal balance. On certain international portfolios, Portfolio Management and ARM International jointly purchase defaulted consumer accounts receivable. As of December 31, 2004, the carrying values of Portfolio Management’s, ARM International’s and ARM North America’s purchased accounts receivable were $136.9 million, $1.9 million and $223,000, respectively. The following summarizes the change in purchased accounts receivable (amounts in thousands):

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

4.	Purchased Accounts Receivable (continued):

	For the Years Ended December 31,

	2004	2003	2002

Balance, at beginning of period	$152,613	$152,448	$140,001
Purchases of accounts receivable	46,837	54,133	48,203
Nonrecourse borrowings to purchase accounts receivable	42,832	20,166	24,477
Collections on purchased accounts receivable	(185,030)	(154,121)	(120,513)
Purchase price adjustment		—	(4,000)
Revenue recognized	98,269	76,735	66,162
Impairment of purchased accounts receivable	(948)	(1,751)	(1,999)
Dissolution of securitization	(13,673)	—	—
Residual purchased accounts receivable from previously unconsolidated subsidiary	—	4,515	—
Fair value purchase accounting adjustment	(2,324)	—	—
Foreign currency translation adjustment	281	488	117

Balance, at end of period	$138,857	$152,613	$152,448

Included in collections for the years ended December 31, 2004, 2003 and 2002 were $17.9 million, $7.6 million and $3.7 million, respectively, of proceeds from portfolio sales.

The 2004 collections included $5.2 million of proceeds from the dissolution, winding up and sale of a securitization established in August 1999. The finance subsidiary holding the receivables adopted a plan of liquidation and proceeded to liquidate the receivables on behalf of and in cooperation with the securitized note holders prior to the December 31, 2004 maturity date of the notes. The securitized notes were nonrecouse to the Company. The proceeds of the sale were used to reduce the carrying value of the accounts receivable and pay down the related securitized note. Pursuant to the dissolution, the balance of the securitized notes of $13.8 million and the carrying value of the receivables of $13.7 million, along with cash from collections held on behalf of the note holders, were charged to other income and other expense, respectively. The net effect on earnings of the winding up of the dissolution of the finance subsidiary was immaterial (see note 9).

During the years ended December 31, 2004, 2003 and 2002, impairment charges of $948,000, $1.8 million and $2.0 million, respectively, were recorded from portfolios where the carrying values exceeded the expected future undiscounted cash flows. As of December 31, 2004 and 2003, the combined carrying values on all impaired portfolios aggregated $2.5 million and $11.4 million, respectively, or 1.8 percent and 7.5 percent of total purchased accounts receivable, respectively, representing their net realizable value.

As of December 31, 2004 and 2003, one portfolio with a carrying value of $629,000 and $4.2 million, respectively, which was acquired in connection with the dissolution of an off-balance sheet securitization, was also being accounted for under the cost recovery method.

5.	Funds Held on Behalf of Clients:

In the course of the Company’s regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $54.3 million and $59.3 million at December 31, 2004 and 2003, respectively, have been shown net of their offsetting liability for financial statement presentation.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

6.	Property and Equipment:

Property and equipment, at cost, consisted of the following (amounts in thousands):

	Estimated Useful Life	December 31,

		2004	2003

Computer equipment	5 years	$128,966	$96,680
Computer software developed for internal use	5 years	52,081	41,850
Furniture and fixtures	5 to 10 years	28,368	20,546
Leasehold improvements	5 to 15 years	33,104	14,295

		242,519	173,371
Less accumulated depreciation		128,263	99,286

		$114,256	$74,085

7.	Intangible Assets:

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

	December 31,

	2004	2003

ARM North America	$499,980	$500,982
CRM	88,027	—
Portfolio Management	15,941	—
ARM International	5,614	5,388

	$609,562	$506,370

CRM’s goodwill resulted from the acquisition of RMH and Portfolio Management’s goodwill resulted from the purchase of the minority interest of NCO Portfolio (see note 3). The decrease in ARM North America’s goodwill primarily related to the sale of a business offset partially by a change in the Canadian exchange rate used for foreign currency translation. ARM International’s goodwill increased due principally to a change in the exchange rate used for foreign currency translation.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

7.	Intangible Assets (continued):

Other Intangible Assets:

Other intangible assets consist primarily of customer relationships and deferred financing costs. The following represents the other intangible assets (amounts in thousands):

	December 31,

	2004		2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$28,761	$6,856	$8,761	$2,104
Deferred financing costs	15,350	12,239	15,321	9,687
Other intangible assets	975	937	900	816

Total	$45,086	$20,032	$24,982	$12,607

The Company recorded amortization expense for all other intangible assets of $7.4 million, $4.6 million and $3.2 million during the years ended December 31, 2004, 2003 and 2002, respectively. The following represents the Company’s expected amortization expense from these other intangible assets (amounts in thousands):

2005	$8,308
2006	6,345
2007	5,401
2008	4,000
2009	1,000

8.	Accrued Expenses:

Accrued expenses consisted of the following (amounts in thousands):

	December 31,

	2004	2003

Accrued RMH acquisition costs	$16,054	$—
Accrued rent and other related expense associated with the flood of the Fort Washington locations	8,205	8,043
Other accrued expenses	29,213	17,858

	$53,472	$25,901

9.	Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	December 31,

	2004	2003

Convertible notes	$125,000	$125,000
Senior credit facility	62,500	132,500
Nonrecourse credit facility	39,786	17,591
Securitized nonrecourse debt	8,158	33,210
Other	15,579	7,186
Less current portion	(64,684)	(66,523)

	$186,339	$248,964

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

9.	Long-Term Debt (continued):

The following summarizes the Company’s required debt payments (amounts in thousands). The payment for 2006 assumes that the convertible notes are not converted into common stock prior to the maturity date.

2005	$64,684
2006	178,148
2007	5,186
2008	1,301
2009	1,437
Thereafter	267

$251,023

Convertible Notes:

At December 31, 2004, the Company had $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes due April 15, 2006, referred to as the Notes. The Notes are convertible into NCO common stock at a conversion price of $32.92 per share.

Senior Credit Facility:

The Company has a $200 million senior credit facility with various participating lenders. The senior credit facility was originally structured as a $150 million term loan and a $50 million revolving credit facility. The maturity date is March 15, 2006, referred to as the Maturity Date. The Company is required to make quarterly repayments of $6.3 million on the term loan until the Maturity Date. The remaining balance outstanding under the term loan and the balance under the revolving credit facility will become due on the Maturity Date. At December 31, 2004, the balance outstanding on the term loan was $62.5 million. The availability of the revolving credit facility is reduced by any unused letters of credit. As of December 31, 2004, the Company had unused letters of credit of $1.6 million and had remaining availability of $48.4 million under the revolving credit facility.

All borrowings carry interest at a rate equal to either, at the option of the Company, the administrative agent’s prime rate (5.25 percent at December 31, 2004) plus a margin of 0.75 percent to 1.25 percent, which is determined quarterly based upon the Company’s consolidated funded debt to earnings before interest, taxes, depreciation, and amortization, referred to as EBITDA, ratio, or the London InterBank Offered Rate, referred to as LIBOR, (2.42 percent at December 31, 2004) plus a margin of 2.25 percent to 3.00 percent depending on the Company’s consolidated funded debt to EBITDA ratio. The Company is charged a fee on the unused portion of the senior credit facility of 0.38 percent to 0.50 percent depending on the Company’s consolidated funded debt to EBITDA ratio. The effective interest rate on the senior credit facility was approximately 3.75 percent, 4.29 percent and 4.40 percent for the years ended December 31, 2004, 2003 and 2002, respectively.

Borrowings under the credit agreement are collateralized by substantially all the assets of the Company. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, the issuance of equity, and distributions to shareholders. If an event of default, such as failure to comply with covenants, material adverse change, or change of control, were to occur under the credit agreement, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. As of December 31, 2004, the Company was in compliance with all required financial covenants and the Company was not aware of any events of default.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

9.	Long-Term Debt (continued):

Nonrecourse Credit Facility:

Portfolio Management has a four-year exclusivity agreement with a lender that expires August 2006. The agreement stipulates that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $4 million must be first offered to the lender for financing at its discretion. The agreement has no minimum or maximum credit authorization. Portfolio Management may terminate the agreement at any time after August 2004 for a cost of $125,000 per month for each remaining month. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate plus 3.25 percent (prime rate was 5.25 percent at December 31, 2004). Each borrowing is due two years after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional return, the lender will receive 40 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note and the initial investment by Portfolio Management, including interest. The effective interest rate on these notes, including the residual interest component was approximately 32.1 percent and 32.0 percent for the years ended December 31, 2004 and 2003, respectively. Borrowings under this financing agreement are nonrecourse to the Company, except for the assets within the entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement , in addition to other remedies. Total debt outstanding under this facility was $39.8 million and $17.6 million as of December 31, 2004 and 2003, respectively, which included $5.6 million and $4.7 million of accrued residual interest, respectively. As of December 31, 2004, Portfolio Management was in compliance with all required covenants.

Upon full satisfaction of the notes payable and the return of the initial investment by Portfolio Management, including interest, as it relates to each purchase of accounts receivable, the Company is obligated to pay the lender a contingent payment amount equal to 40 percent of collections received, unless otherwise negotiated, net of servicing fees and other related charges. The contingent payment has been accounted for as an embedded derivative in accordance with SFAS 133. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At December 31, 2004 and 2003, the estimated fair value of the embedded derivative was $5.6 million and $4.7 million, respectively. The embedded derivative for each portfolio purchase is subject to revaluation each period based upon similar current period portfolio purchases’ underlying yields. During the year ended December 31, 2004, $129,000 was recorded as “other expense” on the statement of income to revalue the embedded derivatives.

Securitized Nonrecourse Debt:

Portfolio Management had two securitized nonrecourse notes payable that were originally established to fund the purchase of accounts receivable. Each of the notes payable was nonrecourse to the Company, was secured by a portfolio of purchased accounts receivable, and was bound by an indenture and servicing agreement. The Company was servicer for each portfolio of purchased accounts receivable within these securitized notes. These were term notes without the ability to re-borrow. Monthly principal payments on the notes equaled all collections after servicing fees, collection costs, interest expense and administrative fees.

The first securitized note was established in September 1998 through a finance subsidiary. This note carries a floating interest rate of LIBOR plus 0.65 percent per annum. The final due date of all payments under the facility is the earlier of March 10, 2005, or satisfaction of the note from collections. The liability was not satisfied from collections as of March 10, 2005. A liquidity reserve of $900,000 and $5.4 million was included in restricted cash as of December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the amount outstanding on the facility was $8.2 million and $13.9 million, respectively. Upon maturity of the note on March 10, 2005, the third party note insurer is obligated to satisfy the balance of the obligation remaining unpaid from collections. At such time, the note insurer has the right to sell the underlying receivables. Preliminary discussions with the note insurer are ongoing. However, since it is nonrecourse to the Company, it is not expected that the acceleration of the notes or sale of the receivables will have a material impact on the Company.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

9.	Long-Term Debt (continued):

Securitized Nonrecourse Debt (continued):

The second securitized note was established in August 1999 and carried interest at 15 percent per annum. This note was due December 31, 2004. On December 28, 2004, a plan of dissolution of the special purpose entity holding the assets was adopted, and the assets were sold for $5.2 million. The proceeds of the sale were used to pay down the notes. The balance of the note prior to the plan of dissolution and sale of assets was $19.0 million. The remaining $13.8 million due on the notes was released by the note holders in exchange for the sales proceeds (see note 4).

10.	Operating Leases:

The Company leases certain equipment and real estate facilities under noncancelable operating leases. These leases expire between 2005 and 2016, and most contain renewal options. The following represents the future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more (amounts in thousands). The following future minimum payments have been reduced by minimum sublease rentals of $4.7 million, due in the future under noncancelable subleases, and do not include the leases from the Company’s former Fort Washington locations (see note 18).

2005	$38,111
2006	30,925
2007	27,799
2008	22,523
2009	18,197
Thereafter	48,707

$186,262

Rent expense was $27.9 million, $23.7 million and $20.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease.

11.	Income Taxes:

Income tax expense consisted of the following components (amounts in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Currently payable:
Federal	$360	$8,776	$9,235
State	1,586	1,126	1,789
Foreign	1,768	3,548	1,329

Deferred:
Federal	25,470	12,222	14,218
State	1,194	1,066	1,131
Foreign	2,011	(6)	—

Income tax expense	$32,389	$26,732	$27,702

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

11.	Income Taxes (continued):

Deferred tax assets (liabilities) consisted of the following (amounts in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$46,540	$43,040
Deferred contractual revenue	9,042	9,822
Accrued acquisition costs	5,184	—
Accrued expenses	4,244	8,046

Total deferred tax assets	65,010	60,908

Valuation allowance	13,658	9,628

Net deferred tax assets	51,352	51,280

Deferred tax liabilities:
Amortization	32,317	25,943
Depreciation	8,438	11,251
Purchased accounts receivable	27,862	40,482

Total deferred tax liabilities	68,617	77,676

Net deferred tax liabilities	$(17,263)	$(26,396)

The Company had $88.0 million of federal net operating loss carryforwards, subject to certain limitations, available at December 31, 2004, which will expire during 2005 through 2023. These federal net operating loss carryforwards primarily relate to net operating loss carryforwards that existed as of the date of the Creditrust Merger and the RMH acquisition. Due to the Creditrust ownership change in 2001 and the RMH ownership change in 2004, the use of the net operating loss carryforwards could be substantially curtailed by Section 382 of the Internal Revenue Code. The annual use of the net operating loss carryforwards is limited under this section and such limitation is dependent on: (i) the respective fair market values of Creditrust and RMH at the time of the ownership change; and (ii) the respective net unrealized built-in gains of Creditrust at the time of the ownership change, which are recognized within five years of the Creditrust Merger date. Based on an analysis performed by the Company, it is anticipated that $41.6 million of the Creditrust and $43.6 of the RMH net operating losses will be available for utilization after Section 382 limitations. Accordingly, a deferred tax asset based on these amounts were recorded at the respective dates of the Creditrust Merger and the RMH acquisition, being available to offset future reversing temporary differences and future taxable income. At year-end, these deferred tax assets were expected to be fully utilized to offset future reversing temporary differences, primarily relating to purchased accounts receivable regarding the Creditrust Merger and reversing temporary differences and income from operations regarding the RMH acquisition.

The Company had $5.0 million of Canadian net operating loss carryforwards available at December 31, 2004, which will expire in 2011. These net operating loss carryforwards relate to losses generated in the current year from the Canadian subsidiary acquired in the RMH acquisition.

The Company has recorded state net operating loss carryforwards of $13.7 million at December 31, 2004. The deferred tax assets created by the state net operating loss carryforwards have been reduced by a $13.7 million valuation allowance due to the uncertainty that they can be realized. This represents an increase of $4.1 million from December 31, 2003, due to additional state net operating loss carryforwards generated in 2003.

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

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

11.	Income Taxes (continued):

A reconciliation of the U.S. statutory income tax rate to the effective rate was as follows:

	For the Years Ended December 31,

	2004	2003	2002

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal	2.3	2.1	2.8
Other, net	0.9	0.2	0.1

Effective tax rate	38.2%	37.3%	37.9%

Income from operations for the years ended December 31, 2004, 2003 and 2002, included foreign subsidiary income of $21.7 million, $9.8 million and $3.9 million, respectively. The Company’s cumulative undistributed earnings of foreign subsidiaries of $30.7 million for the year ended December 31, 2004, are expected to be reinvested indefinitely, and accordingly no incremental U.S. or foreign withholding taxes have been recorded.

12.	Common Stock and Earnings Per Share:

Common Stock Warrants

As of December 31, 2004, the Company had warrants outstanding to purchase 22,000 shares of NCO common stock at $32.97 per share. These warrants expire in May 2009.

In addition, as of December 31, 2004, the Company had warrants outstanding to purchase 323,000 shares of NCO common stock, which were assumed in connection with the RMH acquisition, at a weighted average price of $39.38 per share. 197,000 of these warrants expire in 2006 and 126,000 of these warrants expire in 2008.

Earnings Per Share:

Basic earnings per share (“EPS”) was computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income by the weighted average number of common shares outstanding plus all common share equivalents. Net income is adjusted to add-back interest expense on the convertible debt, net of taxes, if the convertible debt is dilutive. The interest expense on the convertible debt, net of taxes, included in the diluted EPS calculation was $3.7 million for the years ended December 31, 2004, 2003 and 2002. Outstanding options, warrants, and convertible securities have been utilized in calculating diluted amounts per share only when their effect would be dilutive.

The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Basic	30,397	25,934	25,890
Dilutive effect of:
Convertible debt	3,797	3,797	3,797
Options and restricted stock units	377	164	142
Warrants	81	—	—

Diluted	34,652	29,895	29,829

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

13.	Stock-Based Compensation:

In June 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”). In September 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”). The 1995 Plan and 1996 Plan, as amended, authorized 333,000 and 5.2 million shares, respectively, of incentive or nonqualified stock options. The Director Plan, as amended, authorized 150,000 shares. In April 2004, the Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”), and in May the NCO shareholders approved the 2004 Plan. Upon adoption of the 2004 Plan, no additional options may be granted under the 1995 Plan or the 1996 Plan. The 2004 Plan authorized up to $2.0 million shares of common stock for issuance in connection with a variety of awards including stock options, stock appreciation rights, and restricted and unrestricted stock awards. The vesting periods for the outstanding options under the 1995 Plan, the 1996 Plan, the 2004 Plan, and the Director Plan are three years, three years, three years and one year, respectively. The options expire no later than 10 years from the date of grant, except that options granted under the 1996 Plan after May 2003 expire no later than seven years from the date of grant.

On April 2, 2004, as part of the acquisition of RMH, NCO assumed the RMH 1996 Stock Incentive Plan (the “RMH Plan”). The RMH Plan authorized up to 419,000 shares of common stock for issuance in connection with a variety of awards including stock options, stock appreciation rights, and restricted and unrestricted stock grants. As of April 2, 2004, there were 248,000 options outstanding and no additional awards can be granted under the RMH Plan. All options that were issued and outstanding under the RMH Plan as of April 2, 2004, became fully vested as a result of the acquisition of RMH by NCO. The options expire no later than 10 years from the date of grant.

Stock Options

A summary of stock option activity for all of the plans was as follows (amounts in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at January 1, 2002	3,998	$25.41
Granted	504	16.01
Exercised	(37)	20.47
Forfeited	(271)	26.52
Expired	(23)	27.25

Outstanding at December 31, 2002	4,171	24.23
Granted	656	19.22
Exercised	(80)	19.02
Forfeited	(270)	25.81

Outstanding at December 31, 2003	4,477	23.50
Granted	256	24.53
Assumed from acquisitions	508	20.78
Exercised	(819)	18.62
Forfeited	(363)	26.43

Outstanding at December 31, 2004	4,059	$23.94

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

13.	Stock-Based Compensation (continued):

The following table summarizes information about stock options outstanding as of December 31, 2004 (shares in thousands):

	Stock Options Outstanding			Stock Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$ 8.67 to $19.48	900	6.48 years	$ 16.88	488	$ 16.49
$20.05 to $24.75	1,222	6.00 years	21.16	1,050	20.90
$24.84 to $28.75	949	6.64 years	25.23	741	25.33
$29.19 to $33.38	854	4.70 years	30.64	854	30.64
$36.88 to $86.63	134	3.57 years	45.08	134	45.08

	4,059	5.90 years	$ 23.94	3,267	$ 24.78

Restricted Stock

The Company granted 174,765 shares of restricted stock under the 2004 Plan and recorded compensation expense of $683,000 for the year ended December 31, 2004. Restricted stock grants vest over multiple cliff vesting periods.

14.	Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These transactions are designated as cash flow hedges. The Company had forward exchange contracts for the purchase of $34.4 million of Canadian dollars outstanding at December 31, 2004, which mature within 90 days. For the year ended December 31, 2004, the Company had gains of $2.7 million ($1.9 million after tax) of which $2.4 million ($1.6 million after tax) were reclassified into earnings. The benefit relating to the settlement of the Company’s cash flow hedges was recorded as a reduction of payroll and related expenses in the statement of income. At December 31, 2004, the fair market value of all outstanding cash flow hedges was $445,000, which is included in “other assets.” All of the accumulated income and loss in other comprehensive income related to cash flow hedges at December 31, 2004, is expected to be reclassified into earnings within the next 12 months.

The Company’s nonrecourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives. The contingent payment is equal to 40 percent of collections received after principle and interest, unless otherwise negotiated, net of servicing fees and other related charges. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At December 31, 2004 and 2003, the estimated fair value of the embedded derivative was $5.6 million and $4.7 million, respectively. The embedded derivative for each portfolio purchase is subject to revaluation each period based upon similar current period portfolio purchases’ underlying yields. During the year ended December 31, 2004, $129,000 was recorded as interest expense on the statement of income to revalue the embedded derivatives.

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

Purchased Accounts Receivable:

The Company records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. The carrying value of purchased accounts receivable, which is estimated based upon future cash flows, approximates fair value at December 31, 2004 and 2003.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

15.	Fair Value of Financial Instruments (continued):

Notes Receivable:

The Company had notes receivable of $17.7 million and $17.3 million as of December 31, 2004 and 2003, respectively. The carrying amounts reported in the balance sheets, included in current and long-term other assets, approximated market rates for notes with similar terms and maturities, and, accordingly, the carrying amounts approximated fair value. The Company reviews the recoverability of the notes receivable on a quarterly basis to determine if an impairment charge is required.

Long-Term Debt:

The stated interest rates of the Company’s nonconvertible debt approximate market rates for debt with similar terms and maturities, and, accordingly, the carrying amounts approximate fair value. The estimated fair value of the Company’s convertible debt was $136.4 million and $127.2 million as of December 31, 2004 and 2003, respectively, based on the closing market price for the convertible securities on December 31, 2004 and 2003, respectively.

16.	Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Years Ended December 31,

	2004	2003	2002

Cash paid for interest	$22,448	$23,044	$22,426
Cash paid for income taxes	12,280	12,310	13,393
Noncash investing and financing activities:
Fair value of assets acquired	231,610	—	33,208
Common stock issued for acquisitions	128,699	—	—
Liabilities assumed from acquisitions	103,018	—	6,829
Nonrecourse borrowings to purchase accounts receivable	42,832	20,166	24,477
Dissolution of securitized nonrecourse debt and other assets	13,673	—	—
Deferred portion of purchased accounts receivable	3,288	6,027	2,026
Deferred compensation from restricted stock	4,141	—	—
Dissolution of investment in securitization	—	4,515	—
Note receivable from disposal of net assets	2,040	—	—
Warrants exercised	169	—	875
17.	Employee Benefit Plans:

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, referred to as the Plan, for its U.S. employees. The Plan allows all eligible employees to defer up to 15 percent of their income on a pretax basis through contributions to the Plan, subject to limitations under Section 401(k) of the Internal Revenue Code. The Company will provide a matching contribution of 25 percent of the first six percent of an employee’s contribution. The Company also has similar type plans for its international employees. The charges to operations for the matching contributions were $3.1 million, $2.4 million and $2.0 million for 2004, 2003 and 2002, respectively.

On December 30, 2004, the Company adopted a deferred compensation plan, referred to as the Deferred Compensation Plan, to permit eligible employees of the Company to defer receipt and taxation of their compensation from the Company each year up to the limit in effect under Section 402(g) of the Internal Revenue Code, less amounts contributed to the Deferred Compensation Plan. The Company, at its discretion, may make a contribution that will be allocated among participants in proportion to their deferrals for such year. All executive officers and other key employees designated by the Company are eligible to participate in the Deferred Compensation Plan.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

18.	Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a foreign labor subcontractor in India, and other vendors that require minimum purchase commitments. These agreements expire between 2005 and 2007. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2005	$36,426
2006	31,929
2007	24,328
2008	2,380

$95,063

The Company incurred $33.2 million, $18.9 million and $7.0 million of expense in connection with these purchase commitments for the years ended December 31, 2004, 2003 and 2002, respectively.

Long-Term Collection Contract:

The Company has a long-term collection contract with a large client to provide collection services that includes guaranteed collections, subject to limits. Any guarantees in excess of the limits will only be satisfied with future collections. The Company is entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections in excess of any remaining guarantees. On May 31, 2004, the Company was required to pay the client the difference between actual collections and the guaranteed collections, subject to limits of $6.0 million. The actual collections were $7.5 million below the guaranteed collections, or $1.5 million in excess of the $6.0 million limit. Since the Company prepaid the client $5.5 million from prior bonuses, it was only required to pay approximately $528,000 as of May 31, 2004. All of the remaining $1.5 million of guaranteed collections were paid to the client from bonuses earned during June and July 2004. On May 31, 2005, the Company is required to pay the client the difference between actual collections and the guaranteed collections, subject to limits of $13.5 million. As of December 31, 2004, the Company prepaid $5.9 million.

Termination Fee:

The Company has a contract with a client to perform CRM services that includes a termination clause. This contract expires on October 31, 2007.

In the event the client terminates the services agreement due to the Company’s material breach or a transaction in which a competitor of the client acquired control of the Company or in the event the Company terminates the services agreement for convenience after October 1, 2004, the Company is required to pay a minimum termination fee of $153,000 for each month remaining in the agreement (or $5.2 million at December 31, 2004). In most other instances (as defined in the services agreement) in which either party terminates the services agreement, the Company is required to pay a termination fee of $77,000 for each month remaining in the services agreement (or $2.6 million at December 31, 2004).

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

18.	Commitments and Contingencies (continued):

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

The allegations related primarily to a large group of consumer accounts from one client that were transitioned to the Company for servicing during 1999. The Company received incorrect information from the prior service provider at the time of transition. The Company became aware of the incorrect information during 2000 and ultimately removed the incorrect information from the consumers’ credit files. During the first quarter of 2004, the Company made a settlement offer to the FTC and recorded a charge of $1.5 million related to this matter. The FTC agreed to this settlement and the amount was paid in the second quarter of 2004. During the fourth quarter of 2004, the Company reached an agreement with the owners of the consumer accounts to partially reimburse the Company for its indemnification claims under the servicing agreement.

Fort Washington Flood:

In June 2001, the first floor of the Company’s Fort Washington, Pennsylvania, headquarters was severely damaged by a flood caused by remnants of Tropical Storm Allison. As previously reported, during the third quarter of 2001, the Company decided to relocate its corporate headquarters to Horsham, Pennsylvania. The Company filed a lawsuit in the Court of Common Pleas, Montgomery County, Pennsylvania (Civil Action No. 01-15576) against the current landlord and the former landlord of the Fort Washington facilities to terminate the leases and to obtain other relief. The landlord and the former landlord filed counter-claims against the Company. Due to the uncertainty of the outcome of the lawsuit, the Company recorded the full amount of rent due under the remaining terms of the leases during the third quarter of 2001.

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

Securities and Exchange Commission:

In January 2005, the Company received notification from the Staff of the Securities and Exchange Commission, referred to as the Staff, informing the Company that it intended to issue a formal notification (commonly known as a “Wells notice”) to NCO and certain of its officers recommending that the Securities and Exchange Commission, referred to as the SEC, bring civil proceedings against NCO and such officers alleging violations of certain non-fraud provisions of the federal securities laws relating to financial reporting and internal control requirements. The potential violations relate to the Company’s revenue recognition policy relating to a long-term collection contract, which the Company had previously corrected in 2003, and the Company’s revenue recognition policy regarding the timing of revenue recognized on certain cash receipts related to contingency revenues.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

18.	Commitments and Contingencies (continued):

Litigation and Investigations:

Securities and Exchange Commission (continued):

The notification from the Staff informed the Company that their interpretation of Staff Accounting Bulletin No. 104, referred to as SAB 104, was inconsistent with the Company’s long-standing policy with respect to the timing of revenue recognized on certain cash receipts related to contingency revenues. The Company previously recognized contingency fee revenue attributable to payments postmarked prior to the end of the period and received in the mail from the consumers on the first business day after such period as applicable to the prior reporting period. This revenue recognition policy had been in effect since prior to NCO becoming a public company and was consistently applied over time. The Company corrected its policy in order to recognize revenue when physically received. The impact of this correction was a $2.7 million reduction in revenue and a $947,000 reduction in net income, or $0.03 per diluted share, for the year ended December 31, 2004. No restatement of prior period financial statements was required for this correction.

Other:

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

19.	Segment Reporting:

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

As of December 31, 2004, the Company’s business consisted of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM North America provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM North America serves clients of all sizes in local, regional and national markets in the United States and Canada. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. For the year ended December 31, 2004, ARM North America received $703.2 million from U.S. customers and $29.4 million from Canadian customers. ARM North America had total assets, net of any intercompany balances, of $751.6 million and $762.3 million at December 31, 2004 and 2003, respectively. ARM North America had capital expenditures of $23.6 million, $20.2 million, and $26.9 million of capital expenditures for the years ended December 31, 2004, 2003 and 2002, respectively. ARM North America also provides accounts receivable management services to Portfolio Management. ARM North America recorded revenue of $63.1 million, $49.1 million and $35.5 million for these services for the years ended December 31, 2004, 2003 and 2002, respectively.

With the April 2004 acquisition of RMH, the CRM division was formed. The CRM division provides customer relationship management services to clients in the United States through offices in the United States, Canada, the Philippines and Panama. CRM had total assets, net of any intercompany balances, of $183.6 million at December 31, 2004. CRM had capital expenditures of $3.2 million for the year ended December 31, 2004.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

19.	Segment Reporting (continued):

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $163.4 million and $170.4 million at December 31, 2004 and 2003, respectively.

ARM International provides accounts receivable management services across the United Kingdom. ARM International had total assets, net of any intercompany balances, of $15.3 million and $13.4 million at December 31, 2004 and 2003, respectively. ARM International had capital expenditures of $360,000, $312,000, and $472,000 of capital expenditures for the years ended December 31, 2004, 2003 and 2002, respectively. ARM International also provides accounts receivable management services to Portfolio Management. ARM International recorded revenue of $398,000, $425,000 and $35,000 for these services for the years ended December 31, 2004, 2003 and 2002, respectively.

The following tables present the revenue, payroll and related expenses, selling, general and administrative expenses, and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for each segment. EBITDA is used by the Company’s management to measure the segments’ operating performance and is not intended to report the segments’ operating results in conformity with generally accepted accounting principles.

	For the Year Ended December 31, 2004 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$732,619	$349,194	$291,571	$91,854
CRM	159,024	113,719	26,658	18,647
Portfolio Management	98,023	2,095	65,621	30,307
ARM International	13,582	7,907	3,788	1,887
Eliminations	(63,451)	—	(63,451)	—

Total	$939,797	$472,915	$324,187	$142,695

	For the Year Ended December 31, 2003 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$713,941	$341,068	$274,445	$98,428
Portfolio Management	75,456	1,734	53,612	20,110
ARM International	13,977	7,567	3,769	2,641
Eliminations	(49,558)	—	(49,558)	—

Total	$753,816	$350,369	$282,268	$121,179

	For the year ended December 31, 2002 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$663,709	$327,677	$241,471	$94,561
Portfolio Management	63,379	1,532	40,263	21,584
ARM International	11,895	6,196	3,471	2,228
Eliminations	(35,533)	—	(35,533)	—

Total	$703,450	$335,405	$249,672	$118,373

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

20.	Investments in Unconsolidated Subsidiaries:

Portfolio Management has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC, referred to as the Joint Venture, with IMNV Holdings, LLC, referred to as IMNV. The Joint Venture was established in 2001 to purchase utility, medical and other various small balance accounts receivable and is accounted for using the equity method of accounting. Included in “other assets” on the Balance Sheets were Portfolio Management’s investment in the Joint Venture of $3.9 million and $4.0 million as of December 31, 2004 and 2003, respectively. Portfolio Management does not have an obligation to invest further in the Joint Venture. Included in the Statements of Income, as “interest and investment income,” was $1.6 million, $2.2 million and $762,000 for the years ended December 31, 2004, 2003 and 2002, respectively, representing Portfolio Management’s 50 percent share of net income from this unconsolidated subsidiary. Portfolio Management received distributions of $2.1 million and $1.5 million during the years ended December 31, 2004 and 2003, respectively. Portfolio Management’s 50 percent share of the Joint Venture’s retained earnings was $863,000 and $1.3 million as of December 31, 2004 and 2003, respectively. The Company performs collection services for the Joint Venture and recorded service fee revenue of $7.8 million, $5.5 million and $4.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company had receivables of $134,000 and $418,000 on its balance sheets as of December 31, 2004 and 2003, respectively, for these service fees. The Company also performs collection services for an affiliate of IMNV and recorded service fee revenue of $12.9 million, $10.7 million, and $8.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table summarizes the financial information of the Joint Venture (amounts in thousands):

	As of and for the Years Ended December 31,

	2004	2003	2002

Total assets	$10,802	$15,344	$11,638
Total liabilities	3,712	7,415	4,944
Revenue	15,628	13,523	9,832
Operating income	3,337	4,327	1,524

21.	Related Party Transactions:

Prior to March 2004, the Company used an airplane that was partly owned by Michael J. Barrist, Chairman, President, and Chief Executive Officer of NCO. During most of 2002, the Company paid the total monthly management fee associated with the airplane and its share of out-of-pocket costs to a third-party management company for its use of the airplane. The third-party management company is not affiliated with Mr. Barrist. Effective November 2002, the Company changed its arrangement with Mr. Barrist, to reimburse Mr. Barrist for the use of the plane based on a per-hour rate. The per-hour rate consisted of actual operating costs plus the hourly cost equivalent for the monthly management fee, interest and depreciation. The Company paid costs of $209,000, $719,000, $478,000 and for the years ended December 31, 2004, 2003 and 2002, respectively. In February 2004, the Company took an assignment of rights held by Mr. Barrist under a deposit agreement and a related maintenance agreement to purchase an interest in a new airplane. The Company believed that the assignment of the deposit agreement and maintenance agreement allowed it to purchase the interest in the new airplane, and receive maintenance, at prices less than it would otherwise have been able to obtain if it entered into new agreements with the manufacturer. Upon purchasing the interest in the new airplane in March 2004, the prior arrangement with Mr. Barrist concerning the Company’s use of his airplane was terminated.

The Company was party to certain split-dollar life insurance policies, which were purchased in 1997. These policies separately insured: (i) the joint lives of Michael J. Barrist and his spouse; and (ii) the joint lives of Charles C. Piola, Jr. and his spouse. In November 2002, it was determined that the Company would suspend payment of premiums for these policies. Subsequently, the Company decided to terminate the split-dollar agreements. In conjunction with this termination, the Company transferred the existing policies to the insured, and was reimbursed during 2003 for all premiums paid on theses policies.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

22.	Recently Issued and Proposed Accounting Pronouncements:

FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS 123R, which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” referred to as APB 25. SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values, as currently permitted but not required under SFAS 123. The standard will apply to newly granted awards and previously granted awards that are not fully vested on the date of adoption. SFAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Accordingly, the Company will adopt the standard on July 1, 2005.

Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used when the standard is adopted. Transition methods allowed under the standard are retrospective adoption, in which prior periods my be restated either as of the beginning of the year of adoption or for all periods presented, or prospective adoption, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R. The Company is currently evaluating the requirements of SFAS 123R and has not yet determined the method of adoption.

The Company currently accounts for stock option grants to employees under APB 25 using the intrinsic value method, as permitted by SFAS 123. Under APB 25, because the exercise price of the stock options equals the fair value of the underlying common stock on the date of grant, no compensation cost is recognized. Since SFAS 123R requires the recognition of compensation expense, the Company expects that the adoption of SFAS 123R could have a material adverse effect on the Company’s results of operations.

FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”:

In December 2004 the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” referred to as FAS 109-2, in response to the American Jobs Creation Act of 2004, referred to as the Act, which was signed into law by the President in October 2004. The Act allows U.S. companies a one-time tax deduction of 85 percent of certain foreign earnings that are repatriated to the United States. FAS 109-2 provides accounting and disclosure guidance for this repatriation provision, and provides additional time, beyond the financial reporting period of enactment, for companies to evaluate the effect of the Act for purposes of applying Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Company will not repatriate any foreign earnings under this provision and will continue to reinvest the earnings of its foreign subsidiaries indefinitely. Accordingly, the Company has not provided for U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries.

SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer:

In October 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer,” referred to as SOP 03-3. SOP 03-3 addresses accounting for differences between contractual balances of an investor’s initial investment, or the face value, of certain acquired loans and the expected cash flows from those loans when such differences are attributable, in part, to credit quality. SOP 03-3 applies to the Company’s purchased accounts receivable portfolios and effective for portfolios acquired in fiscal years beginning after December 15, 2004, and amends Practice Bulletin No. 6 for portfolios acquired in fiscal years before the effective date.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

22.	Recently Issued and Proposed Accounting Pronouncements (continued):

Under SOP 03-3, if the collection estimates established when acquiring a portfolio are subsequently lowered, an allowance for impairment and a corresponding expense is established in the current period for the amount required to maintain the original internal rate of return, or “IRR,” expectations. Prior guidance required lowering the IRR for the remaining life of the portfolio. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent impairment testing.

The Company adopted SOP 03-3 on January 1, 2005, however previously issued annual financial statements will not be restated and there is no prior period effect of these new provisions. Portfolios acquired prior to December 31, 2004 will continue to be governed by PB6, as amended by SOP 03-3, which will set the IRR at December 31, 2004 as the IRR to be used for impairment testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that the Company will incur impairments in the future, and these impairments could be material.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”:

In January 2003, the FASB issued Interpretation No. 46 (“FIN” 46), “Consolidation of Variable Interest Entities”. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 defines variable interest entities and requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Effective March 31, 2004, the Company adopted FIN 46. The Company has $15.6 million of notes receivable included in the balance sheet under current and long-term other assets as of December 31, 2004, from two separate companies that were previously owned by the Company. Under FIN 46, the companies that issued these notes receivable are considered variable interest entities. Based on its evaluation of these variable interest entities, the Company is not the primary beneficiary of either of the companies; therefore, the Company does not believe it is required to consolidate theses entities under FIN 46.

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

23.	Subsequent Events:

In January 2005, we completed the acquisition of International Market Access SRL, a Barbados company that we previously utilized as a subcontractor. In February 2005, we began utilizing a subcontractor in Antigua to provide services for our U.S. clients.

24.	Allowance for Doubtful Accounts:

The following table presents the activity in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands):

		Additions

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of year

Year ended December 31, 2004:
Allowance for doubtful accounts	$7,447	$2,321	$—	$(1,890)	$7,878
Year ended December 31, 2003:
Allowance for doubtful accounts	$7,285	$4,816	$—	$(4,654)	$7,447
Year ended December 31, 2002:
Allowance for doubtful accounts	$5,311	$8,293	$—	$(6,319)	$7,285

(1)	Uncollectible accounts written off, net of recoveries.
25.	Unaudited Quarterly Results:

The following tables contain selected unaudited Consolidated Statement of Income data for each quarter for the years ended December 31, 2004 and 2003 (amounts in thousands, except per share data). The operating results for any quarter are not necessarily indicative of results for any future period.

	2004 Quarters Ended

	March 31	June 30	Sept. 30	Dec. 31

Revenue	$201,231	$255,255	$246,046	$237,264
Income from operations	25,769	27,533	25,591	23,577
Net income	11,983	14,419	13,253	12,208
Net income per share:
Basic	$0.46	$0.46	$0.42	$0.38
Diluted	$0.43	$0.43	$0.39	$0.36

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

25.	Unaudited Quarterly Results (continued):

	2003 Quarters Ended

	March 31	June 30	Sept. 30	Dec. 31

Revenue	$189,017	$188,574	$188,619	$187,606
Income from operations	23,905	21,487	22,267	21,892
Net income	11,192	10,277	10,723	10,254
Net income per share:
Basic	$0.43	$0.40	$0.41	$0.39
Diluted	$0.41	$0.38	$0.39	$0.37

In the fourth quarter of 2004, the Company corrected one of its revenue recognition policies (see note 2). The impact of this correction was a reduction of revenues of $2.7 million, income from operations of $1.1 million, net income of $947,000 and $0.03 per basic and diluted share.

In the fourth quarter of 2004, the Company was able to resolve several outstanding matters. These included the settlement of two customer contracts, the negotiation of a settlement of an outstanding claim with a vendor, and the resolution of certain matters with other customers. The net result of these matters was a decrease in selling, general and administrative expenses of $3.0 million.