Form 10-Q
period 2005-03-31
NCO GROUP INC
filed 2005-05-10
CIK 1022608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark one)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005, or

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

          The number of shares outstanding of each of the issuer’s classes of common stock as of May 9, 2005 was: 32,089,147 shares of common stock, no par value.

Back to Contents

NCO GROUP, INC.
INDEX

Back to Contents

Part 1. Financial Information
Item 1. Financial Statements

NCO GROUP, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

ASSETS	March 31, 2005 (Unaudited)	December 31, 2004
Current assets:
Cash and cash equivalents	$41,471	$26,334
Restricted cash	—	900
Accounts receivable, trade, net of allowance for
doubtful accounts of $7,281 and $7,878, respectively	109,146	104,699
Purchased accounts receivable, current portion, net of
allowance for impairment of $328 at March 31, 2005	62,791	50,388
Deferred income taxes	16,980	18,911
Bonus receivable, current portion	13,418	10,325
Prepaid expenses and other current assets	24,989	34,282

Total current assets	268,795	245,839

Funds held on behalf of clients

Property and equipment, net	114,007	114,256

Other assets:
Goodwill	610,277	609,562
Other intangibles, net of accumulated amortization	23,025	25,054
Purchased accounts receivable, net of current portion	66,826	88,469
Other assets	29,758	30,709

Total other assets	729,886	753,794

Total assets	$1,112,688	$1,113,889

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$91,868	$64,684
Income taxes payable	14,448	11,946
Accounts payable	10,050	5,022
Accrued expenses	44,496	53,472
Accrued compensation and related expenses	26,009	21,424
Deferred revenue, current portion	19,735	18,821

Total current liabilities	206,606	175,369

Funds held on behalf of clients

Long-term liabilities:
Long-term debt, net of current portion	143,348	186,339
Deferred revenue, net of current portion	773	955
Deferred income taxes	32,675	36,174
Other long-term liabilities	18,806	19,451

Minority interest	8	—

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized,
32,082 and 32,078 shares issued and outstanding, respectively	473,499	473,410
Other comprehensive income	12,702	13,526
Deferred compensation	(3,115)	(3,458)
Retained earnings	227,386	212,123

Total shareholders’ equity	710,472	695,601

Total liabilities and shareholders’ equity	$1,112,688	$1,113,889

See accompanying notes.

Back to Contents

NCO GROUP, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,

	2005	2004

Revenue	$260,349	$201,231

Operating costs and expenses:
Payroll and related expenses	127,731	91,039
Selling, general and administrative expenses	93,037	76,645
Depreciation and amortization expense	10,758	7,778

Total operating costs and expenses	231,526	175,462

Income from operations	28,823	25,769

Other income (expense):
Interest and investment income	734	996
Interest expense	(5,175)	(5,288)
Other income	93	—

Total other income (expense)	(4,348)	(4,292)

Income before income tax expense	24,475	21,477

Income tax expense	9,204	8,888

Income before minority interest	15,271	12,589

Minority interest	(8)	(606)

Net income	$15,263	$11,983

Net income per share:
Basic	$0.48	$0.46
Diluted	$0.45	$0.43

Weighted average shares outstanding:
Basic	32,080	26,125
Diluted	36,173	30,234

See accompanying notes.

Back to Contents

NCO GROUP, INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net income	$15,263	$11,983
Adjustments to reconcile income from operations
to net cash provided by operating activities:
Depreciation	8,674	6,669
Amortization of intangibles	2,084	1,109
Amortization of deferred compensation	343	—
Amortization of deferred training asset	653	—
Provision for doubtful accounts	774	1,269
Allowance and impairment of purchased accounts receivable	329	388
Accrued noncash interest	1,933	1,456
Loss on disposal of property, equipment and other net assets	—	38
Changes in non-operating income	(95)	(594)
Minority interest	8	606
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	900	4,468
Accounts receivable, trade	(8,500)	(7,049)
Deferred income taxes	(1,657)	1,481
Bonus receivable	(3,093)	(4,050)
Other assets	8,381	351
Accounts payable and accrued expenses	10,666	7,478
Income taxes payable	2,708	6,178
Deferred revenue	731	2,412
Other long-term liabilities	147	(714)

Net cash provided by operating activities	40,249	33,479

Cash flows from investing activities:
Purchases of accounts receivable – see note 11	(5,402)	(6,586)
Collections applied to principal of purchased accounts receivable	17,511	22,110
Purchases of property and equipment	(8,713)	(7,485)
Net distribution from joint venture	618	55
Proceeds from notes receivable	361	305
Net cash paid for acquisitions and related costs	(8,434)	(2,552)

Net cash (used in) provided by investing activities	(4,059)	5,847

Cash flows from financing activities:
Repayment of notes payable	(9,735)	(11,239)
Repayment of borrowings under revolving credit agreement	(11,250)	(11,250)
Payment of fees to acquire debt	(58)	(4)
Issuance of common stock, net of taxes	82	1,445

Net cash used in financing activities	(20,961)	(21,048)

Effect of exchange rate on cash	(92)	88

Net increase in cash and cash equivalents	15,137	18,366

Cash and cash equivalents at beginning of the period	26,334	45,644

Cash and cash equivalents at end of the period	$41,471	$64,010

See accompanying notes.

Back to Contents

NCO GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Operations:

NCO Group, Inc. (“the Company” or “NCO”) is a leading global provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through 87 offices in the United States, Canada, the United Kingdom, India, the Philippines, the Caribbean, and Panama. The Company provides services to more than 24,000 active clients including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, utilities, retail and commercial, transportation/logistics, education, technology and government services. These clients are primarily located throughout the United States, Canada, the United Kingdom, and Puerto Rico. The Company’s largest client during the three months ended March 31, 2005 was Capital One Financial Corporation and it represented 10.9 percent of the Company’s consolidated revenue for the three months ended March 31, 2005. The Company also purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer-oriented companies.

The Company’s business consists of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International.

2.	Accounting Policies:

Interim Financial Information:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Revenue Recognition:

ARM Contingency Fees:

ARM contingency fee revenue is recognized upon collection of funds by NCO or its client.

Back to Contents

2.	Accounting Policies (continued):

Revenue Recognition (continued):

ARM Contingency Fees (continued):

In January 2005, the Company was notified by the Staff of the Securities and Exchange Commission that their interpretation of Staff Accounting Bulletin No. 104 (“SAB 104”) was inconsistent with the Company’s long-standing policy with respect to the timing of revenue recognized on certain cash receipts related to contingency revenues. The Company previously recognized contingency fee revenue attributable to payments postmarked prior to the end of the period and received in the mail from the consumers on the first business day after such period as applicable to the prior reporting period. This revenue recognition policy had been in effect since prior to NCO becoming a public company and was consistently applied over time. The Company corrected its policy in order to recognize revenue when physically received. The impact of this correction was a $2.7 million reduction in revenues and a $947,000 reduction in net income, or $0.03 per diluted share, for the three months ended December 31, 2004.

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

The Company defers all of the base service fees, subject to the limits, until the collections exceed the collection guarantees. At the end of each reporting period, the Company assesses the need to record an additional liability if deferred fees are less than the estimated guarantee payments, if any, due to the client, subject to the limits. There was no additional liability recorded as of March 31, 2005 and December 31, 2004.

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

Back to Contents

2.	Accounting Policies (continued):

Revenue Recognition (continued):

Training Revenue:

In connection with the provisions of certain inbound and outbound CRM services, the Company incurs costs to train its CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Start-up Training”) and on-going training for updates of existing CRM programs (“On-going Training”). The Company bills some of its customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to the CRM revenue being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 104. Start-up Training and On-going Training revenues are recognized over the shorter of the term of the customer contract, or the period to be benefited. Direct costs associated with providing Start-up Training and On-going Training, which consist exclusively of salary and benefit costs, are also deferred and amortized over a time period consistent with the deferred training revenue. When a business relationship is terminated with one of the Company’s customers, the unamortized deferred training revenue and unamortized deferred direct costs associated with that customer are immediately recognized. At March 31, 2005, the balance of deferred training revenue was $1.6 million and deferred capitalized costs were $1.2 million.

Purchased Accounts Receivable:

Prior to January 1, 2005, the Company accounted for its investment in purchased accounts receivable on an accrual basis under the guidance of American Institute of Certified Public Accountants (“AICPA”) Practice Bulletin No. 6, “Amortization of Discounts on Certain Acquired Loans” (“PB6”). Effective January 1, 2005, the Company adopted AICPA Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual versus expected cash flows over an investor’s initial investment in certain loans when such differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, and amends PB6 for loans acquired in fiscal years before the effective date. Previously issued annual and quarterly financial statements are not restated and there is no prior period effect of these new provisions.

The Company has maintained historical collection records for all of its purchased accounts receivable since 1991, as well as debtor records since 1986, which provides a reasonable basis for the Company’s judgment that it is probable that it will ultimately collect the recorded amount of its purchased accounts receivable plus a premium or yield. The historical collection amounts also provide a reasonable basis for determining the timing of the collections. The Company uses all available information to forecast the cash flows of its purchased accounts receivable including, but not limited to, historical collections, payment patterns on similar purchases, credit scores of the underlying debtors, seller’s credit policies, and location of the debtor.

The Company acquires loans in groups or portfolios that are initially recorded at cost, which includes external costs of acquiring portfolios. Once a portfolio is acquired, the accounts in the portfolio are not changed, unless replaced or returned. All acquired loans have experienced deterioration of credit quality between origination and the Company’s acquisition of the loans, and the amount paid for a portfolio of loans reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to each loan’s contractual terms. As such, the Company determines whether each portfolio of loans is to be accounted for individually or whether such loans will be aggregated based on common risk characteristics. The Company considers expected collections, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each portfolio of loans and subsequently aggregated pools of loans. The Company determines nonaccretable difference, or the excess of the portfolio’s contractual principal over all cash flows expected at acquisition as an amount that should not be accreted. The remaining amount represents accretable yield, or the excess of the portfolio’s cash flows expected to be collected over the amount paid and is accreted into earnings over the remaining life of the portfolio.

Back to Contents

2.	Accounting Policies (continued):

Revenue Recognition (continued):

Purchased Accounts Receivable (continued):

At acquisition, the Company derives an internal rate of return (“IRR”) based on the expected monthly collections over the estimated economic life of each portfolio of loans compared to the original purchase price. Collections on the portfolios are allocated to revenue and principal reduction based on the estimated IRR for each portfolio of loans (typically up to seven years, based on the Company’s collection experience). Revenue on purchased accounts receivable is recorded monthly based on applying each portfolio’s effective IRR for the quarter to its carrying value. Over the life of a portfolio, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its portfolios determined using the effective interest rates has decreased, and if so, records an expense to establish a valuation allowance to maintain the original IRR established at acquisition. Any increase in actual or estimated cash flows expected to be collected is first used to reverse any existing valuation allowance for that portfolio, or aggregation of portfolios, and any remaining increases in cash flows is recognized prospectively through an increase in the IRR. The updated IRR then becomes the new benchmark for subsequent allowance testing.

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

The Company generally does not require collateral and it does not charge finance fees on outstanding trade receivables. In many cases, in the event of collection delays from ARM clients, management may, at its discretion, change from the gross remittance method to the net remittance method. The Company also maintains a reserve for deposits on debtor accounts that may ultimately prove to have insufficient funds. Trade accounts receivable are written off to the allowances when collection appears highly unlikely.

Goodwill:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Goodwill is tested for impairment each year on October 1, and as triggering events occur. The goodwill impairment test is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of impairment, if applicable. The first test for potential impairment uses a fair-value based approach, whereby the implied fair value of a reporting unit’s goodwill is compared to its carrying amount, if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company does not believe that goodwill is impaired as of March 31, 2005 (see note 7).

Other Intangible Assets:

 Other intangible assets consist primarily of customer relationships and deferred financing costs, which relate to debt issuance costs incurred. Customer relationships are amortized over five years and deferred financing costs are amortized over the term of the debt, using the straight-line method (see note 7).

Back to Contents

2.	Accounting Policies (continued):

Stock Options:

The Company accounts for stock option grants in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company does not recognize compensation cost based on the fair value of the options granted at the grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,

	2005	2004

Net income – as reported	$15,263	$11,983
Pro forma compensation cost, net of taxes	584	846

Net income – pro forma	$14,679	$11,137

Net income per share – as reported:
Basic	$0.48	$0.46
Diluted	$0.45	$0.43

Net income per share – pro forma:
Basic	$0.46	$0.43
Diluted	$0.43	$0.40

During the three months ended March 31, 2005, compensation expense of $343,000 was recorded for restricted stock units.

Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are expected to be reinvested indefinitely.

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

In the ordinary course of accounting for purchased accounts receivable, estimates are made by management as to the amount and timing of future cash flows expected from each portfolio. The estimated future cash flow of each portfolio is used to compute the IRR for the portfolio, both in the case of any increases in expected cash flows, or to compute impairment or allowances, in the case of decreases in expected cash flows. The IRR is used to allocate collections between revenue and principal reduction of the carrying values of the purchased accounts receivable.

Back to Contents

2.	Accounting Policies (continued):

Use of Estimates (continued):

On an ongoing basis, the Company compares the historical trends of each portfolio to projected collections. Future projected collections are then increased or decreased based on the actual cumulative performance of each portfolio. Management reviews each portfolio’s adjusted projected collections to determine if further upward or downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its best efforts to improve the collections of under-performing portfolios. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period (see note 5).

Derivative Financial Instruments:

The Company selectively uses derivative financial instruments to manage interest costs and minimize currency exchange risk. The Company does not hold derivatives for trading purposes. While these derivative financial instruments are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Company minimizes the risk of credit loss by entering into these agreements with major financial institutions that have high credit ratings. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value.

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

The following acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition-related expenses. These accruals included professional fees related to the acquisition, severance costs, lease costs and other acquisition-related expenses.

On March 26, 2004, the Company completed the merger of NCO Portfolio Management, Inc. (“NCO Portfolio”) with a wholly owned subsidiary of the Company. The Company owned approximately 63.3 percent of the outstanding stock of NCO Portfolio prior to the merger and pursuant to the merger acquired all NCO Portfolio shares that it did not own in exchange for 1.8 million shares of NCO common stock valued at $39.8 million. The value of the stock issued was based on the average closing price of the Company’s common stock for the period beginning two days before and ending two days after the announcement of the merger on December 15, 2003. The Company recorded goodwill of $15.9 million, most of which is not deductible for tax purposes. As a result of the acquisition, the Company expects to expand its portfolio base and reduce the cost of operations through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.

Back to Contents

3.	Business Combinations (continued):

The following is an allocation of the purchase price of the minority interest of NCO Portfolio (amounts in thousands):

Purchase price	$39,891
Transaction costs	2,005
Fair value adjustments:
Purchased accounts receivable	2,324
Other assets and liabilities	(825)
Minority interest	(27,454)

Goodwill	$15,941

On April 2, 2004, the Company completed the acquisition of RMH Teleservices, Inc. (“RMH”) a provider of CRM services. The Company issued 3.4 million shares of NCO common stock in exchange for all of the outstanding shares of RMH and assumed 339,000 warrants and 248,000 stock options. The total value of the consideration was $88.8 million. The Company also repaid $11.4 million of RMH’s pre-acquisition debt. The values of the stock, warrants and stock options were based on the average closing price of the Company’s common stock for the period beginning two days before and ending two days after the announcement of the first amendment to the agreement on January 22, 2004. The Company allocated $20.0 million of the purchase price to the customer relationship and recorded goodwill at December 31, 2004 of $88.0 million, most of which is not deductible for tax purposes. From December 31, 2004, through March 31, 2005, goodwill decreased by $300,000 due to revisions to the estimated allocation of the fair market value and foreign currency translation. In connection with the RMH acquisition, the Company recorded restructuring liabilities of $38.9 million under an exit plan the Company began to formulate prior to the acquisition date. These liabilities principally relate to severance costs related to certain redundant personnel that were scheduled to be eliminated upon completion of the acquisition, certain future rental obligations attributable to facilities scheduled to be closed, and other contractual termination costs. Certain of the payments related to such exited activities may continue through 2010. As of March 31, 2005, the Company’s purchase accounting had been finalized, however, goodwill adjustments may be necessary in the future upon the resolution of certain idle lease costs and tax contingencies. As a result of the acquisition, the Company expects to expand RMH’s current customer base, strengthen its relationship with certain existing customers, and reduce the cost of providing services to the acquired customers through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate.

The following is an allocation of the purchase price to the assets acquired and liabilities assumed of RMH (amounts in thousands):

Purchase price	$88,808
Transaction costs	3,819
Accounts receivable	(23,813)
Customer relationships	(20,000)
Property and equipment	(38,884)
Deferred tax asset	(32,402)
Other assets	(5,132)
Long-term debt	30,441
Income tax liabilities	13,698
Other assumed liabilities	31,532
Accrued acquisition costs	38,957
Foreign currency translation of goodwill	640

Goodwill	$87,664

Back to Contents

3.	Business Combinations (continued):

The following table presents the activity in the accruals recorded for acquisition related expenses (amounts in thousands):

	Severance	Leases	Other	Total

Balance at December 31, 2004	$487	$18,685	$3,355	$22,527
Cash payments	(198)	(5,990)	(563)	(6,751)
Additional accruals	—	—	—	—
Foreign currency translation	—	(86)	—	(86)

Balance at March 31, 2005	$289	$12,609	$2,792	$15,690

The following summarizes the unaudited pro forma results of operations for the quarter ended March 31, 2004, assuming the NCO Portfolio and RMH acquisitions occurred as of January 1, 2004. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands, except per share data):

For the Three Months Ended March 31, 2004

Revenue	$268,439
Net income	$11,932
Earnings per share – basic	$0.38
Earnings per share – diluted	$0.36

4.	Comprehensive Income:

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders’ equity. The Company’s comprehensive income was as follows (amounts in thousands):

	For the Three Months Ended March 31,

	2005	2004

Net income	$15,263	$11,983
Other comprehensive income (loss):
Foreign currency translation adjustment	(603)	(371)
Change in fair value of foreign currency cash flow hedges, net of tax	(198)	—
Net gains on foreign currency cash flow hedges reclassified into earnings, net of tax	(23)	—

Comprehensive income	$14,439	$11,612

The foreign currency translation adjustment was attributable to changes in the exchange rates used to translate the financial statements of the Canadian, United Kingdom and Philippine subsidiaries into U.S. dollars. During the three months ended March 31, 2005, the Company recognized a pre-tax net loss of $35,000 related to the foreign currency cash flow hedge.

Back to Contents

5.	Purchased Accounts Receivable:

Portfolio Management, ARM International and the Canadian division of ARM North America purchase defaulted consumer accounts receivable at a discount from the actual principal balance. On certain international portfolios, Portfolio Management and ARM International jointly purchase defaulted consumer accounts receivable. As of March 31, 2005, the carrying values of Portfolio Management’s, ARM International’s and ARM North America’s purchased accounts receivable were $127.6 million, $1.7 million and $371,000, respectively. The outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $14.8 billion and $14.7 billion at March 31, 2005 and December 31, 2004, respectively. The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Three Months Ended March 31, 2005	For the Year Ended December 31, 2004

Balance at beginning of period	$138,857	$152,613

Cash purchases	5,402	46,837
Nonrecourse borrowings purchases	3,255	42,832
Collections	(47,091)	(202,932)
Proceeds from portfolio sales	1,859	17,902
Revenue recognized	27,721	98,269
Allowance and impairment	(329)	(948)
Dissolution of securitization	—	(13,673)
Fair value purchase accounting adjustment	—	(2,324)
Foreign currency translation adjustment	(57)	281

Balance at end of period	$129,617	$138,857

During the three months ended March 31, 2005 and 2004, impairment charges of $1,000 and $388,000, respectively, were recorded from portfolios accounted for under PB6 where the carrying values exceeded the expected future undiscounted cash flows on or before December 31, 2004.

The following table presents the change in the allowance for impairment of purchased accounts receivable accounted for under SOP 03-3 (amounts in thousands):

For the Three Months Ended March 31, 2005

Balance at beginning of period	$—

Additions	328
Recoveries	—

Balance at end of period	$328

Back to Contents

5.	Purchased Accounts Receivable (continued):

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following table presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended March 31,

	2005	2004

Balance at beginning of period	$160,083	$144,727

Additions	7,662	8,372
Accretion	(27,721)	(21,866)
Reclassifications from nonaccretable difference	23,049	3,955
Disposals	—	—

Balance at end of period	$163,073	$135,188

During the three months ended March 31, 2005, the Company purchased accounts receivable with a cost of $8.6 million that had contractually required payments receivable of $160.8 million at the date of acquisition and expected cash flows of $16.3 million at the date of acquisition. During the three months ended March 31, 2004, the Company purchased accounts receivable with a cost of $9.0 million that had contractually required payments receivable of $209.6 million at the date of acquisition and expected cash flows of $17.4 million at the date of acquisition.

6.	Funds Held on Behalf of Clients:

In the course of the Company’s regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $60.2 million and $54.3 million at March 31, 2005 and December 31, 2004, respectively, have been shown net of their offsetting liability for financial statement presentation.

7.	Intangible Assets:

Goodwill:

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company’s reporting units are ARM North America, CRM, Portfolio Management and ARM International, and had the following goodwill (amounts in thousands):

	March 31, 2005	December 31, 2004

ARM North America	$501,074	$499,980
CRM	87,664	88,027
Portfolio Management	15,941	15,941
ARM International	5,598	5,614

Total	$610,277	$609,562

The change in ARM North America’s goodwill balance from December 31, 2004 to March 31, 2005, was due principally to the acquisition of a Barbados company in January 2005 that we previously utilized as a subcontractor. The changes in CRM’s and ARM International’s goodwill were due principally to the exchange rate used for foreign currency translation.

Back to Contents

7.	Intangible Assets (continued):

Other Intangible Assets:

Other intangible assets consist primarily of deferred financing costs and customer relationships. The following represents the other intangible assets (amounts in thousands):

	March 31, 2005		December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$28,761	$8,294	$28,761	$6,856
Deferred financing costs	15,406	12,873	15,350	12,239
Other intangible assets	975	950	975	937

Total	$45,142	$22,117	$45,086	$20,032

The Company recorded amortization expense for all other intangible assets of $2.1 million and $1.1 million during the three months ended March 31, 2005 and 2004, respectively. The following represents the Company’s estimated annual amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense

2005	$8,364
2006	6,345
2007	5,401
2008	4,000
2009	1,000

8.	Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2005	December 31, 2004

Convertible notes	$125,000	$125,000
Senior credit facility	51,250	62,500
Nonrecourse credit facility	37,102	39,786
Securitized nonrecourse debt	6,999	8,158
Other	14,865	15,579
Less current portion	(91,868)	(64,684)

	$143,348	$186,339

Convertible Debt:

At March 31, 2005, the Company had $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes due April 15, 2006 (“the Notes”). The Notes are convertible into NCO common stock at a conversion price of $32.92 per share.

Back to Contents

8.	Long-Term Debt (continued):

Senior Credit Facility:

The Company has a $200 million senior credit facility with various participating lenders. The senior credit facility was originally structured as a $150 million term loan and a $50 million revolving credit facility. The maturity date is March 15, 2006 (“the Maturity Date”). The Company is required to make quarterly repayments of $6.3 million on the term loan until the Maturity Date. The remaining balance outstanding under the term loan and the balance under the revolving credit facility will become due on the Maturity Date. At March 31, 2005, the balance outstanding on the term loan was $51.3 million, which was classified as a current liability as the balance is due within 12 months. The availability of the revolving credit facility is reduced by any unused letters of credit. As of March 31, 2005, the Company had unused letters of credit of $4.6 million and $45.4 million remaining availability under the revolving credit facility.

All borrowings carry interest at a rate equal to either, at the option of the Company, the administrative agent’s prime rate (5.75 percent at March 31, 2005) plus a margin of 0.75 percent to 1.25 percent, which is determined quarterly based upon the Company’s consolidated funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio, or LIBOR (2.86 percent at March 31, 2005) plus a margin of 2.25 percent to 3.00 percent depending on the Company’s consolidated funded debt to EBITDA ratio. The Company is charged a fee on the unused portion of the senior credit facility of 0.38 percent to 0.50 percent depending on the Company’s consolidated funded debt to EBITDA ratio. The effective interest rate on the senior credit facility was approximately 4.73 percent and 3.99 percent for the three months ended March 31, 2005 and 2004, respectively.

Borrowings under the credit agreement are collateralized by substantially all the assets of the Company. The credit agreement contains certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, the issuance of equity and distributions to shareholders. If an event of default, such as failure to comply with covenants, material adverse change, or change of control, were to occur under the credit agreement, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. As of March 31, 2005, the Company was in compliance with all required financial covenants and the Company was not aware of any events of default.

Nonrecourse Credit Facility:

Portfolio Management has a four-year exclusivity agreement with a lender that expires August 2006. The agreement stipulates that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $4.0 million must be first offered to the lender for financing at its discretion. The agreement has no minimum or maximum credit authorization. Portfolio Management may terminate the agreement at any time after August 2004 for a cost of $125,000 per month for each remaining month. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate (5.75 percent at March 31, 2005) plus 3.25 percent. Each borrowing is due two years after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional return, the lender will receive 40 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by Portfolio Management, including interest. The effective interest rate on these notes, including the residual interest component, was approximately 23.3 percent and 34.8 percent for the three months ended March 31, 2005 and 2004, respectively. Borrowings under this financing agreement are nonrecourse to the Company, except for the assets within the entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement, in addition to other remedies. Total debt outstanding under this facility was $37.1 million and $39.8 million as of March 31, 2005 and December 31, 2004, respectively, which included $5.4 million and $5.6 million of accrued residual interest, respectively. As of March 31, 2005, Portfolio Management was in compliance with all required covenants.

Back to Contents

8.	Long-Term Debt (continued):

Nonrecourse Credit Facility (continued):

Upon full satisfaction of the notes payable and the return of the initial investment by Portfolio Management, including interest, as it relates to each purchase of accounts receivable, the Company is obligated to pay the lender a contingent payment amount equal to 40 percent of collections received, unless otherwise negotiated, net of servicing fees and other related charges. The contingent payment has been accounted for as an embedded derivative in accordance with SFAS 133. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At March 31, 2005 and December 31, 2004, the estimated fair value of the embedded derivative was $5.4 million and $5.6 million, respectively. The embedded derivative for each portfolio purchase is subject to revaluation each period based upon similar current period portfolio purchases’ underlying yields. During the three months ended March 31, 2005, there were no revaluations of the embedded derivatives.

On March 31, 2005, as part of the exclusivity agreement described above, Portfolio Management entered into a joint venture agreement (“the Agreement”) with the lender of the nonrecourse credit facility, whereby Portfolio Management owns 65 percent of the joint venture and is the managing member, and the lender owns the remaining 35 percent interest. The Agreement was established to purchase delinquent accounts receivable at the discretion of Portfolio Management, and the joint venture is consolidated into Portfolio Management’s results of operations with a minority interest representing the lender’s equity ownership. As of March 31, 2005, one portfolio for $4.2 million was acquired by the joint venture through the Agreement. The Company contributed $839,000, or 20 percent, of the purchase price.

Securitized Nonrecourse Debt:

Portfolio Management had a securitized nonrecourse note payable that was originally established to fund the purchase of accounts receivable. The note payable was nonrecourse to the Company, was secured by a portfolio of purchased accounts receivable, and was bound by an indenture and servicing agreement. The Company was servicer for each portfolio of purchased accounts receivable within the securitized note. This was a term note without the ability to re-borrow. Monthly principal payments on the note equaled all collections after servicing fees, collection costs, interest expense, and administrative fees.

The securitized note was established in September 1998 through a finance subsidiary. This note carried a floating interest rate of LIBOR plus 0.65 percent. The note came due on March 10, 2005, and the liability was not satisfied from collections. The liquidity reserve of $900,000, included in restricted cash as of December 31, 2004, was used to pay down the note on the due date. Upon maturity of the note on March 10, 2005, the third party note insurer was obligated to satisfy the remaining unpaid balance of $7.0 million. At such time, the note insurer became the beneficiary of the note and obtained the rights to sell the underlying receivables. As of March 31, 2005 and December 31, 2004, the amount outstanding on the facility was $7.0 million and $8.2 million, respectively. Interest on the note continues to be paid to the insurer at the prime rate (5.75 percent at March 31, 2005) plus 1.0 percent. While the ultimate disposition of the receivables is uncertain, the note is nonrecourse to the Company, and it is expected that any potential sale of the receivables will not have a material impact on the Company.

9.	Earnings Per Share:

Basic earnings per share (“EPS”) was computed by dividing the net income for the three months ended March 31, 2005 and 2004, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income for the three months ended March 31, 2005 and 2004, by the weighted average number of common shares outstanding plus all common share equivalents. Net income is adjusted to add-back interest expense on the convertible debt, net of taxes, if the convertible debt is dilutive. The interest expense on the convertible debt, net of taxes, included in the diluted EPS calculation was $926,000 and $905,000 for the three months ended March 31, 2005 and 2004, respectively. Outstanding options, warrants, and convertible securities have been utilized in calculating diluted amounts only when their effect would be dilutive.

Back to Contents

9.      Earnings Per Share (continued):

The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):

	For the Three Months Ended March 31,

	2005	2004

Basic	32,080	26,125
Dilutive effect of:
Convertible debt	3,797	3,797
Options and restricted stock units	193	312
Warrants	103	—

Diluted	36,173	30,234

10.	Derivative Financial Instruments:

The Company entered into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These transactions are designated as cash flow hedges. The Company had forward exchange contracts for the purchase of $20.3 million of Canadian dollars outstanding at March 31, 2005, which mature within 90 days. For the three months ended March 31, 2005, the Company realized a net loss of $35,000 relating to the settlement of its cash flow hedges. The benefit relating to the settlement of the Company’s cash flow hedges was recorded as a reduction of payroll and related expenses in the statement of income. At March 31, 2005, the fair market value of all outstanding cash flow hedges was $102,000, which is included in “other assets.” All of the accumulated income and loss in other comprehensive income related to cash flow hedges at March 31, 2005, is expected to be reclassified into earnings within the next 12 months.

The Company’s nonrecourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives. The contingent payment is equal to 40 percent of collections received after principle and interest, unless otherwise negotiated, net of servicing fees and other related charges. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At March 31, 2005 and December 31, 2004, the estimated fair value of the embedded derivative was $5.4 million and $5.6 million, respectively. The embedded derivative for each portfolio purchase is subject to revaluation each period based upon similar current period portfolio purchases’ underlying yields. During the three months ended March 31, 2005, there were no revaluations of the embedded derivatives.

11.	Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Three Months Ended March 31,

	2005	2004
Noncash investing and financing activities:
Fair value of assets acquired	$1,963	$—
Liabilities assumed from acquisitions	126	—
Common stock issued for acquisitions	—	39,808
Nonrecourse borrowings to purchase accounts receivable	3,255	—
Deferred portion of purchased accounts receivable	—	2,403
Disposal of fixed assets	1,126	—

Back to Contents

12.	Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a foreign labor subcontractor in India and other vendors that require minimum purchase commitments. These agreements expire between 2005 and 2008. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2005	$37,524
2006	33,035
2007	25,434
2008	2,380

$98,373

The Company incurred $11.6 million and $7.2 million of expense in connection with these purchase commitments for the three months ended March 31, 2005 and 2004, respectively.

Forward-Flow Agreements:

During the three months ended March 31, 2005, the Company entered into a fixed price agreement, or a forward-flow, with a large Canadian retailer that obligates the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. As of March 31, 2005, the Company was obligated to purchase accounts receivable of approximately $160,000 per month through January 2006.

In April 2005, the Company entered into a separate forward-flow agreement with a large U.S. retailer that obligates the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The Company is obligated to purchase accounts receivable of approximately $60,000 per month through April 2006.

Long-Term Collection Contract:

The Company has a long-term collection contract with a large client to provide collection services that includes guaranteed collections, subject to limits. Any guarantees in excess of the limits will only be satisfied with future collections. The Company is entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections in excess of any remaining guarantees. On May 31, 2005, the Company is required to pay the client the difference between actual collections and the guaranteed collections, subject to a limit of $13.5 million. As of March 31, 2005, the Company prepaid $8.1 million.

Termination Fee:

The Company has a contract with a client to perform CRM services that includes a termination clause. This contract expires on October 31, 2007. In the event the client terminates the services agreement due to the Company’s material breach or a transaction in which a competitor of the client acquired control of the Company or in the event the Company terminates the services agreement for convenience after October 1, 2004, the Company is required to pay a minimum termination fee of $153,000 for each month remaining in the agreement (or $4.7 million at March 31, 2005). In most other instances (as defined in the services agreement) in which either party terminates the services agreement, the Company is required to pay a termination fee of $77,000 for each month remaining in the services agreement (or $2.4 million at March 31, 2005).

Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

Back to Contents

12.	Commitments and Contingencies (continued):

Litigation and Investigations (continued):

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

Securities and Exchange Commission:

In January 2005, the Company received notification from the Staff of the Securities and Exchange Commission (“the Staff”) informing the Company that it intended to issue a formal notification (commonly known as a “Wells notice”) to NCO and certain of its officers recommending that the Securities and Exchange Commission (“the SEC”) bring civil proceedings against NCO and such officers alleging violations of certain non-fraud provisions of the federal securities laws relating to financial reporting and internal control requirements. The potential violations relate to the Company’s revenue recognition policy relating to a long-term collection contract, which the Company had previously corrected in 2003, and the Company’s revenue recognition policy regarding the timing of revenue recognized on certain cash receipts related to contingency revenues.

The notification from the Staff informed the Company that their interpretation of SAB 104, was inconsistent with the Company’s long-standing policy with respect to the timing of revenue recognized on certain cash receipts related to contingency revenues. The Company previously recognized contingency fee revenue attributable to payments postmarked prior to the end of the period and received in the mail from the consumers on the first business day after such period as applicable to the prior reporting period. This revenue recognition policy had been in effect since prior to NCO becoming a public company and was consistently applied over time. The Company corrected its policy in order to recognize revenue when physically received. The impact of this correction was a $2.7 million reduction in revenue and a $947,000 reduction in net income, or $0.03 per diluted share, for the three months ended December 31, 2004.

Other:

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

Back to Contents

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

As of March 31, 2005, the Company’s business consisted of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM North America provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM North America serves clients of all sizes in local, regional, and national markets in the United States and Canada. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM North America had total assets, net of any intercompany balances, of $762.4 million and $751.6 million at March 31, 2005 and December 31, 2004, respectively. ARM North America had capital expenditures of $6.7 million and $7.5 million for the three months ended March 31, 2005 and 2004, respectively. ARM North America also provides accounts receivable management services to Portfolio Management. ARM North America recorded revenue of $16.5 million and $15.0 million for these services for the three months ended March 31, 2005 and 2004, respectively.

With the April 2004 acquisition of RMH, the CRM division was formed. The CRM division provides customer relationship management services to clients in the United States through offices in the United States, Canada, the Philippines and Panama. CRM had total assets, net of any intercompany balances, of $181.2 million at March 31, 2005. CRM had capital expenditures of $1.8 million for the three months ended March 31, 2005.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $154.1 million and $163.4 million at March 31, 2005 and December 31, 2004, respectively.

ARM International provides accounts receivable management services across the United Kingdom. ARM International had total assets, net of any intercompany balances, of $15.0 million and $15.3 million at March 31, 2005 and December 31, 2004, respectively. ARM International had capital expenditures of $183,000 and $9,000 for the three months ended March 31, 2005 and 2004, respectively. ARM International also provides accounts receivable management services to Portfolio Management. ARM International recorded revenue of $73,000 and $116,000 for these services for the three months ended March 31, 2005 and 2004, respectively.

Back to Contents

13.      Segment Reporting (continued):

The following tables represent the revenue, payroll and related expenses, selling, general, and administrative expenses, and EBITDA for each segment. EBITDA is used by the Company’s management to measure the segments’ operating performance and is not intended to report the segments’ operating results in conformity with accounting principles generally accepted in the United States.

	For the Three Months Ended March 31, 2005 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$198,457	$90,144	$83,246	$25,067
CRM	47,616	34,341	7,830	5,445
Portfolio Management	27,802	1,203	17,571	9,028
ARM International	3,062	2,043	978	41
Eliminations	(16,588)	—	(16,588)	—

Total	$260,349	$127,731	$93,037	$39,581

	For the Three Months Ended March 31, 2004 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$191,003	$88,301	$74,605	$28,097
Portfolio Management	21,602	647	16,091	4,864
ARM International	3,706	2,091	1,029	586
Eliminations	(15,080)	—	(15,080)	—

Total	$201,231	$91,039	$76,645	$33,547

14.	Investment in Unconsolidated Subsidiary:

Portfolio Management has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC (“the Joint Venture”) with IMNV Holdings, LLC (“IMNV”). The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. Included in “other assets” on the Balance Sheets were Portfolio Management’s investment in the Joint Venture of $3.4 million and $3.9 million as of March 31, 2005 and December 31, 2004, respectively. Portfolio Management does not have an obligation to invest further in the Joint Venture. Included in the Statements of Income, as “interest and investment income,” was $100,000 and $594,000 for the three months ended March 31, 2005 and 2004, respectively, representing Portfolio Management’s 50 percent share of operating income from this unconsolidated subsidiary. Portfolio Management received distributions of $618,000 and $55,000 during the three months ended March 31, 2005 and 2004, respectively. Portfolio Management’s 50 percent share of the Joint Venture’s retained earnings was $366,000 and $863,000 as of March 31, 2005 and December 31, 2004, respectively. The Company performs collection services for the Joint Venture and recorded service fee revenue of $1.9 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively. The Company had receivables of $174,000 and $134,000 on its balance sheets as of March 31, 2005 and December 31, 2004, respectively, for these service fees. The Company also performs collection services for an affiliate of IMNV and recorded service fee revenue of $3.9 million and $3.1 million for the three months ended March 31, 2005 and 2004, respectively.

Back to Contents

14.      Investment in Unconsolidated Subsidiary (continued):

The following tables summarize the financial information of the Joint Venture (amounts in thousands):

	March 31, 2005	December 31, 2004

Total assets	$9,150	$10,802
Total liabilities	3,071	3,712

	For the Three Months Ended March 31,

	2005	2004

Revenue	$3,109	$3,918
Net income	253	1,188

Back to Contents

Item 2.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

     Forward-Looking Statements

     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company’s expected future results of operations, the Company’s growth strategy, fluctuations in quarterly operating results, the integration of acquisitions, the long-term collection contract, the final outcome of the Company’s litigation with its former landlord, the effects of terrorist attacks, war and the economy on the Company’s business, expected increases in operating efficiencies, anticipated trends in the business process outsourcing industry, referred to as BPO, estimates of future cash flows and allowances for impairments of purchased accounts receivable, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of legal proceedings, regulatory investigations and tax examinations, the effects of changes in accounting pronouncements, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with growth and future acquisitions, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks related to the timing of contracts, risks related to purchased accounts receivable, risks related to possible impairments of goodwill and other intangible assets, risks associated with technology, risks related to the Enterprise Resource Planning system, referred to as ERP, implementation, risks related to the environmental liability related to the Medaphis acquisition, risks related to the final outcome of the Company’s litigation with its former landlord, risks related to the Company’s litigation, regulatory investigations and tax examinations, risks related to past or possible future terrorist attacks, risks related to the threat or outbreak of war or hostilities, risks related to the domestic and international economies, the risk that the Company will not be able to improve margins, risks related to the Company’s international operations, risks related to the availability of qualified employees, particularly in new or more cost-effective locations, risks related to currency fluctuations, risks related to reliance on independent telecommunications service providers, risks related to changes in government regulations affecting the teleservices and telecommunications industries, risks related to competition from other outside providers of BPO services and the in-house operations of existing and potential clients, risks related to the final outcome of the SEC matter, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur, or otherwise.

     The Company’s website is www.ncogroup.com. The Company makes available, free of charge, on its website, its Annual Report on Form 10-K. In addition, the Company will provide additional paper or electronic copies of its Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission, without charge except for exhibits to the report. Requests should be directed to: Investor Relations, NCO Group, Inc., 507 Prudential Rd., Horsham, PA 19044.

     The information on the website listed above is not and should not be considered part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

Back to Contents

     Overview

     We are a global provider of BPO services, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM, serving a wide range of clients in North America and abroad through our global network of 87 offices. We also purchase and manage past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer-oriented companies.

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

     Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

     Revenue. Revenue increased $59.1 million, or 29.4 percent, to $260.3 million for the three months ended March 31, 2005, from $201.2 million for the three months ended March 31, 2004.

     Our operations are organized into four market specific divisions that include: ARM North America, CRM, Portfolio Management, and ARM International. For the three months ended March 31, 2005, these divisions accounted for $198.4 million, $47.6 million, $27.8 million, and $3.1 million of revenue, respectively. Included in ARM North America’s revenue was $16.5 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in ARM International’s revenue was $73,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation. For the three months ended March 31, 2004, the ARM North America, Portfolio Management and ARM International divisions accounted for $191.0 million, $21.6 million and $3.7 million of revenue, respectively. Included in ARM North America’s revenue was $15.0 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in ARM International’s revenue was $116,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation. The CRM division was formed in the second quarter of 2004 with the acquisition of RMH Teleservices, Inc., referred to as RMH, on April 2, 2004, and, accordingly, is not included in the results for the three months ended March 31, 2004.

     ARM North America’s revenue increased $7.5 million, or 3.9 percent, to $198.4 million for the three months ended March 31, 2005, from $191.0 million for the three months ended March 31, 2004. The increase in ARM North America’s revenue was primarily attributable to continued growth in business from existing clients and the addition of new clients, as well as an increase in fees from collection services performed for Portfolio Management. ARM North America’s revenue for the three months ended March 31, 2005 and 2004 included revenue recorded from a long-term collection contract. The method of recognizing revenue for this long-term collection contract defers certain revenues into future periods until collections exceed collection guarantees, subject to limits. During the three months ended March 31, 2005, ARM North America earned $2.2 million of revenue from bonuses and recovery of penalties under this long-term collection contract, compared to $1.6 million for the three months ended March 31, 2004.

     Portfolio Management’s revenue increased $6.2 million, or 28.7 percent, to $27.8 million for the three months ended March 31, 2005, from $21.6 million for the three months ended March 31, 2004. Portfolio Management’s collections increased $1.2 million, or 2.7 percent, to $44.7 million for the three months ended March 31, 2005, from $43.5 million for the three months ended March 31, 2004. Portfolio Management’s revenue represented 61 percent of collections (including portfolio sales) for the three months ended March 31, 2005, as compared to 50 percent of collections for the three months ended March 31, 2004. Revenue increased as a percentage of collections due to the increase in collections resulting from a better collection environment, especially on certain large portfolios that continued to outperform expectations.

Back to Contents

     ARM International’s revenue decreased $644,000, or 17.4 percent, to $3.1 million for the three months ended March 31, 2005, from $3.7 million for the three months ended March 31, 2004. The decrease in ARM International’s revenue was primarily attributable to several delays by clients in the placement of accounts receivable.

     Payroll and related expenses. Payroll and related expenses increased $36.7 million to $127.7 million for the three months ended March 31, 2005, from $91.0 million for the three months ended March 31, 2004, and increased as a percentage of revenue to 49.1 percent from 45.2 percent. The increase in payroll and related expenses as a percentage of revenue was primarily attributable to the CRM division, which was formed with the acquisition of RMH in April 2004. The CRM division has a larger amount of payroll and related expenses as compared to the ARM business.

     ARM North America’s payroll and related expenses increased $1.8 million to $90.1 million for the three months ended March 31, 2005, from $88.3 million for the three months ended March 31, 2004, but decreased slightly as a percentage of revenue to 45.4 percent from 46.2 percent. Payroll and related expenses as a percentage of revenue decreased primarily due to continued diligence in monitoring staffing levels while maintaining productivity through the use of advanced technologies and traditional workforce management.

     Portfolio Management’s payroll and related expenses increased $556,000 to $1.2 million for the three months ended March 31, 2005, from $647,000 for the three months ended March 31, 2004, and increased as a percentage of revenue to 4.3 percent from 3.0 percent. Portfolio Management outsources all of the collection services to ARM North America and, therefore, has a relatively small fixed payroll cost structure. The increase in payroll and related expenses as a percentage of revenue was principally due to the allocation of payroll and related expenses from shared services. This increase was partially offset by lower estimated incentive accruals for the three months ended March 31, 2005.

     ARM International’s payroll and related expenses decreased $48,000 to $2.0 million for the three months ended March 31, 2005, from $2.1 million for the three months ended March 31, 2004, but increased as a percentage of revenue to 66.7 percent from 56.4 percent. The increase as a percentage of revenue was attributable to the absorption of the fixed payroll costs over a smaller revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $16.4 million to $93.0 million for the three months ended March 31, 2005, from $76.6 million for the three months ended March 31, 2004, but decreased as a percentage of revenue to 35.7 percent from 38.1 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the CRM division, which was formed with the acquisition of RMH on April 2, 2004. The CRM division has a larger amount of their expense structure in payroll and related expenses as compared to the ARM business. Excluding the CRM division, selling, general and administrative expenses increased as a percentage of revenue from the same period in the prior year due to the continuing increase in the use of outside attorneys and other third party service providers.

     Depreciation and amortization. Depreciation and amortization increased to $10.8 million for the three months ended March 31, 2005, from $7.8 million for the three months ended March 31, 2004. The increase was attributable to the depreciation of property and equipment acquired in connection with the RMH acquisition and amortization of the customer relationships acquired in connection with the RMH acquisition.

     Other income (expense). Interest and investment income for the three months ended March 31, 2005, included $100,000 from the 50 percent ownership interest in a joint venture that purchases utility, medical and other various small balance accounts receivable, as compared to $594,000 for the three months ended March 31, 2004. The decrease from the prior year primarily reflects the joint venture’s lower revenue due to lower purchases of accounts receivable, as well as an allowance for impairment recorded in the first quarter of 2005. Interest expense decreased to $5.2 million for the three months ended March 31, 2005, from $5.3 million for the three months ended March 31, 2004. The slight decrease was attributable to lower principal balances as a result of debt repayments made in excess of borrowings against the credit facility during 2004 and 2005, offset partially by higher interest rates and Portfolio Management’s additional nonrecourse borrowings to purchase accounts receivable. Other income for the three months ended March 31, 2005, included a $93,000 gain from our ownership interest in one of our insurance carriers that was sold.

Back to Contents

     Income tax expense. Income tax expense for the three months ended March 31, 2005, increased to $9.2 million, or 37.6 percent of income before income tax expense, from $8.9 million, or 41.4 percent of income before income tax expense, for the three months ended March 31, 2004. The decrease in the effective tax rate was primarily attributable to a settlement reached with the Federal Trade Commission, referred to as the FTC, related to their claim against us for alleged violations of the Fair Credit Reporting Act relating to certain aspects of our credit reporting practices during 1999 and 2000. In the first quarter of 2004, we recorded a liability and an expected client reimbursement for the settlement. The settlement with the FTC was not tax deductible, however due to uncertainties surrounding the exact nature of the settlement agreement, we were unable to determine that the reimbursement would not be taxable, which resulted in a higher tax rate in the first quarter of 2004. In the fourth quarter of 2004, we determined that the reimbursement received from the client was not taxable, which resulted in a lower tax rate.

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

     We are currently in the process of evaluating our options to refinance our senior credit facility before it matures in the first quarter of 2006. The potential refinancing of this facility is expected to have the availability to pay our convertible notes if they become due in April 2006.

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

     Cash Flows from Operating Activities. Cash provided by operating activities was $40.2 million for the three months ended March 31, 2005, compared to $33.5 million for the three months ended March 31, 2004. The increase in cash provided by operations was primarily attributable to an $8.4 million decrease in other assets during the three months ended March 31, 2005, compared to a $351,000 decrease for the same period a year ago, primarily resulting from a refund of prepaid taxes, and increases in net income and noncash expenses. Also contributing to the increase was $10.7 million increase in accounts payable and accrued expenses compared to an increase of $7.5 million in the prior year. These increases were partially offset by a transfer of $900,000 out of restricted cash during the first quarter of 2005 compared to a transfer of $4.5 million in the first quarter of 2004, both to repay a portion of the securitized nonrecourse debt, a $2.7 million increase in income taxes payable for the three months ended March 31, 2005 compared to a $6.2 million increase in the prior year, due to the utilization of deferred tax assets that were recorded in 2004 in connection with acquisitions, and a $1.7 million decrease in deferred income taxes compared to a $1.5 million increase in the same period a year ago, resulting from the utilization of deferred tax assets.

     Cash Flows from Investing Activities. Cash used in investing activities was $4.1 million for the three months ended March 31, 2005, compared to cash provided by investing activities of $5.8 million for the three months ended March 31, 2004. Cash flows from investing activities do not include Portfolio Management’s purchases of large accounts receivable portfolios financed through a nonrecourse debt agreement we have with a lender. This is a noncash transaction since the lender sends payment directly to the seller of the accounts (see note 11 to our Notes to Condensed Consolidated Financial Statements). The increase in cash used in investing activities was primarily attributable to the cash paid for RMH related acquisition costs, lower collections applied to purchased accounts receivable and higher purchases of property and equipment during the three months ended March 31, 2005. These items were partially offset by lower purchases of accounts receivable.

Back to Contents

     Cash Flows from Financing Activities. Cash used in financing activities was $21.0 million for the three months ended March 31, 2005, a slight decrease from the three months ended March 31, 2004. Cash flows from financing activities do not include Portfolio Management’s borrowings under nonrecourse debt, used to purchase large accounts receivable portfolios financed through an agreement we have with a lender. This is a noncash transaction since the lender sends payment directly to the seller of the accounts (see note 11 to our Notes to Condensed Consolidated Financial Statements). The decrease was due to lower repayments of nonrecourse debt during the three months ended March 31, 2005, which was partially offset by the issuance of common stock in connection with stock option exercises for the three months ended March 31, 2004.

     Senior Credit Facility. We have a $200 million senior credit facility with various participating lenders. The senior credit facility was originally structured as a $150 million term loan and a $50 million revolving credit facility. The maturity date is March 15, 2006, referred to as the Maturity Date. We are required to make quarterly repayments of $6.3 million on the term loan until the Maturity Date. In the first quarter of 2005, we repaid $5.0 million in excess of the requirements. The remaining balance outstanding under the term loan and the balance under the revolving credit facility will become due on the Maturity Date. At March 31, 2005, the remaining balance outstanding on the term loan was $51.3 million. The availability of the revolving credit facility is reduced by any unused letters of credit. As of March 31, 2005, there was $45.4 million available under the revolving credit facility.

     The credit agreement contains certain financial and other covenants, such as maintaining net worth and funded debt to earnings before interest, taxes, depreciation, and amortization, referred to as EBITDA, requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, the issuance of equity, and distributions to shareholders. If an event of default, such as failure to comply with covenants, material adverse change, or change of control, were to occur under the credit agreement, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable. As of March 31, 2005, we were in compliance with all required financial covenants and we were not aware of any events of default.

     Convertible Notes. At March 31, 2005, we had $125.0 million aggregate principal amount of 4.75 percent convertible subordinated notes due April 15, 2006, referred to as the Notes. The Notes are convertible into our common stock at a conversion price of $32.92 per share. We believe that we will have sufficient liquidity to repay the Notes upon maturity in April 2006.

     Nonrecourse Credit Facility. Portfolio Management has a four-year financing agreement with a lender that expires August 2006 to provide financing for larger purchases of accounts receivable at 90 percent of the purchase price, unless otherwise negotiated. The lender, at its sole discretion, has the right to finance any purchase of $4.0 million or more. The lender may or may not choose to finance a transaction. This agreement gives Portfolio Management the financing to purchase larger portfolios that it may not otherwise be able to purchase, and has no minimum or maximum credit authorization. Borrowings carry interest at the prime rate plus 3.25 percent (prime rate was 5.75 percent at March 31, 2005) and are nonrecourse to us, except for the assets financed through the lender. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and Portfolio Management’s original investment is returned, including interest. Thereafter, the lender is paid a residual of 40 percent of collections, less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement, in addition to other remedies. Total debt outstanding under this facility as of March 31, 2005, was $37.1 million, including $5.4 million of accrued residual interest. As of March 31, 2005, Portfolio Management was in compliance with all of the financial covenants.

     During the three months ended March 31, 2005, Portfolio Management entered into a new agreement with the lender to purchase larger portfolios through a newly created joint venture, whereby Portfolio Management owns 65% and the lender owns 35% of the joint venture. Cash flows from the joint venture are based on the mix of partner loans and equity contributions to the joint venture. The equity share of the new agreement replaces the residual cash flows under the former agreement. The joint venture has been consolidated into our results and a minority interest has been recorded for the lender’s equity ownership. During the three months ended March 31, 2005, Portfolio Management purchased one portfolio through this new agreement.

Back to Contents

     Contractual Obligations. During the three months ended March 31, 2005, we entered into a fixed price agreement, or a forward-flow, with a large Canadian retailer that obligates us to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. As of March 31, 2005, we were obligated to purchase accounts receivable of approximately $160,000 per month through January 2006.

     In April 2005, we entered into a separate forward-flow agreement with a large U.S. retailer that obligates us to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. We are obligated to purchase accounts receivable of approximately $60,000 per month through April 2006.

     Investment in Unconsolidated Subsidiary

     Portfolio Management has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC, referred to as the Joint Venture, with IMNV Holdings, LLC, referred to as IMNV. The Joint Venture was established in 2001 to purchase utility, medical and other various small balance accounts receivable and is accounted for using the equity method of accounting. Included in “other assets” on the balance sheets was Portfolio Management’s investment in the Joint Venture of $3.4 million and $3.9 million as of March 31, 2005 and December 31, 2004, respectively. Portfolio Management does not have an obligation to invest further in the Joint Venture. Included in the statements of income, in “interest and investment income,” was, $100,000 and $594,000 for the three months ended March 31, 2005 and 2004, respectively, representing Portfolio Management’s 50 percent share of operating income from this unconsolidated subsidiary.

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

     Foreign Currency Risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which we are exposed include the Canadian dollar, the British pound and the Philippine peso. Due to the growth of the Canadian operations, we currently use forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such contracts will be adversely affected by changes in exchange rates. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection. A five percent increase or decrease in the Canadian exchange rate could have an annual impact of approximately $4.0 million on our business, excluding the impact of foreign currency hedges.

     Interest Rate Risk. At March 31, 2005, we had $95.4 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year.

     Critical Accounting Policies

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations: goodwill, customer relationships, revenue recognition for purchased accounts receivable, allowance for doubtful accounts, notes receivable and deferred taxes. These and other critical accounting policies are described in note 2 to these financial statements, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 to our 2004 financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004. During the three months ended March 31, 2005, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies, except for the change in revenue recognition for purchased accounts receivable due to our adoption of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” referred to as SOP 03-3 on January 1, 2005.

Back to Contents

     Recently Issued Accounting Pronouncements

     FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS 123R, which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” referred to as APB 25. SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values, as currently permitted but not required under SFAS 123. The standard will apply to newly granted awards and previously granted awards that are not fully vested on the date of adoption. On April 14, 2005, the Securities and Exchange Commission adopted a new rule to amend the compliance dates for SFAS 123R. The new rule allows companies to adopt SFAS 123R at the beginning of their next fiscal year. Accordingly, we will adopt the standard on January 1, 2006.

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

     SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Effective January 1, 2005, the Company adopted AICPA Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual versus expected cash flows over an investor’s initial investment in certain loans when such differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, and amends PB6 for loans acquired in fiscal years before the effective date. Previously issued annual and quarterly financial statements are not restated and there is no prior period effect of these new provisions.

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

     We adopted SOP 03-3 on January 1, 2005, however previously issued annual financial statements will not be restated and there is no prior period effect of these new provisions. Portfolios acquired prior to December 31, 2004 will continue to be governed by PB6, as amended by SOP 03-3. In accordance with SOP 03-3, the IRR will be set at December 31, 2004 and will be used for impairment testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairments in the future, and these impairments could be material.

Back to Contents

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

     Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4.

Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     Our management, with participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in timely making known to them material information relating to the Company required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

     Changes in Internal Control over Financial Reporting

     During the quarter ended March 31, 2005, we began using our enterprise resource planning system, SAP, for general ledger, accounts payable, accounts receivable, and human resources. We believe this change has materially affected our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). During the quarter ended March 31, 2005, our management, with the participation of our chief executive officer and chief financial officer performed procedures as of March 31, 2005 to determine the impact of this change on the effectiveness of our internal control over financial reporting and has concluded that this change did not have an adverse impact.

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

The notification from the Staff informed the Company that their interpretation of Staff Accounting Bulletin No. 104, referred to as SAB 104, was inconsistent with the Company’s long-standing policy with respect to the timing of revenue recognized on certain cash receipts related to contingency revenues. The Company previously recognized contingency fee revenue attributable to payments postmarked prior to the end of the period and received in the mail from the consumers on the first business day after such period as applicable to the prior reporting period. This revenue recognition policy had been in effect since prior to NCO becoming a public company and was consistently applied over time. The Company corrected its policy in order to recognize revenue when physically received. The impact of this correction was a $2.7 million reduction in revenue and a $947,000 reduction in net income, or $0.03 per diluted share, for the three months ended December 31, 2004.

Other:

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

Back to Contents

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     None – not applicable

Item 3.    Defaults Upon Senior Securities

     None – not applicable

Item 4.    Submission of Matters to a Vote of Shareholders

     None – not applicable

Item 5.    Other Information

     None – not applicable

Item 6.    Exhibits

10.1	Second Amendment, dated October 13, 2004, to the Sixth Amended and Restated Credit Agreement dated as of August 13, 2003, by and among NCO Group, Inc., as borrower, Citizen’s Bank of Pennsylvania, as Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Co-Arrangers, Co-Documentation Agents, Co-Agents, and other Agents as may be appointed from time to time.

10.2	Third Amendment, dated March 17, 2005, to the Sixth Amended and Restated Credit Agreement dated as of August 13, 2003, by and among NCO Group, Inc., as borrower, Citizen’s Bank of Pennsylvania, as Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Co-Arrangers, Co-Documentation Agents, Co-Agents, and other Agents as may be appointed from time to time.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005	By:	Michael J. Barrist Michael J. Barrist Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: May 10, 2005	By:	Steven L. Winokur Steven L. Winokur Executive Vice President, Chief Financial Officer, and Chief Operating Officer – Shared Services (principal financial officer)

Date: May 10, 2005	By:	John R. Schwab John R. Schwab Senior Vice President, Finance and Chief Accounting Officer (principal accounting officer)

Back to Contents

Exhibit Index

Exhibit No.	Description

10.1	Second Amendment, dated October 13, 2004, to the Sixth Amended and Restated Credit Agreement dated as of August 13, 2003, by and among NCO Group, Inc., as borrower, Citizen’s Bank of Pennsylvania, as Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Co-Arrangers, Co-Documentation Agents, Co-Agents, and other Agents as may be appointed from time to time.

10.2	Third Amendment, dated March 17, 2005, to the Sixth Amended and Restated Credit Agreement dated as of August 13, 2003, by and among NCO Group, Inc., as borrower, Citizen’s Bank of Pennsylvania, as Administrative Agent and a Lender, and the Financial Institutions identified therein as Lenders and such other Co-Arrangers, Co-Documentation Agents, Co-Agents, and other Agents as may be appointed from time to time.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.