Form 10-Q
period 2005-06-30
NCO GROUP INC
filed 2005-08-09
CIK 1022608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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
Yes     X     No ______

     The number of shares outstanding of each of the issuer’s classes of common stock as of August 8, 2005 was: 32,130,292 shares of common stock, no par value.

Back to Contents

NCO GROUP, INC.
INDEX

Back to Contents

Part I. Financial Information
Item 1. Financial Statements

NCO GROUP, INC.
Consolidated Balance Sheets
(Amounts in thousands)

ASSETS	June 30, 2005 (Unaudited)	December 31, 2004

Current assets:
Cash and cash equivalents	$20,601	$26,334
Restricted cash	—	900
Accounts receivable, trade, net of allowance for
doubtful accounts of $7,742 and $7,878, respectively	117,940	104,699
Purchased accounts receivable, current portion, net of
allowance for impairment of $622 at June 30, 2005	68,188	50,388
Deferred income taxes	16,947	18,911
Bonus receivable, current portion	—	10,325
Prepaid expenses and other current assets	21,765	37,359

Total current assets	245,441	248,916

Funds held on behalf of clients

Property and equipment, net	112,522	114,256

Other assets:
Goodwill	609,428	609,562
Other intangibles, net of accumulated amortization	24,958	21,943
Purchased accounts receivable, net of current portion	66,536	88,469
Other assets	25,475	30,743

Total other assets	726,397	750,717

Total assets	$1,084,360	$1,113,889

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Long-term debt, current portion	$42,356	$64,684
Income taxes payable	11,793	11,946
Accounts payable	10,240	5,022
Accrued expenses	44,891	53,472
Accrued compensation and related expenses	22,575	21,424
Deferred revenue, current portion	837	18,821

Total current liabilities	132,692	175,369

Funds held on behalf of clients

Long-term liabilities:
Long-term debt, net of current portion	167,257	186,339
Deferred revenue, net of current portion	132	955
Deferred income taxes	42,924	36,174
Other long-term liabilities	17,872	19,451

Minority interest	9	—

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 5,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized,
32,119 and 32,078 shares issued and outstanding, respectively	473,953	473,410
Other comprehensive income	11,124	13,526
Deferred compensation	(3,124)	(3,458)
Retained earnings	241,521	212,123

Total shareholders' equity	723,474	695,601

Total liabilities and shareholders' equity	$1,084,360	$1,113,889

See accompanying notes.

Back to Contents

NCO GROUP, INC.
Consolidated Statements of Income
(Unaudited)
(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2004	2005	2004

Revenue	$247,185	$255,255	$507,534	$456,486

Operating costs and expenses:
Payroll and related expenses	122,524	132,823	250,255	223,862
Selling, general and administrative expenses	91,313	83,752	184,350	160,397
Depreciation and amortization expense	10,920	11,147	21,678	18,925

Total operating costs and expenses	224,757	227,722	456,283	403,184

Income from operations	22,428	27,533	51,251	53,302

Other income (expense):
Interest and investment income	726	599	1,460	1,595
Interest expense	(4,867)	(5,256)	(10,042)	(10,544)
Other income	4,663	621	4,756	621

Total other income (expense)	522	(4,036)	(3,826)	(8,328)

Income before income tax expense	22,950	23,497	47,425	44,974

Income tax expense	8,814	9,078	18,018	17,966

Income before minority interest	14,136	14,419	29,407	27,008

Minority interest	(1)	—	(9)	(606)

Net income	$14,135	$14,419	$29,398	$26,402

Net income per share:
Basic	$0.44	$0.46	$0.92	$0.92
Diluted	$0.42	$0.43	$0.86	$0.86

Weighted average shares outstanding:
Basic	32,101	31,502	32,090	28,814
Diluted	36,099	35,723	36,136	32,979

See accompanying notes.

Back to Contents

NCO GROUP, INC
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net income	$29,398	$26,402
Adjustments to reconcile income from operations
to net cash provided by operating activities:
Depreciation	17,422	15,444
Amortization of intangibles	4,256	3,481
Amortization of deferred compensation	655	56
Amortization of deferred training asset	1,782	174
Provision for doubtful accounts	1,752	1,784
Allowance and impairment of purchased accounts receivable	642	449
Noncash interest	3,651	2,937
Loss on disposal of property, equipment and other net assets	—	38
Gain on sale of purchased accounts receivable	(5,258)	—
Changes in non-operating income	(230)	(1,036)
Minority interest	9	606
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	900	4,469
Accounts receivable, trade	(17,602)	(9,287)
Deferred income taxes	8,827	7,789
Bonus receivable	10,325	5,404
Other assets	12,208	(750)
Accounts payable and accrued expenses	7,966	1,313
Income taxes payable	141	2,446
Deferred revenue	(18,807)	(8,495)
Other long-term liabilities	(209)	2,103

Net cash provided by operating activities	57,828	55,327

Cash flows from investing activities:
Purchases of accounts receivable – see note 11	(16,888)	(17,559)
Collections applied to principal of purchased accounts receivable	32,417	45,309
Proceeds from sale of purchased accounts receivable	5,365	—
Purchases of property and equipment	(15,692)	(14,479)
Net distribution from joint venture	1,140	1,420
Proceeds from notes receivable	615	617
Net cash paid for acquisitions and related costs	(10,804)	(12,358)

Net cash (used in) provided by investing activities	(3,847)	2,950

Cash flows from financing activities:
Repayment of notes payable	(20,511)	(21,702)
Repayment of borrowings under revolving credit agreement	(37,500)	(22,500)
Repayment of acquired notes payable	—	(11,447)
Payment of fees to acquire debt	(1,279)	(90)
Issuance of common stock, net of taxes	190	10,696

Net cash used in financing activities	(59,100)	(45,043)

Effect of exchange rate on cash	(614)	(80)

Net (decrease) increase in cash and cash equivalents	(5,733)	13,154

Cash and cash equivalents at beginning of the period	26,334	45,644

Cash and cash equivalents at end of the period	$20,601	$58,798

See accompanying notes.

Back to Contents

NCO GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, “the Company” or “NCO”). NCO is a leading global provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through approximately 90 offices in the United States, Canada, the United Kingdom, India, the Philippines, the Caribbean, and Panama. The Company provides services to more than 24,000 active clients including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, utilities, retail and commercial, transportation/logistics, education, technology and government services. These clients are primarily located throughout the United States, Canada, the United Kingdom, and Puerto Rico. The Company’s largest client during the six months ended June 30, 2005 was Capital One Financial Corporation and it represented 11.1 percent of the Company’s consolidated revenue for the six months ended June 30, 2005. The Company also purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer-oriented companies.

The Company’s business consists of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International.

2.	Accounting Policies:

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, operating results for the three-month and six-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All intercompany accounts and transactions have been eliminated. The Company does not control InoVision-MEDCLR NCOP Ventures, LLC (note 14) and, accordingly, its financial condition and results of operations are not consolidated with the Company’s financial statements.

Revenue Recognition:

ARM Contingency Fees:

ARM contingency fee revenue is recognized upon collection of funds by NCO or its client.

Back to Contents

2.	Accounting Policies (continued):

Revenue Recognition (continued):

ARM Contingency Fees (continued):

In January 2005, the Company was notified by the Staff of the Securities and Exchange Commission that the Company’s long-standing policy with respect to the timing of revenue recognized on certain cash receipts related to contingency revenues was inconsistent with their interpretation of Staff Accounting Bulletin No. 104 (“SAB 104”). The Company previously recognized contingency fee revenue attributable to payments postmarked prior to the end of the period and received in the mail from the consumers on the first business day after such period as applicable to the prior reporting period. This revenue recognition policy had been in effect since prior to NCO becoming a public company and was consistently applied over time. The Company corrected its policy in the fourth quarter of 2004 in order to recognize revenue when physically received. The impact of this correction was a $2.7 million reduction in revenues and a $947,000 reduction in net income, or $0.03 per diluted share, for the three months ended December 31, 2004. Such correction did not have a material impact on the comparability of operating results for the three and six months ended June 30, 2005 and 2004.

ARM Contractual Services:

Fees for ARM contractual services are recognized as services are performed and earned under service arrangements with clients where fees are fixed or determinable and collectibility is reasonably assured.

Long-Term Collection Contract:

The Company has a long-term collection contract with a large client to provide collection services that includes guaranteed collections, subject to limits, for placements from January 1, 2000 through December 31, 2003. The Company also earns a bonus to the extent collections are in excess of the guarantees. The Company was required to pay the client, subject to limits, if collections did not reach the guarantees by the reconciliation dates. Any guarantees in excess of the limits will only be satisfied with future collections. The Company is entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections in excess of any remaining guarantees.

Prior to the final reconciliation date on May 31, 2005, the Company deferred all of the base service fees, subject to the limits, until the collections exceeded the collection guarantees. At the end of each reporting period, the Company assessed the need to record an additional liability if deferred fees were less than the estimated guarantee payments, if any, due to the client, subject to the limits. There was no additional liability recorded as of December 31, 2004. The last and final reconciliation date occurred on May 31, 2005, although the final amount due to the client has not been finalized. The Company is required to pay the client the difference between actual collections and the guaranteed collections, subject to a limit of $13.5 million. As of June 30, 2005, the Company prepaid $9.2 million and the full maximum exposure of $4.3 million was recorded as an accrued expense. After May 31, 2005, the Company records revenue for the base service fee plus any bonus or recoupments in excess of any remaining guarantees.

CRM Hourly:

Revenue is recognized based on the billable hours of each CRM representative as defined in the client contract. The rate per billable hour charged is based on a predetermined contractual rate, as agreed in the underlying contract. The contractual rate can fluctuate based on certain predetermined objective performance criteria related to quality and performance, reduced by any contractual performance penalties the client may be entitled to, both as measured on a monthly basis. The impact of the performance criteria and penalties on the rate per billable hour is continually updated as revenue is recognized.

CRM Performance-Based:

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

Revenue Recognition (continued):

Training Revenue:

In connection with the provisions of certain inbound and outbound CRM services, the Company incurs costs to train its CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Start-up Training”) and on-going training for updates of existing CRM programs (“On-going Training”). The Company bills some of its customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to the CRM revenue being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 104. Start-up Training and On-going Training revenues are initially deferred and recognized over the shorter of the term of the customer contract, or the period to be benefited. Direct costs associated with providing Start-up Training and On-going Training, which consist of salary, benefit and travel costs, are also deferred and amortized over a time period consistent with the deferred training revenue. When a business relationship is terminated with one of the Company’s customers, the unamortized deferred training revenue and unamortized deferred direct costs associated with that customer are immediately recognized. At June 30, 2005, the balance of deferred training revenue was $967,000 and deferred training costs were $817,000.

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

The Company acquires loans in groups or portfolios that are initially recorded at cost, which includes external costs of acquiring portfolios. Once a portfolio is acquired, the accounts in the portfolio are not changed, unless replaced, returned or sold. All acquired loans have experienced deterioration of credit quality between origination and the Company’s acquisition of the loans, and the amount paid for a portfolio of loans reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to each loan’s contractual terms. As such, the Company determines whether each portfolio of loans is to be accounted for individually or whether such loans will be aggregated based on common risk characteristics. The Company considers expected collections, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each portfolio of loans and subsequently aggregated pools of loans. The Company determines nonaccretable difference, or the excess of the portfolio’s contractual principal over all cash flows expected at acquisition as an amount that should not be accreted. The remaining amount represents accretable yield, or the excess of the portfolio’s cash flows expected to be collected over the amount paid, and is accreted into earnings over the remaining life of the portfolio.

Back to Contents

2.      Accounting Policies (continued):

Revenue Recognition (continued):

Purchased Accounts Receivable (continued):

At acquisition, the Company derives an internal rate of return (“IRR”) based on the expected monthly collections over the estimated economic life of each portfolio of loans (typically up to seven years, based on the Company’s collection experience) compared to the original purchase price. Collections on the portfolios are allocated to revenue and principal reduction based on the estimated IRR for each portfolio of loans. Revenue on purchased accounts receivable is recorded monthly based on applying each portfolio’s effective IRR for the quarter to its carrying value. Over the life of a portfolio, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its portfolios determined using the effective interest rates has decreased, and if so, records an expense to establish a valuation allowance to maintain the original IRR established at acquisition. Any increase in actual or estimated cash flows expected to be collected is first used to reverse any existing valuation allowance for that portfolio, or aggregation of portfolios, and any remaining increases in cash flows are recognized prospectively through an increase in the IRR. The updated IRR then becomes the new benchmark for subsequent valuation allowance testing.

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

Goodwill:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Goodwill is tested for impairment each year on October 1, and as triggering events occur. The goodwill impairment test is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of impairment, if applicable. The first test for potential impairment uses a fair value based approach, whereby the implied fair value of a reporting unit’s goodwill is compared to its carrying amount, if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company does not believe that goodwill was impaired as of June 30, 2005 (note 7).

Other Intangible Assets:

Other intangible assets consist primarily of customer relationships, which are amortized over five years using the straight-line method (note 7).

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2004	2005	2004

Net income – as reported	$14,135	$14,419	$29,398	$26,402
Pro forma compensation cost, net of taxes	594	855	1,178	1,711

Net income – pro forma	$13,541	$13,564	$28,220	$24,691

Net income per share – as reported:
Basic	$0.44	$0.46	$0.92	$0.92
Diluted	$0.42	$0.43	$0.86	$0.86

Net income per share – pro forma:
Basic	$0.42	$0.43	$0.88	$0.86
Diluted	$0.40	$0.41	$0.83	$0.80

During the three months ended June 30, 2005 and 2004, compensation expense of $313,000 and $56,000, respectively, was recorded for restricted stock units. During the six months ended June 30, 2005 and 2004, compensation expense of $655,000 and $56,000, respectively, was recorded for restricted stock units.

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

Back to Contents

2.         Accounting Policies (continued):

Use of Estimates (continued):

On an ongoing basis, the Company compares the historical trends of each portfolio to projected collections. Future projected collections are then increased or decreased based on the actual cumulative performance of each portfolio. Management reviews each portfolio’s adjusted projected collections to determine if further upward or downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its best efforts to improve the collections of under-performing portfolios. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period (note 5).

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

The Company is exposed to foreign currency fluctuations relating to its operations in Canada, the United Kingdom and the Philippines. In order to partially hedge cash flow exposure, the Company periodically enters into forward exchange contracts in order to minimize the impact of currency fluctuations on transactions and cash flows. These contracts are designated as cash flow hedges and recorded at their fair value on the accompanying balance sheets. Changes in the fair value of a cash flow hedge, to the extent that the hedge is effective, are recorded, net of tax, in other comprehensive income, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in the statement of income (note 10).

The Company has certain nonrecourse debt relating to its purchased accounts receivable operations that contain embedded derivative instruments. The embedded derivatives are not hedge instruments and, accordingly, changes in their estimated fair value are reported as other income (expense) in the accompanying statements of income. The embedded derivatives are included in long-term debt on the accompanying balance sheets as they are not separable from the notes payable and they have the same counterparty (note 8).

Reclassifications:

Certain amounts as of December 31, 2004 and for the six months ended June 30, 2004, have been reclassified for comparative purposes.

3.	Business Combinations:

On July 6, 2005, the Company entered into a definitive agreement to acquire substantially all of the assets of Risk Management Alternatives, Inc. (“RMA”), including their purchased portfolio assets, for $118.8 million in cash, subject to certain closing adjustments, and the assumption of certain liabilities. In conjunction with the agreement, on July 7, 2005, RMA and all of its domestic subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Ohio Eastern Division. The parties plan to consummate the transaction under Sections 363 and 365 of the bankruptcy code. The completion of the acquisition is subject to certain conditions including approval by the Bankruptcy Court, higher and better offers, customary closing conditions, and any required governmental approvals. The transaction is expected to close in the second half of 2005.

Back to Contents

3.      Business Combinations (continued):

The following acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition-related expenses. These accruals included professional fees related to the acquisition, severance costs, lease costs and other acquisition-related expenses.

On May 25, 2005, the Company acquired Creative Marketing Strategies (“CMS”), a provider of CRM services, for $5.9 million. The purchase price included the contribution of a note receivable for $5.2 million that the Company received in 2000 in consideration for assets sold to a management-led group as part of a divestiture. The Company allocated $6.0 million of the purchase price to the customer relationship and did not record goodwill. The allocation of the fair market value to the acquired assets and liabilities of CMS was based on preliminary estimates and may be subject to change.

On April 2, 2004, the Company completed the acquisition of RMH Teleservices, Inc. (“RMH”) a provider of CRM services. The Company issued 3.4 million shares of NCO common stock in exchange for all of the outstanding shares of RMH and assumed 339,000 warrants and 248,000 stock options. The total value of the consideration was $88.8 million. The Company also repaid $11.4 million of RMH’s pre-acquisition debt. The Company allocated $20.0 million of the purchase price to the customer relationship and recorded goodwill at December 31, 2004 of $88.0 million, most of which is not deductible for tax purposes. In connection with the RMH acquisition, the Company recorded restructuring liabilities of $38.9 million under an exit plan the Company began to formulate prior to the acquisition date. These liabilities principally relate to severance costs related to certain future rental obligations attributable to facilities scheduled to be closed, certain redundant personnel that were scheduled to be eliminated upon completion of the acquisition, and other contractual termination costs. Certain of the payments related to such exited activities may continue through 2010. The Company’s purchase accounting has been finalized, however, goodwill adjustments may be necessary in the future upon the resolution of certain idle lease costs and tax contingencies.

The following table presents the activity in the accruals recorded for RMH acquisition related expenses (amounts in thousands):

	Severance	Leases	Other	Total

Balance at December 31, 2004	$487	$18,685	$3,355	$22,527
Cash payments	(348)	(6,441)	(1,508)	(8,297)
Training liability adjustment	—	—	(997)	(997)
Foreign currency translation	—	(197)	—	(197)

Balance at June 30, 2005	$139	$12,047	$850	$13,036

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

Back to Contents

3.      Business Combinations (continued):

The following summarizes the unaudited pro forma results of operations for the six months ended June 30, 2004, assuming the NCO Portfolio and RMH acquisitions occurred as of January 1, 2004. The pro forma information presented does not include the CMS acquisition because it was not considered a material business combination. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands, except per share data):

For the Six Months Ended June 30, 2004

Revenue	$523,694
Net income	$26,351
Earnings per share – basic	$0.77
Earnings per share – diluted	$0.71

4.	Comprehensive Income:

Comprehensive income consists of net income from operations plus certain changes in assets and liabilities, including the effects of intercompany transactions, that are not included in net income but are reported as a separate component of shareholders’ equity. The Company’s comprehensive income was as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2004	2005	2004

Net income	$14,135	$14,419	$29,398	$26,402
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,747)	(1,231)	(2,350)	(1,602)
Change in fair value of foreign currency cash flow hedges, net of tax	218	337	(11)	337
Net gains on foreign currency cash flow hedges reclassified into earnings, net of tax	(49)	—	(41)	—

Comprehensive income	$12,557	$13,525	$26,996	$25,137

The foreign currency translation adjustment was attributable to changes in the exchange rates used to translate the financial statements of the Canadian, United Kingdom and Philippine operations into U.S. dollars. During the three and six months ended June 30, 2005, the Company recognized pre-tax net gains of $71,000 and $56,000, respectively, related to the foreign currency cash flow hedges.

Back to Contents

5.	Purchased Accounts Receivable:

Portfolio Management, ARM International and the Canadian division of ARM North America purchase defaulted consumer accounts receivable at a discount from the contractual principal balance. On certain international portfolios, Portfolio Management and ARM International jointly purchase defaulted consumer accounts receivable. As of June 30, 2005, the carrying values of Portfolio Management’s, ARM International’s and ARM North America’s purchased accounts receivable were $132.6 million, $1.4 million and $717,000, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $18.1 billion and $14.7 billion at June 30, 2005 and December 31, 2004, respectively. The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Six Months Ended June 30, 2005	For the Year Ended December 31, 2004

Balance at beginning of period	$138,857	$152,613

Cash purchases	16,888	46,837
Nonrecourse borrowings purchases	12,403	42,832
Collections	(85,491)	(167,128)
Proceeds from portfolio sales	(2,245)	(17,902)
Revenue recognized	55,319	98,269
Allowance and impairment	(642)	(948)
Dissolution of securitization	—	(13,673)
Fair value purchase accounting adjustment	—	(2,324)
Sales proceeds applied to remaining cost basis of sold portfolios	(107)	—
Foreign currency translation adjustment	(258)	281

Balance at end of period	$134,724	$138,857

During the three months ended June 30, 2005, Portfolio Management sold a portfolio of accounts receivable for $5.4 million, with a cost basis of $107,000, and recorded a gain of $5.3 million as “other income” on the statement of income. The sold accounts receivable were identified during the quarter as having a very low probability of collection.

The following table presents the change in the allowance for impairment of purchased accounts receivable accounted for under SOP 03-3 (amounts in thousands):

For the Six Months Ended June 30, 2005

Balance at beginning of period	$—

Additions	694
Recoveries	(71)
Foreign currency translation adjustment	(1)

Balance at end of period	$622

During the three months ended June 30, 2005 and 2004, impairment charges of $19,000 and $61,000, respectively, were recorded from portfolios accounted for under PB6 where the carrying values exceeded the expected future undiscounted cash flows on or before December 31, 2004. During the six months ended June 30, 2005 and 2004, impairment charges of $20,000 and $449,000, respectively, were recorded.

Back to Contents

5.      Purchased Accounts Receivable (continued):

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following table presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2004	2005	2004

Balance at beginning of period	$163,073	$135,188	$160,083	$144,727
Additions	22,174	18,168	29,836	26,540
Accretion	(27,598)	(24,174)	(55,319)	(46,040)
Reclassifications from nonaccretable difference	12,943	15,888	35,992	19,843
Foreign currency translation adjustment	(38)	(10)	(38)	(10)

Balance at end of period	$170,554	$145,060	$170,554	$145,060

During the three months ended June 30, 2005 and 2004, the Company purchased accounts receivable with a cost of $20.6 million and $16.8 million, respectively, that had contractually required payments receivable of $3.8 billion and $376.1 million, respectively, at the date of acquisition and expected cash flows of $42.8 million and $35.0 million, respectively, at the date of acquisition. During the six months ended June 30, 2005 and 2004, the Company purchased accounts receivable with a cost of $29.2 million and $25.8 million, respectively, that had contractually required payments receivable of $3.9 billion and $585.7 million, respectively, at the date of acquisition and expected cash flows of $59.1 million and $52.4 million, respectively, at the date of acquisition.

6.	Funds Held on Behalf of Clients:

In the course of the Company’s regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $51.3 million and $54.3 million at June 30, 2005 and December 31, 2004, respectively, have been shown net of their offsetting liability for financial statement presentation.

7.	Intangible Assets:

Goodwill:

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company’s reporting units are ARM North America, CRM, Portfolio Management and ARM International, and had the following goodwill (amounts in thousands):

	June 30, 2005	December 31, 2004

ARM North America	$500,658	$499,980
CRM	87,275	88,027
Portfolio Management	15,941	15,941
ARM International	5,554	5,614

Total	$609,428	$609,562

The change in ARM North America’s goodwill balance from December 31, 2004 to June 30, 2005, was due principally to the acquisition of a Barbados company in January 2005 that was previously utilized as a subcontractor. The changes in CRM’s and ARM International’s goodwill were due principally to the exchange rate used for foreign currency translation.

Back to Contents

7.        Intangible Assets:

Other Intangible Assets:

Other intangible assets consist primarily of customer relationships. The following represents the other intangible assets (amounts in thousands):

	June 30, 2005		December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$34,793	$9,835	$28,761	$6,856
Other intangible assets	975	975	975	937

Total	$35,768	$10,810	$29,736	$7,793

The change in the customer relationship balance from December 31, 2004 to June 30, 2005, was due to the acquisition of CMS in May 2005.

The Company recorded amortization expense for all other intangible assets of $2.2 million and $2.4 million during the three months ended June 30, 2005 and 2004, respectively, and $4.3 million and $3.5 million during the six months ended June 30, 2005 and 2004, respectively. The following represents the Company’s estimated annual amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense

2005	$7,632
2006	6,959
2007	6,607
2008	5,206
2009	2,206

8.	Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2005	December 31, 2004

Convertible notes	$125,000	$125,000
Senior credit facility	25,000	62,500
Nonrecourse credit facility	40,589	39,786
Securitized nonrecourse debt	6,820	8,158
Other	12,204	15,579
Less current portion	(42,356)	(64,684)

	$167,257	$186,339

Convertible Debt:

At June 30, 2005, the Company had $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes due April 15, 2006 (“the Notes”). The Notes are convertible into NCO common stock at a conversion price of $32.92 per share. The Notes continue to be classified as a non-current liability because the Company has the ability and intends to repay the Notes utilizing its senior credit facility, which matures in 2010.

Back to Contents

8.        Long-Term Debt (continued):

Senior Credit Facility:

During the second quarter of 2005, the Company amended and restated its senior credit facility (“the Credit Facility”) with various participating lenders. The amended and restated Credit Facility is structured as a $300 million revolving credit facility with an option to allow the Company to increase its borrowing capacity to a maximum of $400 million, subject to obtaining commitments for such incremental capacity from existing or new lenders. The Credit Facility requires no minimum principal payments until June 18, 2010, the maturity date. At June 30, 2005, the balance outstanding on the Credit Facility was $25.0 million. The availability of the Credit Facility is reduced by any unused letters of credit ($4.6 million at June 30, 2005). As of June 30, 2005, the Company had $270.4 million of remaining availability under the Credit Facility.

All borrowings bear interest at a rate equal to either, at the option of the Company, the prime rate (6.25 percent at June 30, 2005) or LIBOR (3.34 percent at June 30, 2005) plus a margin of 0.75 percent to 1.50 percent, which is determined quarterly based upon the Company’s consolidated funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio. The Company is charged a fee on the unused portion of the Credit Facility of 0.20 percent to 0.30 percent depending on the Company’s consolidated funded debt to EBITDA ratio. The effective interest rate on the Credit Facility was approximately 4.80 percent and 3.60 percent for the three months ended June 30, 2005 and 2004, respectively, and 4.76 percent and 3.82 percent for the six months ended June 30, 2005 and 2004, respectively.

Borrowings under the Credit Facility are collateralized by substantially all the assets of the Company. The Credit Facility contains certain financial and other covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets and transactions with affiliates. If an event of default, such as failure to comply with covenants, or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding immediately due and payable and foreclose on the pledged assets. As of June 30, 2005, the Company was in compliance with all required financial covenants and the Company was not aware of any events of default.

Nonrecourse Credit Facility:

On June 30, 2005 Portfolio Management amended and restated its nonrecourse credit facility with a lender and extended its existing exclusivity agreement with such lender through June 30, 2009. The new agreement provides that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement similar to the original agreement, or under various equity sharing arrangements ranging from 25 percent to 50 percent equity provided by the lender. Non-equity borrowings will be at 70 percent of the purchase price, unless otherwise negotiated, with floating interest at a rate equal to LIBOR plus 2.50 percent. As additional return, the lender receives 28 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by Portfolio Management, including interest. These borrowings are nonrecourse to the Company and are due two years from the loan commencement. The Company may terminate the agreement at any time after June 2007 for a cost of $250,000 for each remaining month under the agreement, or if the RMA acquisition has not closed by June 30, 2006. If the amendment is terminated, the original agreement remains in effect and all borrowings are subject to those terms. As of June 30, 2005, there were no borrowings under the amended agreement. The previous financing arrangement as described below remains in effect for outstanding loans as of June 30, 2005.

Back to Contents

8.        Long-Term Debt (continued):

Nonrecourse Credit Facility (continued):

Portfolio Management had a four-year exclusivity agreement with a lender that originally expired in August 2006, but was amended as discussed above. The agreement stipulated that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $4.0 million must be first offered to the lender for financing at its discretion. The agreement had no minimum or maximum credit authorization. If the lender chose to participate in the financing of a portfolio of accounts receivable, the financing was at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate (6.25 percent at June 30, 2005) plus 3.25 percent. Each borrowing is due two years after the loan was made. Debt service payments equal collections less servicing fees and interest expense. As additional return, the lender receives 40 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by Portfolio Management, including interest. The effective interest rate on these loans, including the residual interest component, was approximately 22.0 percent and 33.6 percent for the three months ended June 30, 2005 and 2004, respectively, and 22.6 percent and 34.2 percent for the six months ended June 30, 2005 and 2004, respectively. Borrowings under this financing agreement are nonrecourse to the Company, except for the assets within the entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement, in addition to other remedies. Total debt outstanding under this facility was $40.6 million and $39.8 million as of June 30, 2005 and December 31, 2004, respectively, which included $5.3 million and $5.6 million of accrued residual interest, respectively. As of June 30, 2005, Portfolio Management was in compliance with all required covenants.

Upon full satisfaction of the notes payable and the return of the initial investment by Portfolio Management, including interest, as it relates to each purchase of accounts receivable, the Company is obligated to pay the lender a contingent payment amount equal to 40 percent of collections received, unless otherwise negotiated, net of servicing fees and other related charges. The contingent payment has been accounted for as an embedded derivative in accordance with SFAS 133. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At June 30, 2005 and December 31, 2004, the estimated fair value of the embedded derivative was $5.3 million and $5.6 million, respectively. The embedded derivative for each portfolio purchase is subject to market rate revaluation each period. Absent a readily available market for such embedded derivatives, the Company bases its revaluation on similar current period portfolio purchases’ underlying yields. During the six months ended June 30, 2005, $56,000 was recorded as “other income” on the statement of income to reflect the revaluation of the embedded derivatives.

As part of the exclusivity agreement described above, Portfolio Management has a joint venture agreement (“the Agreement”) with the lender of the nonrecourse credit facility, whereby Portfolio Management owns 65 percent of the joint venture and is the managing member, and the lender owns the remaining 35 percent interest. Each party will finance the joint venture based on predetermined percentages as negotiated for each portfolio purchase. The Agreement was established to purchase delinquent accounts receivable at the discretion of Portfolio Management, and the joint venture is consolidated into Portfolio Management’s results of operations with a minority interest representing the lender’s equity ownership. At June 30, 2005, the Company had $1.9 million of debt outstanding under the joint venture, which is included in the nonrecourse credit facility debt outstanding disclosed above.

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

Back to Contents

8.        Long-Term Debt (continued):

Securitized Nonrecourse Debt (continued):

The securitized note was established in September 1998 through a finance subsidiary. This note carried a floating interest rate of LIBOR plus 0.65 percent. The note came due on March 10, 2005, and the liability was not satisfied from collections. The liquidity reserve of $900,000, included in restricted cash as of December 31, 2004, was used to pay down the note on the due date. Upon maturity of the note on March 10, 2005, the third party note insurer was obligated to satisfy the remaining unpaid balance of $7.0 million. At such time, the note insurer became the beneficiary of the note and obtained the rights to sell the underlying receivables. As of June 30, 2005 and December 31, 2004, the amount outstanding on the facility was $6.8 million and $8.2 million, respectively. Interest on the note continues to be paid to the insurer at the prime rate (6.25 percent at June 30, 2005) plus 1.0 percent. While the ultimate disposition of the receivables is uncertain, the note is nonrecourse to the Company, and it is expected that any potential sale of the receivables will not have a material impact on the Company.

9.	Earnings Per Share:

Basic earnings per share (“EPS”) was computed by dividing the net income for the three and six months ended June 30, 2005 and 2004, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income for the three and six months ended June 30, 2005 and 2004, by the weighted average number of common shares outstanding plus all common share equivalents. Net income is adjusted to add-back interest expense on the convertible debt, net of taxes, if the convertible debt is dilutive. The interest expense on the convertible debt, net of taxes, included in the diluted EPS calculation was $914,000 and $913,000 for the three months ended June 30, 2005 and 2004, respectively, and $1.8 million for the six months ended June 30, 2005 and 2004. Outstanding options, warrants, and convertible securities have been utilized in calculating diluted amounts only when their effect would be dilutive.

The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2004	2005	2004

Basic	32,101	31,502	32,090	28,814
Dilutive effect of:
Convertible debt	3,797	3,797	3,797	3,797
Options and restricted stock units	100	314	147	313
Warrants	101	110	102	55

Diluted	36,099	35,723	36,136	32,979

10.	Derivative Financial Instruments:

The Company entered into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These transactions are designated as cash flow hedges. The Company had forward exchange contracts for the purchase of $38.5 million of Canadian dollars outstanding at June 30, 2005, which mature within 90 days. For the three and six months ended June 30, 2005, the Company realized net gains of $71,000 and $56,000, respectively, relating to the settlement of its cash flow hedges. The impact of the settlement of the Company’s cash flow hedges was recorded in “payroll and related expenses” in the statement of income. At June 30, 2005, the fair market value of all outstanding cash flow hedges was $368,000, which is included in “other assets.” All of the accumulated income and loss in other comprehensive income related to cash flow hedges at June 30, 2005, is expected to be reclassified into earnings within the next 12 months.

Back to Contents

10.      Derivative Financial Instruments (continued):

The Company’s nonrecourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives. The contingent payment is equal to 40 percent of collections received after principal and interest, unless otherwise negotiated, net of servicing fees and other related charges. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At June 30, 2005 and December 31, 2004, the estimated fair value of the embedded derivative was $5.3 million and $5.6 million, respectively. The embedded derivative for each portfolio purchase is subject to market rate revaluation each period. Absent a readily available market for such embedded derivatives, the Company bases its revaluation on similar current period portfolio purchases’ underlying yields. During the six months ended June 30, 2005, $56,000 was recorded as “other income” on the statement of income to reflect the revaluation of the embedded derivatives.

11.	Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Six Months Ended June 30,

	2005	2004

Noncash investing and financing activities:
Fair value of assets acquired	$9,417	$213,517
Liabilities assumed from acquisitions	2,884	84,925
Common stock issued for acquisitions	—	128,699
Nonrecourse borrowings to purchase accounts receivable	12,403	5,388
Deferred portion of purchased accounts receivable	—	3,288
Contribution of note receivable for acquisition	5,154	—
Disposal of fixed assets	1,128	—
Deferred compensation from restricted stock	321	677

12.	Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a foreign labor subcontractor in India and other vendors that require minimum purchase commitments. These agreements expire between 2005 and 2008. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2005	$38,780
2006	40,350
2007	35,728
2008	6,580

$121,438

The Company incurred $12.0 million and $8.6 million of expense in connection with these purchase commitments for the three months ended June 30, 2005 and 2004, respectively, and $23.6 million and $15.8 million for the six months ended June 30, 2005 and 2004, respectively.

Back to Contents

12.      Commitments and Contingencies (continued):

Forward-Flow Agreements:

The Company has a fixed price agreement, or a forward-flow, with a large Canadian retailer that obligates the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The Company is obligated to purchase accounts receivable of approximately $160,000 per month through January 2006.

During the three months ended June 30, 2005, the Company entered into a separate forward-flow agreement with a large U.S. retailer that obligates the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The Company is obligated to purchase accounts receivable of approximately $60,000 per month through April 2006.

Long-Term Collection Contract:

The Company has a long-term collection contract with a large client to provide collection services that includes guaranteed collections, subject to limits. Any guarantees in excess of the limits will only be satisfied with future collections. The Company is entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections in excess of any remaining guarantees. The last and final settlement date occurred on May 31, 2005, although the final amount due to the client has not been finalized. The Company is required to pay the client the difference between actual collections and the guaranteed collections, subject to a limit of $13.5 million. As of June 30, 2005, the Company prepaid $9.2 million and the full maximum exposure of $4.3 million was recorded as an accrued expense.

Termination Fee:

The Company has a contract with a client to perform CRM services that includes a termination clause. This contract expires on October 31, 2007. In the event the client terminates the services agreement due to the Company’s material breach or a transaction in which a competitor of the client acquired control of the Company or in the event the Company terminates the services agreement for convenience after October 1, 2004, the Company is required to pay a minimum termination fee of $153,000 for each month remaining in the agreement (or $4.3 million at June 30, 2005). In most other instances (as defined in the services agreement) in which either party terminates the services agreement, the Company is required to pay a termination fee of $77,000 for each month remaining in the services agreement (or $2.2 million at June 30, 2005).

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

Back to Contents

12.      Commitments and Contingencies (continued):

Litigation and Investigations (continued):

Securities and Exchange Commission (continued):

The notification from the Staff informed the Company that the Company’s long-standing policy with respect to the timing of revenue recognized on certain cash receipts related to contingency revenues was inconsistent with their interpretation of SAB 104. The Company previously recognized contingency fee revenue attributable to payments postmarked prior to the end of the period and received in the mail from the consumers on the first business day after such period as applicable to the prior reporting period. This revenue recognition policy had been in effect since prior to NCO becoming a public company and was consistently applied over time. The Company corrected its policy in the fourth quarter of 2004 in order to recognize revenue when physically received. The impact of this correction was a $2.7 million reduction in revenue and a $947,000 reduction in net income, or $0.03 per diluted share, for the three months ended December 31, 2004. Such correction did not have a material impact on the comparability of operating results for the three and six months ended June 30, 2005 and 2004.

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

As of June 30, 2005, the Company’s business consisted of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM North America provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM North America serves clients of all sizes in local, regional, and national markets in the United States and Canada. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. ARM North America had total assets, net of any intercompany balances, of $723.7 million and $751.6 million at June 30, 2005 and December 31, 2004, respectively. ARM North America had capital expenditures of $10.7 million and $12.9 million for the six months ended June 30, 2005 and 2004, respectively. ARM North America also provides accounts receivable management services to Portfolio Management. ARM North America recorded revenue of $20.1 million and $16.6 million for these services for the three months ended June 30, 2005 and 2004, respectively, and $36.6 million and $31.6 million for the six months ended June 30, 2005 and 2004, respectively. Included ARM North America’s intercompany revenue for the three and six months ended June 30, 2005, was $1.9 million of commissions from the sale of a portfolio by Portfolio Management.

Back to Contents

13.      Segment Reporting (continued):

With the April 2004 acquisition of RMH, the CRM division was formed. The CRM division provides customer relationship management services to clients in the United States through offices in the United States, Canada, the Philippines, Panama and Barbados. CRM had total assets, net of any intercompany balances, of $188.4 million and $183.6 million at June 30, 2005 and December 31, 2004, respectively. CRM had capital expenditures of $4.7 million and $1.5 million for the six months ended June 30, 2005 and 2004, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. Portfolio Management had total assets, net of any intercompany balances, of $157.6 million and $163.4 million at June 30, 2005 and December 31, 2004, respectively.

ARM International provides accounts receivable management services across the United Kingdom. ARM International had total assets, net of any intercompany balances, of $14.4 million and $15.3 million at June 30, 2005 and December 31, 2004, respectively. ARM International had capital expenditures of $230,000 and $75,000 for the six months ended June 30, 2005 and 2004, respectively. ARM International also provides accounts receivable management services to Portfolio Management. ARM International recorded revenue of $79,000 and $97,000 for these services for the three months ended June 30, 2005 and 2004, respectively, and $152,000 and $213,000 for the six months ended June 30, 2005 and 2004, respectively.

The following tables represent the revenue, payroll and related expenses, selling, general, and administrative expenses, and EBITDA for each segment. EBITDA is used by the Company’s management to measure the segments’ operating performance and is not intended to report the segments’ operating results in conformity with accounting principles generally accepted in the United States.

	For the Three Months Ended June 30, 2005 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$192,496	$86,707	$81,220	$24,569
CRM	43,787	32,489	8,263	3,035
Portfolio Management	27,759	1,211	21,038	5,510
ARM International	3,308	2,117	957	234
Eliminations	(20,165)	—	(20,165)	—

Total	$247,185	$122,524	$91,313	$33,348

	For the Three Months Ended June 30, 2004 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$184,962	$87,849	$72,339	$24,774
CRM	59,445	42,476	10,147	6,822
Portfolio Management	24,132	485	17,012	6,635
ARM International	3,459	2,013	997	449
Eliminations	(16,743)	—	(16,743)	—

Total	$255,255	$132,823	$83,752	$38,680

Back to Contents

13.      Segment Reporting (continued):

	For the Six Months Ended June 30, 2005 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$390,953	$176,847	$164,453	$49,653
CRM	91,403	66,820	16,095	8,488
Portfolio Management	55,561	2,413	38,613	14,535
ARM International	6,370	4,175	1,942	253
Eliminations	(36,753)	—	(36,753)	—

Total	$507,534	$250,255	$184,350	$72,929

	For the Six Months Ended June 30, 2004 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$375,965	$176,150	$146,944	$52,871
CRM	59,445	42,476	10,147	6,822
Portfolio Management	45,734	1,132	33,103	11,499
ARM International	7,165	4,104	2,026	1,035
Eliminations	(31,823)	—	(31,823)	—

Total	$456,486	$223,862	$160,397	$72,227

14.	Investment in Unconsolidated Subsidiary:

Portfolio Management has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC (“the Joint Venture”) with IMNV Holdings, LLC (“IMNV”). The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. Included in “other assets” on the Balance Sheets were Portfolio Management’s investment in the Joint Venture of $3.0 million and $3.9 million as of June 30, 2005 and December 31, 2004, respectively. Portfolio Management does not have an obligation to invest further in the Joint Venture. Included in the Statements of Income, as “interest and investment income,” was $141,000 and $442,000 for the three months ended June 30, 2005 and 2004, respectively, representing Portfolio Management’s 50 percent share of operating income from this unconsolidated subsidiary. Income of $241,000 and $1.0 million was recorded from this unconsolidated subsidiary for the six months ended June 30, 2005 and 2004, respectively. Portfolio Management received distributions of $1.1 million and $1.4 million during the six months ended June 30, 2005 and 2004, respectively. Portfolio Management’s 50 percent share of the Joint Venture’s retained earnings was $12,000 and $863,000 as of June 30, 2005 and December 31, 2004, respectively. The Company performs collection services for the Joint Venture and recorded service fee revenue of $1.8 million for the three months ended June 30, 2005 and 2004, and $3.7 million for the six months ended June 30, 2005 and 2004. The Company had receivables of $172,000 and $134,000 on its balance sheets as of June 30, 2005 and December 31, 2004, respectively, for these service fees. The Company also performs collection services for an affiliate of IMNV and recorded service fee revenue of $3.8 million and $2.6 million for the three months ended June 30, 2005 and 2004, respectively, and $7.7 million and $5.5 million for the six months ended June 30, 2005 and 2004, respectively.

Back to Contents

14.      Investment in Unconsolidated Subsidiary:

The following tables summarize the financial information of the Joint Venture (amounts in thousands):

	June 30, 2005	December 31, 2004

Total assets	$8,063	$10,802
Total liabilities	2,695	3,712

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2004	2005	2004

Revenue	$2,914	$4,069	$6,023	$7,987
Net income	338	962	591	2,150

Back to Contents

Item 2.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

     Forward-Looking Statements

     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company’s expected future results of operations, the Company’s growth strategy, fluctuations in quarterly operating results, the integration of acquisitions, the long-term collection contract, the final outcome of the Company’s litigation with its former landlord, the effects of terrorist attacks, war and the economy on the Company’s business, expected increases in operating efficiencies, anticipated trends in the business process outsourcing industry, referred to as BPO, estimates of future cash flows and allowances for impairments of purchased accounts receivable, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of legal proceedings, regulatory investigations and tax examinations, the effects of changes in accounting pronouncements, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with growth and future acquisitions, including the pending acquisition of the assets of Risk Management Alternatives Parent Corp., referred to as RMA, and all of RMA’s subsidiaries, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks related to the timing of contracts, risks related to purchased accounts receivable, risks related to possible impairments of goodwill and other intangible assets, risks associated with technology, risks related to the Enterprise Resource Planning system, referred to as ERP, implementation, risks related to the environmental liability related to the Medaphis acquisition, risks related to the final outcome of the Company’s litigation with its former landlord, risks related to the Company’s litigation, regulatory investigations and tax examinations, risks related to past or possible future terrorist attacks, risks related to the threat or outbreak of war or hostilities, risks related to the domestic and international economies, the risk that the Company will not be able to improve margins, risks related to the Company’s international operations, risks related to the availability of qualified employees, particularly in new or more cost-effective locations, risks related to currency fluctuations, risks related to reliance on independent telecommunications service providers, risks related to changes in government regulations affecting the teleservices and telecommunications industries, risks related to competition from other outside providers of BPO services and the in-house operations of existing and potential clients, risks related to the final outcome of the SEC matter, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

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

Back to Contents

     Overview

     We are a holding company and conduct substantially all of our business operations through our subsidiaries. We are a global provider of BPO services, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM, serving a wide range of clients in North America and abroad through our global network of approximately 90 offices. We also purchase and manage past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer-oriented companies.

     On May 25, 2005, we acquired Creative Marketing Strategies, referred to as CMS, a provider of CRM services, for $5.9 million. The purchase price included the contribution of a note receivable for $5.2 million that we received in 2000 in consideration for assets sold to a management-led group as part of a divestiture.

     On July 7, 2005, we entered into a definitive agreement to acquire substantially all of the assets of RMA, including their purchased portfolio assets, for $118.8 million in cash, subject to certain closing adjustments, and the assumption of certain liabilities. In conjunction with the agreement, on July 7, 2005, RMA and all of its domestic subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Ohio Eastern Division. The parties plan to consummate the transaction under Sections 363 and 365 of the bankruptcy code. The completion of the acquisition is subject to certain conditions including approval by the Bankruptcy Court, higher and better offers, customary closing conditions, and any required governmental approvals. The transaction is expected to close in the second half of 2005.

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

     Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004

     Revenue. Revenue decreased $8.1 million, or 3.2 percent, to $247.2 million for the three months ended June 30, 2005, from $255.3 million for the three months ended June 30, 2004.

     Our operations are organized into four market specific divisions that include: ARM North America, CRM, Portfolio Management, and ARM International. For the three months ended June 30, 2005, these divisions accounted for $192.5 million, $43.8 million, $27.8 million, and $3.3 million of revenue, respectively. Included in ARM North America’s revenue was $20.1 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in ARM International’s revenue was $79,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation. For the three months ended June 30, 2004, the ARM North America, CRM, Portfolio Management and ARM International divisions accounted for $185.0 million, $59.4 million, $24.1 million and $3.5 million of revenue, respectively. Included in ARM North America’s revenue was $16.6 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in ARM International’s revenue was $97,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation.

     ARM North America’s revenue increased $7.5 million, or 4.1 percent, to $192.5 million for the three months ended June 30, 2005, from $185.0 million for the three months ended June 30, 2004. The increase in ARM North America’s revenue was primarily attributable to continued growth in business from existing clients and the addition of new clients, as well as an increase in fees from collection services performed for Portfolio Management. Included in the intercompany service fees for the three months ended June 30, 2005, was $1.9 million of commissions from the sale of a portfolio by Portfolio Management. ARM North America’s revenue for the three months ended June 30, 2005 and 2004 included revenue recorded from a long-term collection contract. The method of recognizing revenue for this long-term collection contract defers certain revenues into future periods until collections exceed collection guarantees, subject to limits. During the three months ended June 30, 2005, ARM North America earned $1.2 million of revenue from bonuses and recovery of penalties under this long-term collection contract, compared to $956,000 for the three months ended June 30, 2004.

Back to Contents

     The CRM division was formed in the second quarter of 2004 with the acquisition of RMH Teleservices, Inc., referred to as RMH, on April 2, 2004. Revenue for the CRM division decreased $15.6 million, or 26.3 percent, to $43.8 million for the three months ended June 30, 2005, from $59.4 million for the three months ended June 30, 2004. The decrease in CRM’s revenue was primarily due to the previously disclosed loss of business from two telecommunications clients resulting from changes in the telecommunications laws in 2004. We have begun to implement newly committed client contracts, however the revenue from such opportunities has not had a meaningful impact on CRM’s results for the three months ended June 30, 2005.

     Portfolio Management’s revenue increased $3.7 million, or 15.0 percent, to $27.8 million for the three months ended June 30, 2005, from $24.1 million for the three months ended June 30, 2004. Portfolio Management’s collections (excluding portfolio sales) decreased $807,000, or 1.9 percent, to $41.6 million for the three months ended June 30, 2005, from $42.4 million for the three months ended June 30, 2004. Portfolio Management’s revenue represented 67 percent of collections (excluding portfolio sales) for the three months ended June 30, 2005, as compared to 57 percent of collections (excluding portfolio sales) for the three months ended June 30, 2004. Revenue increased as a percentage of collections primarily due to higher collections on fully cost recovered portfolios. Since these portfolios are fully cost recovered, 100 percent of the collections are applied to revenue. Also contributing to the increase was better than expected collections on some of the older portfolios.

     ARM International’s revenue decreased $151,000, or 4.4 percent, to $3.3 million for the three months ended June 30, 2005, from $3.5 million for the three months ended June 30, 2004. The decrease in ARM International’s revenue was primarily attributable to several delays by clients in the placement of accounts receivable.

     Payroll and related expenses. Payroll and related expenses decreased $10.3 million to $122.5 million for the three months ended June 30, 2005, from $132.8 million for the three months ended June 30, 2004, and decreased as a percentage of revenue to 49.6 percent from 52.0 percent.

     ARM North America’s payroll and related expenses decreased $1.1 million to $86.7 million for the three months ended June 30, 2005, from $87.8 million for the three months ended June 30, 2004, and decreased as a percentage of revenue to 45.0 percent from 47.5 percent. Payroll and related expenses as a percentage of revenue decreased primarily due to continued diligence in monitoring staffing levels while maintaining productivity through the use of advanced technologies and traditional workforce management, as well as the use of offshore labor, agencies and attorneys.

     CRM’s payroll and related expenses decreased $10.0 million to $32.5 million for the three months ended June 30, 2005, from $42.5 million for the three months ended June 30, 2004, but increased as a percentage of revenue to 74.2 percent from 71.5 percent. The increase in payroll and related expenses as a percentage of revenue was primarily attributable to not achieving the expected leverage of our fixed payroll costs over the lower revenue base this quarter. Payroll and related expenses were reduced $1.1 million during the quarter for training costs that had been accrued, but due to the loss of the telecommunications business were no longer a liability of NCO.

     Portfolio Management’s payroll and related expenses increased $726,000 to $1.2 million for the three months ended June 30, 2005, from $485,000 for the three months ended June 30, 2004, and increased as a percentage of revenue to 4.4 percent from 2.0 percent. Portfolio Management outsources all of the collection services to ARM North America and, therefore, has a relatively small fixed payroll cost structure. The increase in payroll and related expenses as a percentage of revenue was principally due to the allocation of payroll and related expenses of corporate shared services.

     ARM International’s payroll and related expenses increased $104,000 to $2.1 million for the three months ended June 30, 2005, from $2.0 million for the three months ended June 30, 2004, and increased as a percentage of revenue to 64.0 percent from 58.2 percent. The increase as a percentage of revenue was attributable to the absorption of the fixed payroll costs over a smaller revenue base and the allocation of payroll and related expenses of corporate shared services.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.5 million to $91.3 million for the three months ended June 30, 2005, from $83.8 million for the three months ended June 30, 2004, and increased as a percentage of revenue to 36.9 percent from 32.8 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to an increase in the use of outside attorneys and other third party service providers including the use of our business partner in India.

Back to Contents

     Depreciation and amortization. Depreciation and amortization decreased to $10.9 million for the three months ended June 30, 2005, from $11.1 million for the three months ended June 30, 2004. The decrease was attributable to lower amortization of the customer relationships, acquired in connection with the RMH acquisition, in the second quarter of 2005, resulting from the lower final purchase accounting valuation of the customer relationships as compared to the second quarter of 2004. This was offset in part by amortization of the customer relationships acquired in the CMS acquisition in second quarter of 2005.

     Other income (expense). Interest and investment income for the three months ended June 30, 2005, included $141,000 from the 50 percent ownership interest in a joint venture that purchases utility, medical and other various small balance accounts receivable, as compared to $442,000 for the three months ended June 30, 2004. The decrease from the prior year primarily reflects the joint venture’s lower revenue due to lower purchases of accounts receivable during the second half of 2004 and 2005. Interest expense decreased to $4.9 million for the three months ended June 30, 2005, from $5.3 million for the three months ended June 30, 2004. The decrease was attributable to lower principal balances as a result of debt repayments made in excess of borrowings against the senior credit facility during 2004 and 2005, offset partially by higher interest rates, and Portfolio Management’s additional nonrecourse borrowings to purchase accounts receivable. Other income for the three months ended June 30, 2005, included a $5.3 million gain from the sale of purchased accounts receivable offset in part by a $595,000 write-down of an investment. Other income for the three months ended June 30, 2004, included a $621,000 gain related to a benefit from a deferred compensation plan assumed as part of the acquisition of FCA International Ltd. in May 1998.

     Income tax expense. Income tax expense for the three months ended June 30, 2005, decreased to $8.8 million, or 38.4 percent of income before income tax expense, from $9.1 million, or 38.6 percent of income before income tax expense, for the three months ended June 30, 2004.

     Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004

     Revenue. Revenue increased $51.0 million, or 11.2 percent, to $507.5 million for the six months ended June 30, 2005, from $456.5 million for the six months ended June 30, 2004.

     For the six months ended June 30, 2005, our ARM North America, CRM, Portfolio Management, and ARM International divisions accounted for $391.0 million, $91.4 million, $55.6 million, and $6.4 million of revenue, respectively. Included in ARM North America’s revenue was $36.6 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation and included in ARM International’s revenue was $152,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation. For the six months ended June 30, 2004, the ARM North America, CRM, Portfolio Management and ARM International divisions accounted for $376.0 million, $59.4 million, $45.7 million and $7.2 million of revenue, respectively. Included in ARM North America’s revenue was $31.6 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation and included in ARM International’s revenue was $213,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation.

     ARM North America’s revenue increased $15.0 million, or 4.0 percent, to $391.0 million for the six months ended June 30, 2005, from $376.0 million for the six months ended June 30, 2004. The increase in ARM North America’s revenue was partially attributable to continued growth in business from existing clients and the addition of new clients, as well as an increase in fees from collection services performed for Portfolio Management. Included in the intercompany service fees for the six months ended June 30, 2005, was $1.9 million of commissions from the sale of a portfolio by Portfolio Management. ARM North America’s revenue for the six months ended June 30, 2005 and 2004 included revenue recorded from the long-term collection contract. The method of recognizing revenue for this long-term collection contract defers certain revenues into future periods until collections exceed collection guarantees, subject to limits. During the six months ended June 30, 2005, ARM North America earned $3.4 million of revenue from bonuses and recovery of penalties, compared to $2.6 million for the six months ended June 30, 2004.

Back to Contents

     Revenue for the CRM division increased $32.0 million to $91.4 million for the six months ended June 30, 2005, compared to $59.4 million for the same period a year ago. The CRM division was formed in the second quarter of 2004 with the acquisition of RMH Teleservices, Inc., referred to as RMH, on April 2, 2004 and, accordingly, is only included in the results since that date. Partially offsetting the increase in CRM’s revenue was the previously disclosed loss of business from two telecommunications clients resulting from changes in the telecommunications laws in 2004. We have begun to implement newly committed client contracts, however the revenue from such opportunities has not had a meaningful impact on CRM’s results for the six months ended June 30, 2005.

     Portfolio Management’s revenue increased $9.9 million, or 21.5 percent, to $55.6 million for the six months ended June 30, 2005, from $45.7 million for the six months ended June 30, 2004. Portfolio Management’s collections (excluding portfolio sales) decreased $1.5 million, or 1.8 percent, to $84.5 million for the six months ended June 30, 2005, from $86.0 million for the six months ended June 30, 2004. Portfolio Management’s revenue represented 66 percent of collections (excluding portfolio sales) for the six months ended June 30, 2005, as compared to 53 percent of collections (excluding portfolio sales) for the six months ended June 30, 2004. Revenue increased as a percentage of collections primarily due to higher collections on fully cost recovered portfolios. Since these portfolios are fully cost recovered, 100 percent of the collections are applied to revenue. Also contributing to the increase was better than expected collections on some of the older portfolios.

     ARM International’s revenue decreased $795,000, or 11.1 percent, to $6.4 million for the six months ended June 30, 2005, from $7.2 million for the six months ended June 30, 2004. The decrease in ARM International’s revenue was primarily attributable to several delays by clients in the placement of accounts receivable.

     Payroll and related expenses. Payroll and related expenses increased $26.4 million to $250.3 million for the six months ended June 30, 2005, from $223.9 million for the six months ended June 30, 2004, and increased slightly as a percentage of revenue to 49.3 percent from 49.0 percent.

     ARM North America’s payroll and related expenses increased $697,000 to $176.8 million for the six months ended June 30, 2005, from $176.1 million for the six months ended June 30, 2004, but decreased slightly as a percentage of revenue to 45.2 percent from 46.9 percent. The decrease in the payroll and related expenses as a percentage of revenue was primarily due to continued diligence in monitoring staffing levels while maintaining productivity through the use of advanced technologies and traditional workforce management, as well as the use of offshore labor, agencies and attorneys.

     CRM’s payroll and related expenses increased $24.3 million to $66.8 million for the six months ended June 30, 2005, from $42.5 million for the six months ended June 30, 2004, and increased as a percentage of revenue to 73.1 percent from 71.5 percent. The CRM division was formed in the second quarter of 2004 with the acquisition of RMH on April 2, 2004, and, accordingly, is only included in the results since that date. The increase in payroll and related expenses as a percentage of revenue was also attributable to not achieving the expected leverage of our fixed payroll costs over the lower revenue base this year. Payroll and related expenses were reduced $1.1 million during the six months ended June 30, 2005, for training costs that had been accrued, but due to the loss of the telecommunications business were no longer a liability of NCO.

     Portfolio Management’s payroll and related expenses increased $1.3 million to $2.4 million for the six months ended June 30, 2005, from $1.1 million for the six months ended June 30, 2004, and increased as a percentage of revenue to 4.3 percent from 2.5 percent. Portfolio Management outsources all of the collection services to ARM North America and, therefore, has a relatively small fixed payroll cost structure. The increase in payroll and related expenses as a percentage of revenue was principally due to the allocation of payroll and related expenses of corporate shared services.

     ARM International’s payroll and related expenses increased $71,000 to $4.2 million for the six months ended June 30, 2005, from $4.1 million for the six months ended June 30, 2004, and increased as a percentage of revenue to 65.5 percent from 57.3 percent. The increase as a percentage of revenue was attributable to the absorption of the fixed payroll costs over a smaller revenue base.

Back to Contents

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $24.0 million to $184.4 million for the six months ended June 30, 2005, from $160.4 million for the six months ended June 30, 2004, and increased as a percentage of revenue to 36.3 percent from 35.1 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to an increase in the use of outside attorneys and other third party service providers including the use of our business partner in India. Also contributing to the increase was the CRM division, which was formed in the second quarter of 2004 with the acquisition of RMH on April 2, 2004, and, accordingly, is only included in the results since that date.

     Depreciation and amortization. Depreciation and amortization increased to $21.7 million for the six months ended June 30, 2005, from $18.9 million for the six months ended June 30, 2004. The increase was attributable to the amortization of the customer relationships and depreciation of property and equipment acquired in the RMH acquisition on April 2, 2004, which is only included in the 2004 results since that date.

     Other income (expense). Interest and investment income included investment income of $241,000 for the six months ended June 30, 2005, as compared to $1.0 million for the six months ended June 30, 2004, from the 50 percent ownership interest in a joint venture that purchases utility, medical and other various small balance accounts receivable. The decrease from the prior year primarily reflects the joint venture’s lower revenue due to lower purchases of accounts receivable during the second half of 2004 and 2005. Interest expense decreased to $10.0 million for the six months ended June 30, 2005, from $10.5 million for the six months ended June 30, 2004. The decrease was attributable to lower principal balances as a result of debt repayments made in excess of borrowings against the credit facility during 2005 and 2004, offset partially by higher interest rates and Portfolio Management’s additional nonrecourse borrowings to purchase accounts receivable. Other income for the six months ended June 30, 2005, primarily included a $5.3 million gain from the sale of purchased accounts receivable offset in part by a $595,000 write-down of an investment. Other income for the six months ended June 30, 2004, included a $621,000 gain related to a benefit from a deferred compensation plan assumed as part of the acquisition of FCA International Ltd. in May 1998.

     Income tax expense. Income tax expense for the six months ended June 30, 2005, was relatively unchanged at $18.0 million, but decreased as a percentage of income before income tax expense to 38.0 percent from 39.9 percent for the six months ended June 30, 2004. The decrease in the effective tax rate was primarily attributable to a settlement reached with the Federal Trade Commission, referred to as the FTC, related to their claim against us for alleged violations of the Fair Credit Reporting Act relating to certain aspects of our credit reporting practices during 1999 and 2000. In the first six months of 2004, we recorded a liability and an expected client reimbursement for the settlement. The settlement with the FTC was not tax deductible, however due to uncertainties surrounding the exact nature of the settlement agreement, we were unable to determine that the reimbursement would not be taxable, which resulted in a higher tax rate in the first six months of 2004. In the fourth quarter of 2004, we determined that the reimbursement received from the client was not taxable, which resulted in a lower tax rate.

     Liquidity and Capital Resources

     Historically, our primary sources of cash have been bank borrowings, equity and debt offerings, and cash flows from operations. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

     We believe that funds generated from operations, together with existing cash and available borrowings under our senior credit agreement, will be sufficient to finance our current operations, planned capital expenditure requirements, and internal growth at least through the next twelve months. However, we could require additional debt or equity financing if we were to make any significant acquisitions for cash during that period.

     During the second quarter of 2005, we refinanced our senior credit facility, referred to as the Credit Facility, to increase our borrowing capacity. The refinancing of this facility provides the availability to pay our convertible notes when they become due in April 2006. During the second quarter of 2005, we also entered into a new nonrecourse credit facility with a lender, and extended our existing exclusivity agreement with the lender through June 30, 2009, for larger purchases of accounts receivable portfolios.

     If the RMA transaction is completed, we intend to utilize the new nonrecourse credit facility to acquire the purchased portfolio assets of RMA and the Credit Facility to acquire the remaining net assets of RMA.

Back to Contents

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

     Cash Flows from Operating Activities. Cash provided by operating activities was $57.8 million for the six months ended June 30, 2005, compared to $55.3 million for the six months ended June 30, 2004. The increase in cash provided by operations was primarily attributable to a $12.2 million decrease in other assets during the six months ended June 30, 2005, compared to a $750,000 decrease for the same period a year ago, primarily resulting from a refund of prepaid taxes. Also contributing to the increase was an $8.0 million increase in accounts payable and accrued expenses compared to an increase of $1.3 million in the prior year, and an increase in net income and noncash expenses. These increases were partially offset by a $17.6 million increase in trade accounts receivable compared to a $9.3 million increase, and a reduction of $900,000 of restricted cash during the six months ended June 30, 2005 compared to a reduction of $4.5 million during the six months ended June 30, 2004, due to the repayment of a portion of the securitized nonrecourse debt. During the six months ended June 30, 2005, $10.3 million was transferred out of the bonus receivable, compared to a $5.4 million decrease in the prior year, related to the settlement of the long-term collection contract. This was offset in part by an $18.8 million decrease in deferred revenue compared to an $8.5 million decrease in the prior year.

     Cash Flows from Investing Activities. Cash used in investing activities was $3.8 million for the six months ended June 30, 2005, compared to cash provided by investing activities of $3.0 million for the six months ended June 30, 2004. Cash flows from investing activities do not include Portfolio Management’s purchases of large accounts receivable portfolios financed through a nonrecourse debt agreement with a lender. This is a noncash transaction since the lender sends payment directly to the seller of the accounts (see note 11 to our Notes to Consolidated Financial Statements). The increase in cash used in investing activities was primarily attributable to lower collections applied to the remaining principal balance of purchased accounts receivable and higher purchases of property and equipment during the six months ended June 30, 2005. These items were partially offset by $5.4 million of proceeds from the sale of purchased accounts receivable, lower RMH related acquisition costs, and lower purchases of accounts receivable, during the six months ended June 30, 2005.

     Cash Flows from Financing Activities. Cash used in financing activities was $59.1 million for the six months ended June 30, 2005, compared to $45.0 million for the six months ended June 30, 2004. Cash flows from financing activities do not include Portfolio Management’s borrowings under nonrecourse debt, used to purchase large accounts receivable portfolios financed through an agreement we have with a lender. This is a noncash transaction since the lender sends payment directly to the seller of the accounts (see note 11 to our Notes to Consolidated Financial Statements). The increase in cash used in financing activities was due to higher repayments of borrowings under the revolving credit agreement during the six months ended June 30, 2005, and the issuance of common stock in connection with stock option activity for the six months ended June 30, 2004. These increases were offset in part by the repayment of a note payable assumed in connection with the RMH acquisition in the prior year period.

     Senior Credit Facility. During the second quarter of 2005, we amended and restated our Credit Facility with various participating lenders. The amended and restated Credit Facility is structured as a $300 million revolving credit facility with an option to increase our borrowing capacity to a maximum of $400 million, subject to obtaining commitments for such incremental capacity from existing or new lenders. The Credit Facility requires no minimum principal payments until June 18, 2010, the maturity date. At June 30, 2005, the balance outstanding on the Credit Facility was $25.0 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($4.6 million at June 30, 2005). As of June 30, 2005, we had $270.4 million of remaining availability under the revolving credit facility.

     The Credit Facility contains certain financial and other covenants, such as maintaining net worth and funded debt to earnings before interest, taxes, depreciation, and amortization, referred to as EBITDA, requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, and transactions with affiliates. If an event of default, such as failure to comply with covenants or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable. As of June 30, 2005, we were in compliance with all required financial covenants and we were not aware of any events of default.

Back to Contents

     Convertible Notes. At June 30, 2005, we had $125.0 million aggregate principal amount of 4.75 percent convertible subordinated notes due April 15, 2006, referred to as the Notes. The Notes are convertible into our common stock at a conversion price of $32.92 per share. The Notes continue to be classified as a non-current liability because we have the ability and intend to repay the Notes utilizing our Credit Facility.

     Nonrecourse Credit Facility. On June 30, 2005 Portfolio Management amended and restated its credit facility with a lender and extended its existing exclusivity agreement with such lender through June 30, 2009. The new agreement provides that all purchases of accounts receivable by Portfolio Management with a purchase prices in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement similar to the original agreement, or under various equity sharing arrangements ranging from 25 percent to 50 percent equity provided by the lender. Non-equity borrowings will be at 70 percent of the purchase price, unless otherwise negotiated, with floating interest at a rate equal to LIBOR plus 2.50 percent. As additional return, the lender receives 28 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by Portfolio Management, including interest. These borrowings are nonrecourse to us and are due two years from the loan commencement. We may terminate the agreement at any time after June 2007 for a cost of $250,000 for each remaining month under the agreement, or if the RMA acquisition has not closed by June 30, 2006. If the amendment is terminated, the original agreement remains in effect and all borrowings are subject to those terms. As of June 30, 2005, there were no borrowings under the amended agreement. The previous financing arrangement as described below remains in effect for outstanding loans.

     Portfolio Management had a four-year financing agreement with a lender that originally expired in August 2006, but was amended as discussed above to provide financing for larger purchases of accounts receivable at 90 percent of the purchase price, unless otherwise negotiated. The lender, at its sole discretion, had the right to finance any purchase of $4.0 million or more. This agreement gave Portfolio Management the financing to purchase larger portfolios that it may not otherwise have not been able to purchase, and had no minimum or maximum credit authorization. Borrowings carry interest at the prime rate plus 3.25 percent (prime rate was 6.25 percent at June 30, 2005) and are nonrecourse to us, except for the assets financed through the lender. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and Portfolio Management’s original investment is returned, including interest. Thereafter, the lender is paid a residual of 40 percent of collections, less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement, in addition to other remedies. Total debt outstanding under this facility as of June 30, 2005, was $40.6 million, including $5.3 million of accrued residual interest. As of June 30, 2005, Portfolio Management was in compliance with all of the financial covenants.

     As part of the exclusivity agreement described above, Portfolio Management has a joint venture agreement with the lender to purchase larger portfolios through a newly created joint venture, whereby Portfolio Management owns 65 percent and the lender owns 35 percent of the joint venture. Each party will finance the joint venture based on predetermined percentages as negotiated for each portfolio purchase. Cash flows from the joint venture are based on the mix of partner loans and equity contributions to the joint venture. The equity share of the new agreement replaces the residual cash flows under the former agreement. The joint venture has been consolidated into our results and a minority interest has been recorded for the lender’s equity ownership. At June 30, 2005, we had $1.9 million of debt outstanding under the joint venture, which is included in the nonrecourse credit facility debt outstanding disclosed above.

     Contractual Obligations. We have a fixed price agreement, or a forward-flow, with a large Canadian retailer that obligates us to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. As of June 30, 2005, we were obligated to purchase accounts receivable of approximately $160,000 per month through January 2006.

     During the second quarter of 2005, we entered into a separate forward-flow agreement with a large U.S. retailer that obligates us to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. We are obligated to purchase accounts receivable of approximately $60,000 per month through April 2006.

Back to Contents

     Investment in Unconsolidated Subsidiary

     Portfolio Management has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC, referred to as the Joint Venture, with IMNV Holdings, LLC, referred to as IMNV. The Joint Venture was established in 2001 to purchase utility, medical and other various small balance accounts receivable and is accounted for using the equity method of accounting. Included in “other assets” on the balance sheets was Portfolio Management’s investment in the Joint Venture of $3.0 million and $3.9 million as of June 30, 2005 and December 31, 2004, respectively. Portfolio Management does not have an obligation to invest further in the Joint Venture. Included in the statements of income, in “interest and investment income,” was, $141,000 and $442,000 for the three months ended June 30, 2005 and 2004, respectively, representing Portfolio Management’s 50 percent share of operating income from this unconsolidated subsidiary. Income of $241,000 and $1.0 million was recorded from this unconsolidated subsidiary during the six months ended June 30, 2005 and 2004, respectively.

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

     Interest Rate Risk. At June 30, 2005, we had $72.4 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year.

     Critical Accounting Policies

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations: goodwill, customer relationships, revenue recognition for purchased accounts receivable, allowance for doubtful accounts, notes receivable and income taxes. These and other critical accounting policies are described in note 2 to these financial statements, and in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and note 2 to our 2004 financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004. During the six months ended June 30, 2005, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies, except for the change in revenue recognition for purchased accounts receivable due to our adoption of Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” referred to as SOP 03-3 on January 1, 2005.

Back to Contents

     Recently Issued Accounting Pronouncements

     FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS 123R, which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” referred to as APB 25. SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values, as currently permitted but not required under SFAS 123. The standard will apply to newly granted awards and previously granted awards that are not fully vested on the date of adoption. Companies must adopt SFAS 123R no later than the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, we will adopt the standard on January 1, 2006.

     Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used when the standard is adopted. Transition methods allowed under the standard are modified retrospective adoption, in which prior periods may be restated either as of the beginning of the year of adoption or for all periods presented, or modified prospective adoption, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R. We are currently evaluating the requirements of SFAS 123R and have not yet determined the method of adoption.

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

     SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Effective January 1, 2005, the Company adopted AICPA Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual versus expected cash flows over an investor’s initial investment in certain loans when such differences are attributable, at least in part, to credit quality. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 15, 2004, and amends PB6 for loans acquired in fiscal years before the effective date.

     Under SOP 03-3, if the collection estimates established when acquiring a portfolio are subsequently lowered, an allowance for impairment and a corresponding expense is established in the current period for the amount required to maintain the original internal rate of return, or “IRR,” expectations. Prior guidance required lowering the IRR for the remaining life of the portfolio. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent valuation allowance testing.

     We adopted SOP 03-3 on January 1, 2005, however previously issued annual financial statements were not restated and there was no prior period effect of these new provisions. Portfolios acquired prior to December 31, 2004 will continue to be governed by PB6, as amended by SOP 03-3. In accordance with SOP 03-3, the IRR will be set at December 31, 2004 and will be used for valuation allowance testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur allowances for impairment in the future, and these allowances could be material.

Back to Contents

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

     Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4.

Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     Our management, with participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2005.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

     Changes in Internal Control over Financial Reporting

     During the quarter ended June 30, 2005, there has not occurred any change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Limitations on Effectiveness of Controls

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

For information regarding the Company’s Legal Proceedings, see the Company’s Form 10-K for the year ended December 31, 2004, and the Company’s Form 10-Q for the quarter ended March 31, 2005. There have been no developments in these legal proceedings during the quarter ended June 30, 2005.

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

The Annual Meeting of Shareholders of the Company was held on May 16, 2005. At the Annual Meeting, the shareholders elected Ronald J. Naples and Eric S. Siegel as directors to serve for a term of three years as described below:

	Number of Votes

Name	For	Withhold Authority

Ronald J. Naples	28,711,344	1,010,780
Eric S. Siegel	25,781,100	3,941,024

In addition, the terms of the following directors continued after the Annual Meeting: Michael J. Barrist, William C. Dunkelberg, Ph. D., Leo J. Pound, and Allen F. Wise.

At the Annual Meeting, the shareholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2005 as follows:

For	Against	Abstain	Broker Non-Vote

28,279,984	1,386,292	55,848	2,359,857

Item 5.	Other Information

None – not applicable

Item 6.	Exhibits

	10.1	Seventh Amended and Restated Credit Agreement dated as of June 21, 2005 by and among NCO Group, Inc., as Borrower, Citizens Bank of Pennsylvania, as Administrative Agent and Issuer, and the Financial Institutions identified therein as Lenders and such other Co-Arrangers, Co-Documentation Agents, Co-Agents, and other Agents as may be appointed from time to time (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005).

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

	32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2005	By:	Michael J. Barrist

Michael J. Barrist
Chairman of the Board, President
and Chief Executive Officer
(principal executive officer)

Date:	August 9, 2005	By:	Steven L. Winokur

Steven L. Winokur
Executive Vice President, Chief
Financial Officer, and Chief Operating
Officer – Shared Services
(principal financial officer)

Date:	August 9, 2005	By:	John R. Schwab

John R. Schwab
Senior Vice President, Finance
and Chief Accounting Officer
(principal accounting officer)

Back to Contents

Exhibit Index

Exhibit No.	Description

10.1	Seventh Amended and Restated Credit Agreement dated as of June 21, 2005 by and among NCO Group, Inc., as Borrower, Citizens Bank of Pennsylvania, as Administrative Agent and Issuer, and the Financial Institutions identified therein as Lenders and such other Co-Arrangers, Co-Documentation Agents, Co-Agents, and other Agents as may be appointed from time to time (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.