Form 10-Q
period 2005-09-30
NCO GROUP INC
filed 2005-11-09
CIK 1022608

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2005

                                            or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________to__________


                         Commission File Number 0-21639


                                 NCO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                   23-2858652
--------------------------------------------------------------------------------
    (State or other jurisdiction of                (IRS Employer Identification
      incorporation or organization)                          Number)



     507 Prudential Road, Horsham, Pennsylvania                 19044
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes      X        No _____
                                                 ----------

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes      X        No ______
                                                      ----------

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes ______         No    X   .
                                                                    -------

         The number of shares outstanding of each of the issuer's classes of common stock as of November 8, 2005 was: 32,171,757 shares of common stock, no par value.

                                       NCO GROUP, INC.
                                            INDEX

                                                                                        PAGE
PART I - FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS (Unaudited)

              Consolidated Balance Sheets -
                  September 30, 2005 and December 31, 2004                                1

              Consolidated Statements of Income -
                  Three and nine months ended September 30, 2005 and 2004                 2

              Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2005 and 2004                           3

              Notes to Consolidated Financial Statements                                  4

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            25

     Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                                        36

     Item 4.  CONTROLS AND PROCEDURES                                                    36

PART II - OTHER INFORMATION                                                              36

     Item 1.  LEGAL PROCEEDINGS
     Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES
                AND USE OF PROCEEDS
     Item 3.  DEFAULTS UPON SENIOR SECURITIES
     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
     Item 5.  OTHER INFORMATION
     Item 6.  EXHIBITS

     SIGNATURES                                                                          39

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                   NCO GROUP, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                               (AMOUNTS IN THOUSANDS)
                                                                                     SEPTEMBER 30,
                                                                                         2005          DECEMBER 31,
                                         ASSETS                                       (UNAUDITED)         2004
                                                                                     -------------    -------------
Current assets:
    Cash and cash equivalents                                                        $      38,610    $      26,334
    Restricted cash                                                                              -              900
    Accounts receivable, trade, net of allowance for
        doubtful accounts of $7,949 and $7,878, respectively                               125,993          104,699
    Purchased accounts receivable, current portion, net of
        allowance for impairment of $905 at September 30, 2005                             119,742           50,388
    Deferred income taxes                                                                   14,467           18,911
    Bonus receivable, current portion                                                            -           10,325
    Prepaid expenses and other current assets                                               38,603           37,359
                                                                                     -------------    -------------
            Total current assets                                                           337,415          248,916

Funds held on behalf of clients

Property and equipment, net                                                                127,692          114,256

Other assets:
    Goodwill                                                                               666,015          609,562
    Other intangibles, net of accumulated amortization                                      44,213           21,943
    Purchased accounts receivable, net of current portion                                  128,170           88,469
    Other assets                                                                            24,846           30,743
                                                                                     -------------    -------------
            Total other assets                                                             863,244          750,717
                                                                                     -------------    -------------
Total assets                                                                         $   1,328,351    $   1,113,889
                                                                                     =============    =============


                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Long-term debt, current portion                                                       $ 57,084         $ 64,684
    Income taxes payable                                                                    11,314           11,946
    Accounts payable                                                                         6,975            5,022
    Accrued expenses                                                                        67,531           53,472
    Accrued compensation and related expenses                                               35,663           21,424
    Deferred revenue, current portion                                                        1,837           18,821
                                                                                     -------------    -------------
            Total current liabilities                                                      180,404          175,369

Funds held on behalf of clients

Long-term liabilities:
    Long-term debt, net of current portion                                                 315,995          186,339
    Deferred revenue, net of current portion                                                   407              955
    Deferred income taxes                                                                   45,269           36,174
    Other long-term liabilities                                                             17,396           19,451

Minority interest                                                                           32,878                -

Commitments and contingencies
Shareholders' equity:
    Preferred stock, no par value, 5,000 shares authorized,
        no shares issued and outstanding                                                         -                -
    Common stock,  no par value, 50,000 shares authorized,
        32,172 and 32,078 shares issued and outstanding, respectively                      474,960          473,410
    Other comprehensive income                                                              14,770           13,526
    Deferred compensation                                                                   (2,870)          (3,458)
    Retained earnings                                                                      249,142          212,123
                                                                                     -------------    -------------
            Total shareholders' equity                                                     736,002          695,601
                                                                                     -------------    -------------
Total liabilities and shareholders' equity                                           $   1,328,351    $   1,113,889
                                                                                     =============    =============




                             See accompanying notes.

                                                   NCO GROUP, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (UNAUDITED)
                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                   ------------------------------    ------------------------------
                                                        2005             2004             2005             2004
                                                   -------------    -------------    -------------    -------------
Revenue                                            $     246,324    $     246,046    $     753,858    $     702,532

Operating costs and expenses:
    Payroll and related expenses                         126,900          125,287          377,155          349,149
    Selling, general and administrative expenses          92,418           84,688          276,768          245,085
    Restructuring charge                                   2,442                -            2,442                -
    Depreciation and amortization expense                 11,318           10,480           32,996           29,405
                                                   -------------    -------------    -------------    -------------
        Total operating costs and expenses               233,078          220,455          689,361          623,639
                                                   -------------    -------------    -------------    -------------
Income from operations                                    13,246           25,591           64,497           78,893

Other income (expense):
    Interest and investment income                           884              767            2,344            2,362
    Interest expense                                      (5,535)          (5,339)         (15,577)         (15,883)
    Other income (expense)                                 3,362             (174)           8,118              447
                                                   -------------    -------------    -------------    -------------
        Total other income (expense)                      (1,289)          (4,746)          (5,115)         (13,074)
                                                   -------------    -------------    -------------    -------------
Income before income tax expense                          11,957           20,845           59,382           65,819

Income tax expense                                         3,975            7,592           21,993           25,558
                                                   -------------    -------------    -------------    -------------

Income before minority interest                            7,982           13,253           37,389           40,261

Minority interest                                           (361)               -             (370)            (606)
                                                   -------------    -------------    -------------    -------------

Net income                                         $       7,621    $      13,253    $      37,019    $      39,655
                                                   =============    =============    =============    =============

Net income per share:
    Basic                                          $        0.24    $        0.42    $        1.15    $        1.33
    Diluted                                        $        0.24    $        0.39    $        1.10    $        1.24

Weighted average shares outstanding:
    Basic                                                 32,145           31,919           32,109           29,849
    Diluted                                               32,455           36,257           36,174           34,071




                             See accompanying notes.

                                                   NCO GROUP, INC
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                               (AMOUNTS IN THOUSANDS)

                                                                                           FOR THE NINE MONTHS
                                                                                           ENDED SEPTEMBER 30,
                                                                                     ------------------------------
                                                                                          2005             2004
                                                                                     -------------    -------------
    Cash flows from operating activities:
      Net income                                                                     $      37,019    $      39,655
      Adjustments to reconcile income from operations
        to net cash provided by operating activities:
          Depreciation                                                                      26,551           23,938
          Amortization of intangibles                                                        6,445            5,467
          Amortization of deferred compensation                                                909              348
          Amortization of deferred training asset                                            2,970            1,436
          Provision for doubtful accounts                                                    2,523            1,796
          Allowance and impairment of purchased accounts receivable                            947              545
          Noncash interest                                                                   5,444            4,653
          Gain on sale of purchased accounts receivable                                     (8,088)               -
          Changes in non-operating income                                                     (358)          (1,168)
          Minority interest                                                                    370              606
          Changes in operating assets and liabilities, net of acquisitions:
              Restricted cash                                                                  900            4,468
              Accounts receivable, trade                                                       (29)         (10,482)
              Deferred income taxes                                                         17,636           16,687
              Bonus receivable                                                              10,325            1,549
              Other assets                                                                  (3,093)          (6,667)
              Accounts payable and accrued expenses                                          7,950           (7,857)
              Income taxes payable                                                            (871)           7,924
              Deferred revenue                                                             (17,532)          (6,255)
              Other long-term liabilities                                                   (1,582)            (341)
                                                                                     -------------    -------------
                 Net cash provided by operating activities                                  88,436           76,302

    Cash flows from investing activities:
      Purchases of accounts receivable - see note 12                                       (25,037)         (35,834)
      Collections applied to principal of purchased accounts receivable                     48,945           66,712
      Proceeds from sale of purchased accounts receivable                                    8,417                -
      Purchases of property and equipment                                                  (26,090)         (21,286)
      Net distribution from joint venture                                                    4,464            1,769
      Proceeds from notes receivable                                                           878              948
      Proceeds from disposal of property, equipment and other net assets                         -            1,013
      Investment in subsidiary by minority interest                                         32,508                -
      Net cash paid for acquisitions and related costs                                    (218,563)         (17,130)
                                                                                     -------------    -------------
                 Net cash used in investing activities                                    (174,478)          (3,808)

    Cash flows from financing activities:
      Repayment of notes payable                                                           (32,343)         (44,262)
      Borrowings under notes payable                                                        35,668                -
      Repayment of borrowings under revolving credit agreement                             (40,000)         (53,750)
      Borrowings under revolving credit agreement                                          135,500                -
      Payment of fees to acquire debt                                                       (1,471)             (97)
      Issuance of common stock, net of taxes                                                 1,124           13,928
                                                                                     -------------    -------------
                 Net cash provided by (used in) financing activities                        98,478          (84,181)

    Effect of exchange rate on cash                                                           (160)           1,424
                                                                                     -------------    -------------

    Net increase (decrease) in cash and cash equivalents                                    12,276          (10,263)

    Cash and cash equivalents at beginning of the period                                    26,334           45,644
                                                                                     -------------    -------------

    Cash and cash equivalents at end of the period                                   $      38,610    $      35,381
                                                                                     =============    =============



                             See accompanying notes.

                                 NCO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   NATURE OF OPERATIONS:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, "the Company" or "NCO"). NCO is a leading global provider of business process outsourcing solutions, primarily focused on accounts receivable management ("ARM") and customer relationship management ("CRM"). NCO provides services through approximately 100 offices in the United States, Canada, the United Kingdom, India, the Philippines, the Caribbean, and Panama. The Company provides services to more than 24,000 active clients including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, utilities, retail and commercial, transportation/logistics, education, technology and government services. These clients are primarily located throughout the United States, Canada, the United Kingdom, Europe, and Puerto Rico. The Company's largest client during the nine months ended September 30, 2005 was in the financial services sector and represented 10.9 percent of the Company's consolidated revenue for the nine months ended September 30, 2005. The Company also purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

The Company's business consists of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International.

2.   ACCOUNTING POLICIES:

     Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, operating results for the three-month and nine-month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

     Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All intercompany accounts and transactions have been eliminated.

     Revenue Recognition:

ARM Contingency Fees:

ARM contingency fee revenue is recognized upon collection of funds by NCO or its client.

ARM Contingency Fees (continued):

In January 2005, the Company was notified by the Staff of the Securities and Exchange Commission that the Company's long-standing policy with respect to the timing of revenue recognized on certain cash receipts related to contingency revenues was inconsistent with their interpretation of Staff Accounting Bulletin No. 104 ("SAB 104"). The Company previously recognized contingency fee revenue attributable to payments postmarked prior to the end of the period and received in the mail from the consumers on the first business day after such period as applicable to the prior reporting period. This revenue recognition policy had been in effect since prior to NCO becoming a public company and was consistently applied over time. The Company corrected its policy in the fourth quarter of 2004 in order to recognize revenue when physically received. The impact of this correction was a $2.7 million reduction in revenues and a $947,000 reduction in net income, or $0.03 per diluted share, for the three months ended December 31, 2004. Such correction did not have a material impact on the comparability of operating results for the three and nine months ended September 30, 2005 and 2004.

ARM Contractual Services:

Fees for ARM contractual services are recognized as services are performed and earned under service arrangements with clients where fees are fixed or determinable and collectibility is reasonably assured.

Long-Term Collection Contract:

The Company has a long-term collection contract with a large client to provide collection services. Prior to May 31, 2005, the contract included guaranteed collections, subject to limits, for placements from January 1, 2000 through December 31, 2003. The Company also earned a bonus to the extent collections were in excess of the guarantees. The Company was required to pay the client, subject to limits, if collections did not reach the guarantees by the reconciliation dates. Any guarantees in excess of the limits were only satisfied with future collections. The Company is entitled to recoup at least 90 percent of any such guarantee payments from subsequent collections in excess of any remaining guarantees.

Prior to the final reconciliation date on May 31, 2005, the Company deferred all of the base service fees, subject to the limits, until the collections exceeded the collection guarantees. At the end of each reporting period, the Company assessed the need to record an additional liability if deferred fees were less than the estimated guarantee payments, if any, due to the client, subject to the limits. There was no additional liability recorded as of December 31, 2004. The last and final settlement date occurred on May 31, 2005. In September 2005, the Company paid the client $4.3 million, which represented the difference between actual collections and the guaranteed collections, subject to a limit of $13.5 million, less $9.2 of prepayments from prior bonuses and recoveries. The Company records revenue for the base service fee plus any bonus or recoupments in excess of any remaining guarantees.

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

Training Revenue:

In connection with the provisions of certain inbound and outbound CRM services, the Company incurs costs to train its CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs ("Start-up Training") and on-going training for updates of existing CRM programs ("On-going Training"). The Company bills certain of its customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to the CRM revenue being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 104. Start-up Training and On-going Training revenues are initially deferred and recognized over the shorter of the term of the customer contract, or the period to be benefited. Direct costs associated with providing Start-up Training and On-going Training, which consist of salary, benefit and travel costs, are also deferred and amortized over a time period consistent with the deferred training revenue. When a business relationship is terminated with one of the Company's customers, the unamortized deferred training revenue and unamortized deferred direct costs associated with that customer are immediately recognized. At September 30, 2005, the balance of deferred training revenue was $2.2 million and deferred training costs were $1.9 million. All other unreimbursed training costs, such as training due to attrition, are charged to expense as incurred.

Purchased Accounts Receivable:

Prior to January 1, 2005, the Company accounted for its investment in purchased accounts receivable on an accrual basis under the guidance of American Institute of Certified Public Accountants ("AICPA") Practice Bulletin No. 6, "Amortization of Discounts on Certain Acquired Loans" ("PB6"). Effective January 1, 2005, the Company adopted AICPA Statement of Position 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual versus expected cash flows over an investor's initial investment in certain loans when such differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, and amends PB6 for loans acquired in fiscal years before the effective date. Previously issued annual and quarterly financial statements are not restated and there is no prior period effect of these new provisions.

The Company has maintained historical collection records for all of its purchased accounts receivable since 1991, as well as debtor records since 1986, which provides a reasonable basis for the Company's judgment that it is probable that it will ultimately collect the recorded amount of its purchased accounts receivable plus a premium or yield. The historical collection amounts also provide a reasonable basis for determining the timing of the collections. The Company uses all available information to forecast the cash flows of its purchased accounts receivable including, but not limited to, historical collections, payment patterns on similar purchases, credit scores of the underlying debtors, seller's credit policies, and location of the debtor.

     Revenue Recognition (continued):

Purchased Accounts Receivable (continued):

The Company acquires loans in groups or portfolios that are initially recorded at cost, which includes external costs of acquiring portfolios. Once a portfolio is acquired, the accounts in the portfolio are not changed, unless replaced, returned or sold. All acquired loans have experienced deterioration of credit quality between origination and the Company's acquisition of the loans, and the amount paid for a portfolio of loans reflects the Company's determination that it is probable the Company will be unable to collect all amounts due according to each loan's contractual terms. As such, the Company determines whether each portfolio of loans is to be accounted for individually or whether such loans will be aggregated based on common risk characteristics. The Company considers expected collections, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each portfolio of loans and subsequently aggregated pools of loans. The Company determines nonaccretable difference, or the excess of the portfolio's contractual principal over all cash flows expected at acquisition as an amount that should not be accreted. The remaining amount represents accretable yield, or the excess of the portfolio's cash flows expected to be collected over the amount paid, and is accreted into earnings over the remaining life of the portfolio.

At acquisition, the Company derives an internal rate of return ("IRR") based on the expected monthly collections over the estimated economic life of each portfolio of loans (typically up to seven years, based on the Company's collection experience) compared to the original purchase price. Collections on the portfolios are allocated to revenue and principal reduction based on the estimated IRR for each portfolio of loans. Revenue on purchased accounts receivable is recorded monthly based on applying each portfolio's effective IRR for the quarter to its carrying value. Over the life of a portfolio, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its portfolios determined using the effective interest rates has decreased, and if so, records an expense to establish a valuation allowance to maintain the original IRR established at acquisition. Any increase in actual or estimated cash flows expected to be collected is first used to reverse any existing valuation allowance for that portfolio, or aggregation of portfolios, and any remaining increases in cash flows are recognized prospectively through an increase in the IRR. The updated IRR then becomes the new benchmark for subsequent valuation allowance testing.

     Credit Policy:

Management carefully monitors its client relationships in order to minimize the Company's credit risk and assesses the likelihood of collection based on a number of factors including the client's collection history and credit-worthiness. The Company maintains a reserve for potential collection losses when such losses are deemed to be probable.

The Company has two types of arrangements under which it collects its ARM contingency fee revenue. For certain clients, the Company remits funds collected on behalf of the client net of the related contingency fees while, for other clients, the Company remits gross funds collected on behalf of clients and bills the client separately for its contingency fees.

The Company generally does not require collateral and it does not charge finance fees on outstanding trade receivables. In many cases, in the event of collection delays from ARM clients, management may, at its discretion, change from the gross remittance method to the net remittance method. The Company also maintains a reserve for deposits on debtor accounts that may ultimately prove to have insufficient funds. Trade accounts receivable are written off to the allowances when collection appears unlikely.

     Goodwill:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Goodwill is tested for impairment each year on October 1, and as triggering events occur. The goodwill impairment test is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of impairment, if applicable. The first test for potential impairment uses a fair value based approach, whereby the implied fair value of a reporting unit's goodwill is compared to its carrying amount; if the fair value is less than the carrying amount, the reporting unit's goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company does not believe that goodwill was impaired as of September 30, 2005 (note 8).

     Other Intangible Assets:

Other intangible assets consist primarily of customer relationships that are amortized over five years using the straight-line method (note 8).

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

                                                     For the Three Months            For the Nine Months
                                                      Ended September 30,            Ended September 30,
                                                   --------------------------     --------------------------
                                                      2005           2004            2005          2004
                                                   -----------    -----------     -----------   ------------
     Net income - as reported                         $ 7,621       $ 13,253        $ 37,019       $ 39,655
     Pro forma compensation cost, net of taxes            595            914           1,772          2,625
                                                   -----------    -----------     -----------   ------------

     Net income - pro forma                           $ 7,026       $ 12,339        $ 35,247       $ 37,030
                                                   ===========    ===========     ===========   ============

     Net income per share - as reported:
         Basic                                         $ 0.24         $ 0.42          $ 1.15         $ 1.33
         Diluted                                       $ 0.24         $ 0.39          $ 1.10         $ 1.24

     Net income per share - pro forma:
         Basic                                         $ 0.22         $ 0.39          $ 1.10         $ 1.24
         Diluted                                       $ 0.22         $ 0.37          $ 1.05         $ 1.17

During the three months ended September 30, 2005 and 2004, compensation expense of $254,000 and $292,000, respectively, was recorded for restricted stock units. During the nine months ended September 30, 2005 and 2004, compensation expense of $909,000 and $348,000, respectively, was recorded for restricted stock units.

     Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries because such amounts are expected to be reinvested indefinitely.

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

On an ongoing basis, the Company compares the historical trends of each portfolio to projected collections. Future projected collections are then increased or decreased based on the actual cumulative performance of each portfolio. Management reviews each portfolio's adjusted projected collections to determine if further upward or downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its reasonable best efforts to improve the collections of under-performing portfolios. However, actual results will differ from these estimates and a material change in these estimates could occur within one reporting period (note 6).

     Derivative Financial Instruments:

The Company selectively uses derivative financial instruments to manage interest costs and minimize currency exchange risk. The Company does not hold derivatives for trading purposes. While these derivative financial instruments are subject to fluctuations in value, these fluctuations are generally offset by the value of the underlying exposures being hedged. The Company minimizes the risk of credit loss by entering into these agreements with major financial institutions that have high credit ratings. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value.

The Company is exposed to foreign currency fluctuations relating to its operations in Canada, the United Kingdom and the Philippines. In order to partially hedge cash flow exposure, the Company periodically enters into forward exchange contracts in order to minimize the impact of currency fluctuations on transactions and cash flows. These contracts are designated as cash flow hedges and recorded at their fair value on the accompanying balance sheets. Changes in the fair value of a cash flow hedge, to the extent that the hedge is effective, are recorded, net of tax, in other comprehensive income, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in the statement of income (note 11).

The Company has certain nonrecourse debt relating to its purchased accounts receivable operations that contain embedded derivative instruments. The embedded derivatives are not hedge instruments and, accordingly, changes in their estimated fair value are reported as other income (expense) in the accompanying statements of income. The embedded derivatives are included in long-term debt on the accompanying balance sheets because they are not separable from the notes payable and they have the same counterparty (note 9).

     Reclassifications:

Certain amounts as of December 31, 2004 and for the nine months ended September 30, 2004, have been reclassified for comparative purposes.

3.   RESTRUCTURING CHARGES:

During the third quarter of 2005, in conjunction with the integration of Risk Management Alternatives Parent Corp. ("RMA") (note 4), the Company recorded restructuring charges of $2.4 million, and paid $220,000 during the three months ended September 30, 2005. These charges primarily related to the elimination of certain redundant facilities within the Company's ARM business. The Company expects to take additional charges of between $20.0 million and $25.0 million in the fourth quarter of 2005 and the first quarter of 2006.

4.   BUSINESS COMBINATIONS:

The following acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition-related expenses. These accruals included professional fees related to the acquisition, severance costs, lease costs and other acquisition-related expenses.

On September 12, 2005, the Company acquired substantially all of the operating assets, including purchased portfolio assets, of RMA, a provider of accounts receivable management services and purchaser of accounts receivable, for $118.9 million in cash and the assumption of certain liabilities, subject to certain post-closing adjustments. The Company funded the purchase principally with financing from its senior credit facility. The purchase price included approximately $51.0 million for RMA's purchased portfolio assets, which was funded with $35.7 million of nonrecourse financing. In conjunction with the acquisition, on July 7, 2005, RMA and all of its domestic subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Ohio Eastern Division. The transaction was consummated under Sections 363 and 365 of the bankruptcy code. The Company allocated $16.3 million of the purchase price to the customer relationship and recorded goodwill at September 30, 2005 of $39.3 million, which is deductible for tax purposes. The allocation of the fair market value to the acquired assets and liabilities of RMA was based on preliminary estimates and may be subject to change. Such changes may include, but are not limited to, the final valuation of the customer relationships, property and equipment, and other assets and liabilities. In connection with the RMA acquisition, the Company recorded restructuring liabilities of $13.5 million under an exit plan the Company began to formulate prior to the acquisition date. These liabilities principally relate to severance costs related to certain redundant personnel that were scheduled to be eliminated upon completion of the acquisition. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers, expand its portfolio base, and reduce the cost of operations through economies of scale. Therefore, the Company believes the preliminary allocation of a portion of the purchase price to goodwill is appropriate. The following is a preliminary allocation of the purchase price to the RMA assets acquired and liabilities assumed (amounts in thousands):

           Purchase price                                    $118,902
           Accounts receivable                                (26,375)
           Purchased accounts receivable                      (50,954)
           Customer relationships                             (16,250)
           Property and equipment                             (12,209)
           Deferred tax asset                                  (5,274)
           Other assets                                        (5,619)
           Accrued expenses                                    22,957
           Other assumed liabilities                              589
           Accrued acquisition costs                           13,500
                                                       --------------
           Goodwill                                         $ 39,267
                                                       ==============

The following table presents the activity in the accruals recorded for RMA acquisition related expenses (amounts in thousands):

                                                Severance      Leases       Other        Total
                                                -----------  -----------  -----------  -----------
     Balance at September 12, 2005                $ 9,557         $500       $ 3,443     $ 13,500
     Cash payments                                 (3,727)         (82)       (1,459)      (5,268)
                                                -----------  -----------  -----------  -----------
     Balance at September 30, 2005                $ 5,830         $418       $ 1,984      $ 8,232
                                                ===========  ===========  ===========  ===========

On September 1, 2005, the Company acquired the stock of seven wholly owned subsidiaries of Marlin Integrated Capital Holding Corporation ("Marlin"), a company that specializes in purchasing accounts receivable in the healthcare and utility sectors, for $86.8 million in two transactions. The first transaction included the acquisition of a portfolio of purchased accounts receivable for $64.0 million. The second transaction included the acquisition of certain portfolio related assets for approximately $22.8 million. An additional $3.0 million payment has been deferred pending the renewal of certain of the forward-flow agreements.

The acquisition of the purchased accounts receivable portfolio was structured as an equity sharing arrangement with the Company's nonrecourse lender under the Company's nonrecourse credit facility. The lender invested $32.0 million in the acquisition, representing a 50 percent interest in the purchased accounts receivable portfolio assets. The Company funded its 50 percent portion of the acquisition of the portfolio assets and the acquisition of all of the operating assets with financing from its senior credit facility. By design, the Company controls the primary activities of the entity and as such has recorded a minority interest on its balance sheet for the lender's equity interest in the portfolio entity and has consolidated the results of operations of the portfolio entity and recorded the portion of the results of the portfolio entity it does not own as a minority interest, net of tax, on the statement of income.

The Company purchased the portfolio related assets with financing from its senior credit facility. In addition, the Company also granted an option to the lender to purchase up to 50 percent of the other non-portfolio assets and liabilities acquired from Marlin. The option expires on November 29, 2005, and if such option is exercised the Company will receive an amount equal to the option percentage multiplied by the purchase price of such assets.

The Company allocated $5.0 million of the purchase price to the customer relationship and recorded goodwill at September 30, 2005 of $15.9 million, which is deductible for tax purposes. The allocation of the fair market value to the acquired assets and liabilities was based on preliminary estimates and may be subject to change. Such changes may include, but are not limited to, the expiration or exercise of the lender's option, and the final valuation of the purchased accounts receivable portfolio assets, the customer relationships, and other assets and liabilities. As a result of the acquisition, the Company expects to expand its portfolio base and its presence in the healthcare and utility sectors, and reduce the cost of operations through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed (amounts in thousands):

           Purchase price                                    $ 86,846
           Purchased accounts receivable                      (66,302)
           Customer relationships                              (5,000)
           Other assets                                        (4,193)
           Accrued expenses                                     4,564
                                                       ----------------
           Goodwill                                         $ 15,915
                                                       ================

Prior to the acquisition, Portfolio Management had a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC ("the Joint Venture") with IMNV Holdings, LLC ("IMNV"), a subsidiary of Marlin. The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable. In connection with the acquisition, the Joint Venture was terminated and the Company's interest was included in the purchase accounting for the entity.

On May 25, 2005, the Company acquired Creative Marketing Strategies ("CMS"), a provider of CRM services, for $5.9 million. The purchase price included the contribution of a note receivable for $5.2 million that the Company received in 2000 in consideration for assets sold to a management-led group as part of a divestiture. The Company allocated $6.0 million of the purchase price to the customer relationship and did not record goodwill. The allocation of the fair market value to the acquired assets and liabilities of CMS was based on preliminary estimates and may be subject to change.

4.   BUSINESS COMBINATIONS (CONTINUED):

On April 2, 2004, the Company completed the acquisition of RMH Teleservices, Inc. ("RMH") a provider of CRM services. The Company issued 3.4 million shares of NCO common stock in exchange for all of the outstanding shares of RMH and assumed 339,000 warrants and 248,000 stock options. The total value of the consideration was $88.8 million. The Company also repaid $11.4 million of RMH's pre-acquisition debt. The Company allocated $20.0 million of the purchase price to the customer relationship and recorded goodwill at December 31, 2004 of $88.0 million, most of which is not deductible for tax purposes. In connection with the RMH acquisition, the Company recorded restructuring liabilities of $36.9 million under an exit plan the Company began to formulate prior to the acquisition date. These liabilities principally relate to severance costs related to certain future rental obligations attributable to facilities scheduled to be closed, certain redundant personnel that were scheduled to be eliminated upon completion of the acquisition, and other contractual termination costs. Certain of the payments related to such exited activities may continue through 2010. The Company's purchase accounting has been finalized; however, goodwill adjustments may be necessary in the future upon the resolution of certain lease assumptions and tax contingencies.

The following table presents the activity in the accruals recorded for RMH acquisition related expenses (amounts in thousands):

                                                 Severance      Leases       Other        Total
                                                -----------  -----------  -----------  -----------
     Balance at December 31, 2004                  $ 487      $ 18,685      $ 1,655     $ 20,827

     Cash payments                                  (487)       (7,080)      (1,285)      (8,852)
     Accrual adjustment                              -          (3,613)          96       (3,517)
     Foreign currency translation                    -                          -
                                                                   213                       213
                                                -----------  -----------  -----------  -----------
     Balance at September 30, 2005                 $ -        $  8,205      $   466     $  8,671
                                                ===========  ===========  ===========  ===========

The accrual adjustment of $3.5 million primarily relates to changes in certain lease assumptions regarding facilities leases and was recorded as an adjustment to goodwill.

On March 26, 2004, the Company completed the merger of NCO Portfolio Management, Inc. ("NCO Portfolio") with a wholly owned subsidiary of the Company. The Company owned approximately 63.3 percent of the outstanding stock of NCO Portfolio prior to the merger and pursuant to the merger acquired all NCO Portfolio shares that it did not own in exchange for 1.8 million shares of NCO common stock valued at $39.8 million. The Company recorded goodwill of $15.9 million, most of which is not deductible for tax purposes.

The following summarizes the unaudited pro forma results of operations, assuming the RMA, RMH and NCO Portfolio acquisitions described above occurred as of the beginning of the respective periods. The pro forma information presented does not include the other acquisitions because they were not considered significant business combinations. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands, except per share data):

                                             For the Three Months      For the Nine Months
                                              Ended September 30,       Ended September 30,
                                            -----------------------   -----------------------
                                               2005        2004         2005         2004
                                            -----------  ----------   ---------   -----------
     Revenue                                  $285,222    $304,617    $899,650      $971,030
     Net income                               $  7,310    $ 11,480    $ 28,462      $ 45,142
     Earnings per share - basic                 $ 0.23      $ 0.36      $ 0.89        $ 1.29
     Earnings per share - diluted               $ 0.23      $ 0.34      $ 0.86        $ 1.21

5.   COMPREHENSIVE INCOME:

Comprehensive income consists of net income from operations plus certain changes in assets and liabilities, including the effects of intercompany transactions, that are not included in net income but are reported as a separate component of shareholders' equity. The Company's comprehensive income was as follows (amounts in thousands):

                                                          For the Three Months       For the Nine Months
                                                          Ended September 30,        Ended September 30,
                                                        -------------------------  -------------------------
                                                           2005          2004         2005          2004
                                                        ------------  -----------  ------------  -----------
     Net income                                             $ 7,621     $ 13,253      $ 37,019     $ 39,655
     Other comprehensive income:
       Foreign currency translation adjustment                3,553        3,465         1,203        1,863
       Change in fair value of foreign currency cash
          flow hedges, net of tax                               796          139           546          476
       Net gains on foreign currency cash flow hedges
          reclassified into earnings, net of tax               (703)         -            (505)         -
                                                        ------------  -----------  ------------  -----------
     Comprehensive income                                  $ 11,267     $ 16,857      $ 38,263     $ 41,994
                                                        ============  ===========  ============  ===========

The foreign currency translation adjustment was attributable to changes in the exchange rates used to translate the financial statements of the Canadian, United Kingdom and Philippine operations into U.S. dollars. During the three months ended September 30, 2005 and 2004, the Company recognized pre-tax net gains of $1.1 million and $732,000, respectively, related to the foreign currency cash flow hedges. During the nine months ended September 30, 2005 and 2004, the Company recognized pre-tax net gains of $799,000 and $732,000, respectively, related to the foreign currency cash flow hedges.

6.   PURCHASED ACCOUNTS RECEIVABLE:

Portfolio Management, ARM International and the Canadian division of ARM North America purchase defaulted consumer accounts receivable at a discount from the contractual principal balance. On certain international portfolios, Portfolio Management and ARM International jointly purchase defaulted consumer accounts receivable. As of September 30, 2005, the carrying values of Portfolio Management's, ARM International's and ARM North America's purchased accounts receivable were $245.7 million, $1.2 million and $1.0 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $35.7 billion and $14.7 billion at September 30, 2005 and December 31, 2004, respectively.

The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

                                                          For the Nine
                                                          Months Ended        For the Year Ended
                                                       September 30, 2005     December 31, 2004
                                                      ---------------------  ---------------------
     Balance at beginning of period                             $ 138,857               $152,613

     Purchases:
        Portfolios acquired in business combinations              117,256                   -
        Cash purchases                                             25,037                 46,837
        Nonrecourse borrowings purchases                           17,213                 42,832
     Collections                                                 (132,246)              (167,128)
     Proceeds from portfolio sales applied to
       carrying value                                              (4,485)               (17,902)
     Revenue recognized                                            87,457                 98,269
     Allowance and impairment                                        (947)                  (948)
     Dissolution of securitization                                    -                  (13,673)
     Fair value purchase accounting adjustment                        -                   (2,324)
     Foreign currency translation adjustment                         (230)                   281
                                                      ---------------------  ---------------------
     Balance at end of period                                   $ 247,912               $138,857
                                                      =====================  =====================

In the ordinary course of purchasing portfolios of accounts receivable, Portfolio Management may sell accounts from an acquired portfolio shortly after they were purchased. The proceeds from these resales are essentially equal to, and applied against, the carrying value of the accounts. Therefore, there is no gain recorded on these resales.

In 2005, Portfolio Management began an on-going process to identify and sell certain aged portfolios of accounts receivable that have a low probability of payment. These aged portfolios have a low remaining carrying value. Proceeds from sales above the remaining carrying value are recorded as a gain in "other income" on the statement of income. During the three and nine months ended September 30, 2005, Portfolio Management sold aged portfolios of accounts receivable for $3.0 million and $8.4 million, respectively, with a carrying value of $222,000 and $329,000, respectively, and recorded a gain of $2.8 million and $8.1 million, respectively.

The following table presents the change in the allowance for impairment of purchased accounts receivable accounted for under SOP 03-3 (amounts in thousands):

                                                       For the Nine
                                                       Months Ended
                                                   September 30, 2005
                                                 ---------------------
     Balance at beginning of period                      $ -

     Additions                                             1,091
     Recoveries                                            (188)
     Foreign currency translation adjustment                  2
                                                 ---------------------
     Balance at end of period                            $  905
                                                 =====================

During the three months ended September 30, 2005 and 2004, impairment charges of $22,000 and $96,000, respectively, were recorded from portfolios accounted for under PB6 where the carrying values exceeded the expected future undiscounted cash flows on or before December 31, 2004. During the nine months ended September 30, 2005 and 2004, impairment charges of $42,000 and $545,000, respectively, were recorded.

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following table presents the change in accretable yield (amounts in thousands):

                                                          For the Three Months        For the Nine Months
                                                          Ended September 30,         Ended September 30,
                                                        -------------------------  --------------------------
                                                           2005          2004         2005          2004
                                                        ------------  -----------  ------------  ------------
     Balance at beginning of period                      $ 170,554    $ 145,060     $ 160,083     $ 144,727
     Additions                                             152,841       39,917       182,580        66,622
     Accretion                                             (32,137)     (26,236)      (87,456)      (72,276)

     Reclassifications from nonaccretable
       difference                                            5,882       19,309        41,884        39,152
     Foreign currency translation adjustment                  (213)           3          (164)         (172)
                                                        ------------  -----------  ------------  ------------
     Balance at end of period                            $ 296,927    $ 178,053     $ 296,927     $ 178,053
                                                        ============  ===========  ============  ============

During the three months ended September 30, 2005 and 2004, the Company purchased accounts receivable with a cost of $128.5 million and $32.7 million, respectively, including portfolios acquired through business combinations, that had contractually required payments receivable at the date of acquisition of $17.4 billion and $788.1 million, respectively, and expected cash flows at the date of acquisition of $281.3 million and $72.6 million, respectively. During the nine months ended September 30, 2005 and 2004, the Company purchased accounts receivable with a cost of $157.8 million and $58.9 million, respectively, including portfolios acquired through business combinations, that had contractually required payments receivable at the date of acquisition of $21.2 billion and $1.4 billion, respectively, and expected cash flows at the date of acquisition of $340.4 million and $125.5 million, respectively.

7.   FUNDS HELD ON BEHALF OF CLIENTS:

In the course of the Company's subsidiaries' regular business activities as a provider of accounts receivable management services, the Company receives clients' funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $58.7 million and $54.3 million at September 30, 2005 and December 31, 2004, respectively, have been shown net of their offsetting liability for financial statement presentation.

8.   INTANGIBLE ASSETS:

     Goodwill:

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company's reporting units are ARM North America, CRM, Portfolio Management and ARM International, and had the following goodwill (amounts in thousands):

                                        September 30, 2005     December 31, 2004
                                       ---------------------  ---------------------
     ARM North America                            $ 541,658              $ 499,980
     CRM                                             86,757                 88,027
     Portfolio Management                            31,856                 15,941
     ARM International                                5,744                  5,614
                                       ---------------------  ---------------------
     Total                                        $ 666,015              $ 609,562
                                       =====================  =====================

The change in ARM North America's goodwill balance from December 31, 2004 to September 30, 2005, was due principally to the acquisition of RMA (note 4). The changes in CRM's and ARM International's goodwill balances were due principally to the exchange rate used for foreign currency translation. The change in Portfolio Management's goodwill balance was due to the acquisition of Marlin (note 4). The goodwill related to the two acquisitions in September 2005 is tentative and may change, including reclassifications to other reporting units.

     Other Intangible Assets:

Other intangible assets consist primarily of customer relationships. The following represents the other intangible assets (amounts in thousands):

                                         September 30, 2005                  December 31, 2004
                                  ----------------------------------  ---------------------------------
                                   Gross Carrying     Accumulated     Gross Carrying     Accumulated
                                       Amount         Amortization        Amount         Amortization
                                  -----------------  ---------------  ----------------  ---------------
     Customer relationships               $ 56,040         $ 11,827          $ 28,761           $6,856
     Other intangible assets                   975              975               975              937
                                  -----------------  ---------------  ----------------  ---------------
     Total                                $ 57,015         $ 12,802          $ 29,736           $7,793
                                  =================  ===============  ================  ===============

The change in the customer relationship balance from December 31, 2004 to September 30, 2005, was due to acquisitions during 2005 (note 4). The customer relationships recorded for these acquisitions are preliminary and subject to change.

The Company recorded amortization expense for all other intangible assets of $2.2 million and $2.0 million during the three months ended September 30, 2005 and 2004, respectively, and $6.4 million and $5.5 million during the nine months ended September 30, 2005 and 2004, respectively. The following represents the Company's estimated annual amortization expense from these other intangible assets over the next five years (amounts in thousands):

      For the Years Ended           Estimated
          December 31,         Amortization Expense
     -----------------------  -----------------------

     2005                                    $ 8,616
     2006                                     10,209
     2007                                      9,857
     2008                                      8,456
     2009                                      5,456

9.   LONG-TERM DEBT:

Long-term debt consisted of the following (amounts in thousands):

                                                     September 30, 2005        December 31, 2004
                                                    ----------------------    ---------------------
     Senior credit facility                                     $ 158,000                  $62,500
     Convertible notes                                            125,000                  125,000
     Nonrecourse credit facility                                   75,043                   39,786
     Securitized nonrecourse debt                                   6,613                    8,158
     Other                                                          8,423                   15,579
     Less current portion                                         (57,084)                 (64,684)
                                                    ----------------------    ---------------------
                                                                $ 315,995                 $186,339
                                                    ======================    =====================

     Senior Credit Facility:

In June 2005, the Company amended and restated its senior credit facility ("the Credit Facility") with various participating lenders. The amended and restated Credit Facility is structured as a $300 million revolving credit facility with an option to allow the Company to increase its borrowing capacity to a maximum of $400 million, subject to obtaining commitments for such incremental capacity from existing or new lenders. The Credit Facility requires no minimum principal payments until June 18, 2010, the maturity date. At September 30, 2005, the balance outstanding on the Credit Facility was $158.0 million. The availability of the Credit Facility is reduced by any unused letters of credit ($4.6 million at September 30, 2005). As of September 30, 2005, the Company had $137.4 million of remaining availability under the Credit Facility; however, $125.0 million of this has been reserved to repay the Company's convertible notes, which mature in April 2006.

All borrowings bear interest at a rate equal to either, at the option of the Company, the prime rate (6.75 percent at September 30, 2005) or LIBOR (3.86 percent at September 30, 2005) plus a margin of 0.75 percent to 1.50 percent, which is determined quarterly based upon the Company's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio. The Company is charged a fee on the unused portion of the Credit Facility of 0.20 percent to 0.30 percent depending on the Company's consolidated funded debt to EBITDA ratio. The effective interest rate on the Credit Facility was approximately 4.94 percent and 3.52 percent for the three months ended September 30, 2005 and 2004, respectively, and 4.85 percent and 3.73 percent for the nine months ended September 30, 2005 and 2004, respectively.

Borrowings under the Credit Facility are collateralized by substantially all the assets of the Company. The Credit Facility contains certain financial and other covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets and transactions with affiliates. If an event of default, such as failure to comply with covenants, or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding immediately due and payable and foreclose on the pledged assets. As of September 30, 2005, the Company was in compliance with all required financial covenants and the Company was not aware of any events of default.

     Convertible Notes:

At September 30, 2005, the Company had $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes due April 15, 2006 ("the Notes"). The Notes are convertible into NCO common stock at a conversion price of $32.92 per share. The Notes continue to be classified as a long-term liability on the balance sheet because the Company has the ability and intends to repay the Notes utilizing its senior credit facility, which matures in 2010.

9.   LONG-TERM DEBT (CONTINUED):

     Nonrecourse Credit Facility:

On June 30, 2005, Portfolio Management amended and restated its nonrecourse credit facility with a lender and extended its existing exclusivity agreement with such lender through June 30, 2009. The new agreement provides that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement similar to the original agreement, or under various equity sharing arrangements ranging from 25 percent to 50 percent equity provided by the lender. The lender will finance non-equity borrowings at 70 percent of the purchase price, unless otherwise negotiated, with floating interest at a rate equal to LIBOR plus 2.50 percent. As additional return, the lender receives 28 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by Portfolio Management, including interest. These borrowings are nonrecourse to the Company and are due two years from the loan commencement. The Company may terminate the agreement at any time after June 2007 for a cost of $250,000 for each remaining month under the agreement. If the amendment is terminated, the original agreement remains in effect and all borrowings are subject to those terms. The previous financing arrangement as described below remains in effect for outstanding loans as of June 30, 2005.

Under the prior agreement, Portfolio Management had a four-year exclusivity agreement with a lender that originally was to expire in August 2006. The agreement stipulated that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $4.0 million must be first offered to the lender for financing at its discretion. The agreement had no minimum or maximum credit authorization. If the lender chose to participate in the financing of a portfolio of accounts receivable, the financing was at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate (6.75 percent at September 30, 2005) plus 3.25 percent. Each borrowing is due two years after the loan was made. Debt service payments equal collections less servicing fees and interest expense. As additional return, the lender receives 40 percent of the residual cash flow on loans made pursuant to the prior agreement, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by Portfolio Management, including interest. Borrowings under this financing agreement are nonrecourse to the Company, except for the assets within the entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement, in addition to other remedies.

Total debt outstanding under this facility was $75.0 million and $39.8 million as of September 30, 2005 and December 31, 2004, respectively, which both included $5.6 million of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately
20.7 percent and 34.3 percent for the three months ended September 30, 2005 and 2004, respectively, and 22.0 percent and 34.2 percent for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, Portfolio Management was in compliance with all required covenants.

Upon full satisfaction of the notes payable and the return of the initial investment by Portfolio Management, including interest, as it relates to each purchase of accounts receivable under the previous agreement, the Company is obligated to pay the lender a contingent payment amount equal to 40 percent of collections received, unless otherwise negotiated, net of servicing fees and other related charges. The contingent payment has been accounted for as an embedded derivative in accordance with SFAS 133. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At September 30, 2005 and December 31, 2004, the estimated fair value of the embedded derivative was $5.6 million. The embedded derivative for each portfolio purchase is subject to market rate revaluation each period. Absent a readily available market for such embedded derivatives, the Company bases its revaluation on similar current period portfolio purchases' underlying yields. During the nine months ended September 30, 2005, $56,000 was recorded as "other income" on the statement of income to reflect the revaluation of the embedded derivatives.

As part of the exclusivity agreement described above, Portfolio Management has a joint venture agreement ("the Agreement") with the lender of the nonrecourse credit facility, whereby Portfolio Management owns 65 percent of the joint venture and is the managing member, and the lender owns the remaining 35 percent interest. Each party will finance the joint venture based on predetermined percentages as negotiated for each portfolio purchase. The Agreement was established to purchase accounts receivable at the discretion of Portfolio Management, and the joint venture is consolidated into Portfolio Management's results of operations with a minority interest representing the lender's equity ownership. At September 30, 2005, the Company had $5.4 million of debt outstanding under the joint venture, which is included in the nonrecourse credit facility debt outstanding disclosed above.

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

The securitized note was established in September 1998 through a finance subsidiary. This note carried a floating interest rate of LIBOR plus 0.65 percent. The note came due on March 10, 2005, and the liability was not satisfied from collections. The liquidity reserve of $900,000, included in restricted cash as of December 31, 2004, was used to pay down the note on the due date. Upon maturity of the note on March 10, 2005, the third party note insurer was obligated to satisfy the remaining unpaid balance of $7.0 million. At such time, the note insurer became the beneficiary of the note and obtained the rights to sell the underlying receivables. As of September 30, 2005 and December 31, 2004, the amount outstanding on the facility was $6.6 million and $8.2 million, respectively. Interest on the note continues to be paid to the insurer at the prime rate (6.75 percent at September 30, 2005) plus 1.0 percent. While the ultimate disposition of the receivables is uncertain, the note is nonrecourse to the Company, and it is expected that any potential sale of the receivables will not have a material impact on the Company.

10.  EARNINGS PER SHARE:

Basic earnings per share ("EPS") was computed by dividing the net income for the three and nine months ended September 30, 2005 and 2004, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income for the three and nine months ended September 30, 2005 and 2004, by the weighted average number of common shares outstanding plus all common share equivalents. Net income is adjusted to add-back interest expense on the convertible debt, net of taxes, if the convertible debt is dilutive. For the three months ended September 30, 2005, the convertible debt was anitdilutive, and therefore not included in the diluted EPS calculation. The interest expense on the convertible debt, net of taxes, included in the diluted EPS calculation was $922,000 for the three months ended September 30, 2004, and $2.8 million and $2.7 million for the nine months ended September 30, 2005 and 2004, respectively. Outstanding options, warrants, and convertible securities have been utilized in calculating diluted amounts only when their effect would be dilutive. The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):

                                          For the Three Months       For the Nine Months
                                           Ended September 30,       Ended September 30,
                                         ------------------------  -------------------------
                                            2005         2004         2005          2004
                                         ------------ -----------  ------------  -----------
     Basic                                    32,145      31,919        32,109       29,849
     Dilutive effect of:
       Convertible debt                            -       3,797         3,797        3,797
       Options and restricted stock
         units                                   207         434           166          353
       Warrants                                  103         107           102           72
                                         ------------ -----------  ------------  -----------
     Diluted                                  32,455      36,257        36,174       34,071
                                         ============ ===========  ============  ===========

11.  DERIVATIVE FINANCIAL INSTRUMENTS:

The Company entered into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These transactions are designated as cash flow hedges. The Company had forward exchange contracts for the purchase of $14.2 million of Canadian dollars outstanding at September 30, 2005, which mature within 90 days. For the three and nine months ended September 30, 2005, the Company realized net gains of $1.1 million and $799,000, respectively, relating to the settlement of its cash flow hedges. The impact of the settlement of the Company's cash flow hedges was recorded in "payroll and related expenses" in the statement of income. At September 30, 2005, the fair market value of all outstanding cash flow hedges was $516,000, which is included in "other assets." All of the accumulated income and loss in other comprehensive income related to cash flow hedges at September 30, 2005, is expected to be reclassified into earnings within the next 12 months.

The Company's nonrecourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives. The contingent payment is equal to 40 percent of collections received after principal and interest, unless otherwise negotiated, net of servicing fees and other related charges. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At September 30, 2005 and December 31, 2004, the estimated fair value of the embedded derivative was $5.6 million. The embedded derivative for each portfolio purchase is subject to market rate revaluation each period. Absent a readily available market for such embedded derivatives, the Company bases its revaluation on similar current period portfolio purchases' underlying yields. During the nine months ended September 30, 2005, $56,000 was recorded as "other income" on the statement of income to reflect the revaluation of the embedded derivatives.

12.  SUPPLEMENTAL CASH FLOW INFORMATION:

The following are supplemental disclosures of cash flow information (amounts in thousands):

                                                                    For the Nine Months Ended
                                                                          September 30,
                                                                   ----------------------------
                                                                       2005           2004
                                                                   --------------  ------------
     Noncash investing and financing activities:
         Fair value of assets acquired                                 $ 259,725     $ 215,024
         Liabilities assumed from acquisitions                            47,445        86,432
         Common stock issued for acquisitions                                  -       128,699
         Nonrecourse borrowings to purchase accounts receivable           17,213        19,813
         Deferred portion of purchased accounts receivable                    -          3,288
         Contribution of note receivable for acquisition                   5,154             -
         Elimination of equity investment in connection with
           acquisition                                                     2,780             -
         Adjustment to RMH acquisition accrual                             3,517             -
         Disposal of fixed assets                                          1,128             -
         Deferred compensation from restricted stock                         321         4,348
         Note receivable from disposal of net assets                          -          2,040

13.  COMMITMENTS AND CONTINGENCIES:

     Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a foreign labor subcontractor in India and other vendors that require minimum purchase commitments. These agreements expire between 2005 and 2008. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

     2005                                          $ 39,321
     2006                                            42,576
     2007                                            38,228
     2008                                             8,455
                                               -------------

                                                   $128,580
                                               =============

The Company incurred $11.5 million and $8.1 million of expense in connection with these purchase commitments for the three months ended September 30, 2005 and 2004, respectively, and $35.0 million and $23.0 million for the nine months ended September 30, 2005 and 2004, respectively.

     Forward-Flow Agreements:

The Company has two fixed price agreements, or forward-flows, with retailers that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The Company is obligated to purchase accounts receivable of approximately $160,000 and $60,000 per month through January 2006 and April 2006, respectively.

In connection with the Marlin acquisition, the Company acquired several forward-flows with institutions to purchase medical and utility portfolios of charged-off accounts receivable meeting certain criteria, aggregating approximately $1.2 million per month. The agreements can be terminated with 30 days, 60 days or 90 days written notice.

     Termination Fee:

The Company has a contract with a client to perform CRM services that includes a termination clause. This contract expires on October 31, 2007. In the event the client terminates the services agreement due to the Company's material breach or a transaction in which a competitor of the client acquired control of the Company or in the event the Company terminates the services agreement for convenience after October 1, 2004, the Company is required to pay a minimum termination fee of $153,000 for each month remaining in the agreement (or $3.8 million at September 30, 2005). In most other instances (as defined in the services agreement) in which either party terminates the services agreement, the Company is required to pay a termination fee of $77,000 for each month remaining in the services agreement (or $1.9 million at September 30, 2005).

     Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

Securities and Exchange Commission:

In January 2005, the Company received notification from the Staff of the Securities and Exchange Commission ("the Staff") informing the Company that it intended to issue a formal notification (commonly known as a "Wells notice") to NCO and certain of its officers recommending that the Securities and Exchange Commission ("the SEC") bring civil proceedings against NCO and such officers alleging violations of certain non-fraud provisions of the federal securities laws relating to financial reporting and internal control requirements. The potential violations related to the Company's revenue recognition policy relating to a long-term collection contract, which the Company had previously corrected in 2003, and the Company's revenue recognition policy regarding the timing of revenue recognized on certain cash receipts related to contingency revenues.

The notification from the Staff informed the Company that the Company's long-standing policy with respect to the timing of revenue recognized on certain cash receipts related to contingency revenues was inconsistent with the Staff's interpretation of SAB 104. The Company previously recognized contingency fee revenue attributable to payments postmarked prior to the end of the period and received in the mail from the consumers on the first business day after such period as applicable to the prior reporting period. This revenue recognition policy had been in effect since prior to NCO becoming a public company and was consistently applied over time. The Company corrected its policy in the fourth quarter of 2004 in order to recognize revenue when physically received. The impact of this correction was a $2.7 million reduction in revenue and a $947,000 reduction in net income, or $0.03 per diluted share, for the three months ended December 31, 2004. Such correction did not have a material impact on the comparability of operating results for the three and nine months ended September 30, 2005 and 2004.

In September 2005, the Company reached a final settlement with the SEC, concluding the SEC's investigation of the Company and certain of its officers. Without admitting or denying any wrongdoing, the Company has consented to the entry of an administrative order directing it to cease and desist from committing or causing violations of certain non-fraud provisions of the federal securities laws relating to financial reporting and internal control requirements, now and in the future. The Company will not pay any civil monetary penalty in connection with the settlement. The investigation did not lead to any sanctions being levied against any of the Company's officers.

Other:

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

14.  SEGMENT REPORTING:

As of September 30, 2005, the Company's business consisted of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International. The accounting policies of the segments are the same as those described in note 2, "Accounting Policies."

ARM North America provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM North America serves clients of all sizes in local, regional, and national markets in the United States and Canada. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. The Company's acquisition of the operating assets of RMA located in North America was included in the ARM North America segment. ARM North America had total assets, net of any intercompany balances, of $826.6 million and $751.6 million at September 30, 2005 and December 31, 2004, respectively. ARM North America had capital expenditures of $18.3 million and $18.5 million for the nine months ended September 30, 2005 and 2004, respectively. ARM North America also provides accounts receivable management services to Portfolio Management. ARM North America recorded revenue of $21.2 million and $16.1 million for these services for the three months ended September 30, 2005 and 2004, respectively, and $57.8 million and $47.7 million for the nine months ended September 30, 2005 and 2004, respectively. Included ARM North America's intercompany revenue for the three and nine months ended September 30, 2005, was $1.1 million and $3.0 million, respectively, of commissions from the sale of portfolios by Portfolio Management.

With the April 2004 acquisition of RMH, the CRM division was formed. The CRM division provides customer relationship management services to clients in the United States through offices in the United States, Canada, the Philippines, Panama and Barbados. CRM had total assets, net of any intercompany balances, of $188.2 million and $183.6 million at September 30, 2005 and December 31, 2004, respectively. CRM had capital expenditures of $7.5 million and $2.6 million for the nine months ended September 30, 2005 and 2004, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer oriented companies. The Company's acquisition of the purchased portfolio assets of RMA and the acquisition of Marlin was included in the Portfolio Management segment. Portfolio Management had total assets, net of any intercompany balances, of $295.9 million and $163.4 million at September 30, 2005 and December 31, 2004, respectively.

ARM International provides accounts receivable management services across the United Kingdom. The Company's acquisition of the operating assets of RMA located in the United Kingdom was included in the ARM International segment. ARM International had total assets, net of any intercompany balances, of $17.7 million and $15.3 million at September 30, 2005 and December 31, 2004, respectively. ARM International had capital expenditures of $255,000 and $171,000 for the nine months ended September 30, 2005 and 2004, respectively. ARM International also provides accounts receivable management services to Portfolio Management. ARM International recorded revenue of $71,000 and $99,000 for these services for the three months ended September 30, 2005 and 2004, respectively, and $223,000 and $312,000 for the nine months ended September 30, 2005 and 2004, respectively.

The following tables represent the revenue, payroll and related expenses, selling, general, and administrative expenses, and EBITDA for each segment. EBITDA is used by the Company's management to measure the segments' operating performance and is not intended to report the segments' operating results in conformity with accounting principles generally accepted in the United States.

                                                  For the Three Months Ended September 30, 2005
                                                              (amounts in thousands)
                                   ----------------------------------------------------------------------------

                                                    Payroll and    Selling, General
                                                      Related        and Admin.      Restructuring
                                    Revenue           Expenses        Expenses           Charge         EBITDA
                                    -------           --------        --------           ------         ------
     ARM North America              $186,822         $ 88,112          $80,916           $2,442         $15,352
     CRM                              44,926           35,159            9,188               -              579
     Portfolio Management             32,293            1,460           22,465               -            8,368
     ARM International                 3,513            2,169            1,079               -              265
     Eliminations                    (21,230)              -           (21,230)              -               -
                                    --------         --------          -------           ------         -------
     Total                          $246,324         $126,900          $92,418           $2,442         $24,564
                                    ========         ========          =======           ======         =======

                                               For the Three Months Ended September 30, 2004
                                                          (amounts in thousands)
                                        --------------------------------------------------------------
                                                                              Selling,
                                                         Payroll and        General and
                                         Revenue       Related Expenses  Admin. Expenses       EBITDA
                                         -------       ----------------  ---------------       ------
     ARM North America                  $179,809         $ 85,239           $74,073            $20,497
     CRM                                  52,794           37,634             9,093              6,067
     Portfolio Management                 26,334              482            16,708              9,144
     ARM International                     3,287            1,932               992                363
     Eliminations                        (16,178)              -            (16,178)                -
                                        --------         --------           -------            -------
     Total                              $246,046         $125,287           $84,688            $36,071
                                        ========         ========           =======            =======

                                                   For the Nine Months Ended September 30, 2005
                                                              (amounts in thousands)
                                   -----------------------------------------------------------------------------

                                                  Payroll and       Selling, General
                                                    Related            and Admin.       Restructuring
                                   Revenue          Expenses            Expenses           Charge        EBITDA
                                   -------          --------            --------           ------        ------
     ARM North America             $577,775         $264,958            $245,370           $2,442        $65,005
     CRM                            136,330          101,980              25,283               -           9,067
     Portfolio Management            87,853            3,873              61,077               -          22,903
     ARM International                9,883            6,344               3,021               -             518
     Eliminations                   (57,983)              -              (57,983)              -              -
                                   --------         --------            --------           ------        -------
     Total                         $753,858         $377,155            $276,768           $2,442        $97,493
                                   ========         ========            ========           ======        =======

                                                  For the Nine Months Ended September 30, 2004
                                                             (amounts in thousands)
                                        -----------------------------------------------------------------
                                                                              Selling,
                                                         Payroll and        General and
                                         Revenue       Related Expenses   Admin. Expenses         EBITDA
                                         -------       -----------------  ---------------         ------
     ARM North America                  $555,775          $261,400            $221,016          $ 73,359
     CRM                                 112,238            80,110              19,240            12,888
     Portfolio Management                 72,068             1,614              49,811            20,643
     ARM International                    10,452             6,025               3,019             1,408
     Eliminations                        (48,001)               -              (48,001)               -
                                        --------          --------            --------          --------
     Total                              $702,532          $349,149            $245,085          $108,298
                                        ========          ========            ========          ========

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

     Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations, the Company's growth strategy, fluctuations in quarterly operating results, the integration of acquisitions, the restructuring charges, the final outcome of the Company's litigation with its former landlord, the effects of terrorist attacks, war and the economy on the Company's business, expected increases in operating efficiencies, anticipated trends in the business process outsourcing industry, referred to as BPO, estimates of future cash flows and allowances for impairments of purchased accounts receivable, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of legal proceedings, regulatory investigations and tax examinations, the effects of changes in accounting pronouncements, and statements as to trends or the Company's or management's beliefs, expectations and opinions. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "will," "would," "should," "guidance," "potential," "continue," "project," "forecast," "confident," and similar expressions are typically used to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with growth and acquisitions, including the acquisition of the assets of Risk Management Alternatives Parent Corp., referred to as RMA, and all of RMA's subsidiaries, and the acquisition of subsidiaries from Marlin Integrated Capital Holding Corporation, referred to as Marlin, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks related to the timing of contracts, risks related to purchased accounts receivable, risks related to possible impairments of goodwill and other intangible assets, risks associated with technology, risks related to the implementation of the Company's Enterprise Resource Planning system, referred to as ERP, risks related to the environmental liability related to the Medaphis acquisition, risks related to the final outcome of the Company's litigation with its former landlord, risks related to the Company's litigation, regulatory investigations and tax examinations, risks related to past or possible future terrorist attacks, risks related to the threat or outbreak of war or hostilities, risks related to the domestic and international economies, the risk that the Company will not be able to improve margins, risks related to the Company's international operations, risks related to the availability of qualified employees, particularly in new or more cost-effective locations, risks related to currency fluctuations, risks related to reliance on independent telecommunications service providers, risks related to changes in government regulations affecting the teleservices and telecommunications industries, risks related to competition from other outside providers of BPO services and the in-house operations of existing and potential clients, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2004, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

     The Company disclaims any intent or obligation to update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur, or otherwise.

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

     OVERVIEW

     We are a holding company and conduct substantially all of our business operations through our subsidiaries. We are a global provider of business process outsourcing services, referred to as BPO, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM, serving a wide range of clients in North America and abroad through our global network of approximately 100 offices. We also purchase and manage past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, and other consumer-oriented companies.

     On September 12, 2005, we acquired substantially all of the operating assets, including purchased portfolio assets, of RMA, a provider of accounts receivable management services and purchaser of accounts receivable, for $118.9 million in cash and the assumption of certain liabilities. We funded the purchase principally with financing from our senior credit facility. The purchase price included approximately $51.0 million for RMA's purchased portfolio assets, which was funded with $35.7 million of nonrecourse financing. In conjunction with the acquisition, on July 7, 2005, RMA and all of its domestic subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Ohio Eastern Division. The transaction was consummated under Sections 363 and 365 of the bankruptcy code.

     On September 1, 2005, we acquired the stock of seven wholly owned subsidiaries of Marlin Integrated Capital Holding Corporation, referred to as Marlin, a company that specializes in purchasing accounts receivable in the healthcare and utility sectors, for $86.8 million. The acquisition included purchased accounts receivable portfolio assets, several favorable forward-flow contracts and certain related operating assets. The acquisition of purchased accounts receivable portfolio assets was structured as an equity sharing arrangement under our nonrecourse credit facility. We funded our 50 percent portion of the acquisition of the portfolio assets and the acquisition of all of the operating assets with financing from our senior credit facility. Prior to the acquisition, Portfolio Management had a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC with IMNV Holdings, LLC, a subsidiary of Marlin.

     On May 25, 2005, we acquired Creative Marketing Strategies, referred to as CMS, a provider of CRM services, for $5.9 million. The purchase price included the contribution of a note receivable for $5.2 million that we received in 2000 in consideration for assets sold to a management-led group as part of a divestiture.

     THREE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO THREE MONTHS
        ENDED SEPTEMBER 30, 2004

     Revenue. Revenue increased $278,000, or 0.1 percent, to $246.3 million for the three months ended September 30, 2005, from $246.0 million for the three months ended September 30, 2004.

     Our operations are organized into four market specific divisions that include: ARM North America, CRM, Portfolio Management, and ARM International. For the three months ended September 30, 2005, these divisions accounted for $186.8 million, $44.9 million, $32.3 million, and $3.5 million of revenue, respectively. Included in ARM North America's revenue was $21.2 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in ARM International's revenue was $71,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation. For the three months ended September 30, 2004, the ARM North America, CRM, Portfolio Management and ARM International divisions accounted for $179.8 million, $52.8 million, $26.3 million and $3.3 million of revenue, respectively. Included in ARM North America's revenue was $16.1 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in ARM International's revenue was $99,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation.

     ARM North America's revenue increased $7.0 million, or 3.9 percent, to $186.8 million for the three months ended September 30, 2005, from $179.8 million for the three months ended September 30, 2004. The increase in ARM North America's revenue was primarily attributable the acquisition of RMA, which added $9.7 million of revenue for September, as well as an increase in fees from collection services performed for Portfolio Management. Included in the intercompany service fees for the three months ended September 30, 2005, was $1.1 million of commissions from the sale of a portfolio by Portfolio Management. These increases were offset in part by lower revenue due to a more difficult collection environment, which we attribute mainly to increased fuel costs, which left the consumer with less cash to make payments on their outstanding accounts, the inability to collect in the gulf coast region for all of September, due to the effects of the hurricanes, and a reduction in fees paid by clients as they attempt to reduce third party costs. We estimate that we lost approximately $2.5 million of revenue, during August and September, due to the effects of the hurricanes in the gulf coast region. ARM North America's revenue for the three months ended September 30, 2004 included revenue recorded from a long-term collection contract. The method of recognizing revenue for this long-term collection contract deferred certain revenues into future periods until collections exceeded collection guarantees, subject to limits. During the three months ended September 30, 2004, ARM North America earned $3.0 million of revenue from bonuses and recovery of penalties under this long-term collection contract. We expect that the increased cost of fuel, including higher heating costs during the winter months, will continue to adversely affect the ability of consumers to pay on their outstanding accounts.

     Revenue for the CRM division decreased $7.9 million, or 14.9 percent, to $44.9 million for the three months ended September 30, 2005, from $52.8 million for the three months ended September 30, 2004. The decrease in CRM's revenue was primarily due to the previously disclosed loss of business from a telecommunications client resulting from changes in the telecommunications laws in 2004. We have begun to implement recently committed client contracts, and the revenue from such opportunities is beginning to offset the lost revenue; however it did not have a meaningful impact on CRM's results for the three months ended September 30, 2005.

     Portfolio Management's revenue increased $6.0 million, or 22.6 percent, to $32.3 million for the three months ended September 30, 2005, from $26.3 million for the three months ended September 30, 2004. Revenue attributable to the RMA portfolio and Marlin portfolio acquisition was $1.4 million and $4.0 million, respectively, for the three months ended September 30, 2005. Portfolio Management's collections (excluding portfolio sales) increased $5.0 million, or
12.1 percent, to $46.2 million for the three months ended September 30, 2005, from $41.2 million for the three months ended September 30, 2004. Portfolio Management's revenue represented 70 percent of collections (excluding portfolio sales) for the three months ended September 30, 2005, as compared to 64 percent of collections (excluding portfolio sales) for the three months ended September 30, 2004. Revenue increased as a percentage of collections primarily due to higher collections on fully cost recovered portfolios. Because these portfolios are fully cost recovered, 100 percent of the collections are applied to revenue. Also contributing to the increase was better than expected collections on some of the older portfolios.

     ARM International's revenue increased $226,000, or 6.9 percent, to $3.5 million for the three months ended September 30, 2005, from $3.3 million for the three months ended September 30, 2004. The increase in ARM International's revenue was primarily attributable to additional revenue of $550,000 from RMA for September, offset in part by unfavorable changes in the foreign currency exchange rates used to translate ARM International's results of operations into U.S. dollars.

     Payroll and related expenses. Payroll and related expenses increased $1.6 million to $126.9 million for the three months ended September 30, 2005, from $125.3 million for the three months ended September 30, 2004, and increased as a percentage of revenue to 51.5 percent from 50.9 percent.

     ARM North America's payroll and related expenses increased $2.9 million to $88.1 million for the three months ended September 30, 2005, from $85.2 million for the three months ended September 30, 2004, but decreased slightly as a percentage of revenue to 47.2 percent from 47.4 percent. Payroll and related expenses as a percentage of revenue decreased primarily due to continued diligence in monitoring staffing levels in line with current results, as well as the use of offshore labor, agencies and attorneys. Included in ARM North America's payroll and related expenses for the three months ended September 30, 2005, were charges of $164,000 related to Hurricane Katrina.

     CRM's payroll and related expenses decreased $2.5 million to $35.2 million for the three months ended September 30, 2005, from $37.6 million for the three months ended September 30, 2004, but increased as a percentage of revenue to
78.3 percent from 71.3 percent. The increase in payroll and related expenses as a percentage of revenue was primarily attributable to the upfront expenses required to start up new clients without yet generating offsetting revenue, and not achieving the expected leverage of our fixed payroll costs over the lower revenue base this quarter.

     Portfolio Management's payroll and related expenses increased $978,000 to $1.5 million for the three months ended September 30, 2005, from $482,000 for the three months ended September 30, 2004, and increased as a percentage of revenue to 4.5 percent from 1.8 percent. Portfolio Management outsources all of the collection services to ARM North America and, therefore, has a relatively small fixed payroll cost structure. The increase in payroll and related expenses as a percentage of revenue was principally due to payroll and related expenses of corporate shared services.

     ARM International's payroll and related expenses increased $237,000 to $2.2 million for the three months ended September 30, 2005, from $1.9 million for the three months ended September 30, 2004, and increased as a percentage of revenue to 61.7 percent from 58.8 percent. The increase in payroll and related expenses as a percentage of revenue was attributable to payroll and related expenses of corporate shared services.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.7 million to $92.4 million for the three months ended September 30, 2005, from $84.7 million for the three months ended September 30, 2004, and increased as a percentage of revenue to 37.5 percent from 34.4 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the start-up of new clients in the CRM division. We incur the upfront expenses required to begin working for a new client, such as facilities and telephone expense, before we start generating revenue. Also during the quarter, we recorded charges of $591,000 related to the integration of RMA and $306,000 related to Hurricane Katrina. We expect that selling, general and administrative expenses will continue to be pressured in the future as clients attempt to negotiate lower collection fees as well as due to increased servicing requirements, and additional security and data lines which add incremental expenses with no offsetting revenue.

     Restructuring charge. During the three months ended September 30, 2005, we incurred restructuring charges of $2.4 million related to the restructuring of our ARM business in connection with the RMA acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities. We expect to record total additional charges of between $20.0 million and $25.0 million in the fourth quarter of 2005 and the first quarter of 2006.

     Depreciation and amortization. Depreciation and amortization increased to $11.3 million for the three months ended September 30, 2005, from $10.5 million for the three months ended September 30, 2004. The increase was attributable to the amortization of the customer relationships acquired in connection with acquisitions in 2005 and higher depreciation on additions to property and equipment during the quarter.

     Other income (expense). Interest and investment income for the three months ended September 30, 2005, included $136,000 for the two months during the quarter that we had a 50 percent ownership interest in a joint venture we had with Marlin prior to the acquisition in September 2005, as compared to $289,000 for the three months ended September 30, 2004. Interest expense increased to $5.5 million for the three months ended September 30, 2005, from $5.3 million for the three months ended September 30, 2004. The increase was attributable to higher principal balances as a result of borrowings made against the senior credit facility for the acquisitions during the quarter and higher interest rates, as well as Portfolio Management's additional nonrecourse borrowings to purchase accounts receivable. Other income for the three months ended September 30, 2005, included a $2.8 million gain from the sale of purchased accounts receivable and $532,000 in recoveries of aged accounts receivable that had been written off by RMH Teleservices, Inc., referred to as RMH, prior to the acquisition of RMH in April 2004.

     Income tax expense. Income tax expense for the three months ended September 30, 2005, decreased to $4.0 million, or 33.2 percent of income before income tax expense, from $7.6 million, or 36.4 percent of income before income tax expense, for the three months ended September 30, 2004. The decrease in the effective tax rate was primarily attributable to two tax credits received during the quarter. Due to the nature of one of the tax credits, we did not include it in our tax accruals until it was actually received.

     NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED TO NINE MONTHS
       ENDED SEPTEMBER 30, 2004

     Revenue. Revenue increased $51.3 million, or 7.3 percent, to $753.8 million for the nine months ended September 30, 2005, from $702.5 million for the nine months ended September 30, 2004.

     For the nine months ended September 30, 2005, our ARM North America, CRM, Portfolio Management, and ARM International divisions accounted for $577.8 million, $136.3 million, $87.9 million, and $9.9 million of revenue, respectively. Included in ARM North America's revenue was $57.8 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation and included in ARM International's revenue was $223,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation. For the nine months ended September 30, 2004, the ARM North America, CRM, Portfolio Management and ARM International divisions accounted for $555.8 million, $112.2 million, $72.1 million and $10.4 million of revenue, respectively. Included in ARM North America's revenue was $47.7 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation and included in ARM International's revenue was $312,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation.

     ARM North America's revenue increased $22.0 million, or 4.0 percent, to $577.8 million for the nine months ended September 30, 2005, from $555.8 million for the nine months ended September 30, 2004. The increase in ARM North America's revenue was primarily attributable to an increase in fees from collection services performed for Portfolio Management and the acquisition of RMA, which added $9.7 million of revenue for September. Included in the intercompany service fees for the nine months ended September 30, 2005, was $3.0 million of commissions from the sale of a portfolio by Portfolio Management. This increase was offset in part by lower revenue due to a more difficult collection environment, which we attribute mainly to increased fuel costs and the inability to collect in the gulf coast region for all of September. We lost approximately $2.5 million of revenue during August and September due to the effects of the hurricanes in the gulf coast region. ARM North America's revenue for the nine months ended September 30, 2005 and 2004 included revenue recorded from the long-term collection contract. The method of recognizing revenue for this long-term collection contract deferred certain revenues into future periods until collections exceeded collection guarantees, subject to limits. During the nine months ended September 30, 2005, ARM North America earned $3.4 million of revenue from bonuses and recovery of penalties, compared to $5.5 million for the nine months ended September 30, 2004.

     Revenue for the CRM division increased $24.1 million to $136.3 million for the nine months ended September 30, 2005, compared to $112.2 million for the same period a year ago. The CRM division was formed in the second quarter of 2004 with the acquisition of RMH on April 2, 2004 and, accordingly, is only included in the results since that date. Partially offsetting the increase in CRM's revenue was the previously disclosed loss of business from two telecommunications clients resulting from changes in the telecommunications laws in 2004. We have begun to implement recently committed client contracts, and the revenue from such opportunities is starting to offset the lost revenue; however it did not have a meaningful impact on CRM's results for the nine months ended September 30, 2005.

     Portfolio Management's revenue increased $15.8 million, or 21.9 percent, to $87.9 million for the nine months ended September 30, 2005, from $72.1 million for the nine months ended September 30, 2004. Revenue attributable to the RMA portfolio and Marlin portfolio acquisitions was $1.4 million and $4.0 million, respectively, for the nine months ended September 30, 2005. Portfolio Management's collections (excluding portfolio sales) increased $3.5 million, or
2.7 percent, to $130.6 million for the nine months ended September 30, 2005, from $127.1 million for the nine months ended September 30, 2004. Portfolio Management's revenue represented 67 percent of collections (excluding portfolio sales) for the nine months ended September 30, 2005, as compared to 57 percent of collections (excluding portfolio sales) for the nine months ended September 30, 2004. Revenue increased as a percentage of collections primarily due to higher collections on fully cost recovered portfolios. Because these portfolios are fully cost recovered, 100 percent of the collections are applied to revenue. Also contributing to the increase was better than expected collections on some of the older portfolios.

     ARM International's revenue decreased $569,000, or 5.4 percent, to $9.9 million for the nine months ended September 30, 2005, from $10.5 million for the nine months ended September 30, 2004. The decrease in ARM International's revenue was primarily attributable to several delays by clients in the placement of accounts receivable, offset partially by additional revenue from RMA of $550,000 for September.

     Payroll and related expenses. Payroll and related expenses increased $28.0 million to $377.2 million for the nine months ended September 30, 2005, from $349.1 million for the nine months ended September 30, 2004, and increased slightly as a percentage of revenue to 50.0 percent from 49.7 percent.

     ARM North America's payroll and related expenses increased $3.6 million to $265.0 million for the nine months ended September 30, 2005, from $261.4 million for the nine months ended September 30, 2004, but decreased as a percentage of revenue to 45.9 percent from 47.0 percent. The decrease in the payroll and related expenses as a percentage of revenue was primarily due to continued diligence in monitoring staffing levels in line with current results, as well as the use of offshore labor, agencies and attorneys. Included in ARM North

America's payroll and related expenses for the nine months ended September 30, 2005, were charges of $164,000 related to Hurricane Katrina.

     CRM's payroll and related expenses increased $21.9 million to $102.0 million for the nine months ended September 30, 2005, from $80.1 million for the nine months ended September 30, 2004, and increased as a percentage of revenue to 74.8 percent from 71.4 percent. The CRM division was formed in the second quarter of 2004 with the acquisition of RMH on April 2, 2004, and, accordingly, is only included in the results since that date. The CRM division has a more significant amount of payroll and related expenses as compared to the ARM business. The increase in payroll and related expenses as a percentage of revenue was attributable to the upfront expenses required to start up new clients without yet generating offsetting revenue, as well as not achieving the expected leverage of our fixed payroll costs over the lower revenue base this year. Additionally, payroll and related expenses were reduced $1.1 million during the nine months ended September 30, 2005, for training costs that had been previously accrued, but due to the loss of the telecommunications business were no longer a liability of NCO.

     Portfolio Management's payroll and related expenses increased $2.3 million to $3.9 million for the nine months ended September 30, 2005, from $1.6 million for the nine months ended September 30, 2004, and increased as a percentage of revenue to 4.4 percent from 2.2 percent. Portfolio Management outsources all of the collection services to ARM North America and, therefore, has a relatively small fixed payroll cost structure. The increase in payroll and related expenses as a percentage of revenue was principally due to payroll and related expenses of corporate shared services.

     ARM International's payroll and related expenses increased $319,000 to $6.3 million for the nine months ended September 30, 2005, from $6.0 million for the nine months ended September 30, 2004, and increased as a percentage of revenue to 64.2 percent from 57.6 percent. The increase as a percentage of revenue was attributable to the absorption of the fixed payroll costs over a smaller revenue base.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $31.7 million to $276.8 million for the nine months ended September 30, 2005, from $245.1 million for the nine months ended September 30, 2004, and increased as a percentage of revenue to 36.7 percent from 34.9 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to an increase in the use of outside attorneys and other third party service providers, and the start-up of new clients in the CRM division. We incur the upfront expenses required to begin working for a new client, such as facilities and telephone expense, before we start generating the offsetting revenue. During the nine months ended September 30, 2005, we recorded charges of $591,000 related to the integration of RMA and $306,000 related to Hurricane Katrina. Also contributing to the increase was the CRM division, which was formed in the second quarter of 2004 with the acquisition of RMH on April 2, 2004, and, accordingly, is only included in the results since that date.

     Restructuring charge. During the nine months ended September 30, 2005, we incurred restructuring charges of $2.4 million related to the restructuring of our ARM business in connection with the RMA acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities. We expect to record total additional charges of between $20.0 million and $25.0 million in the fourth quarter of 2005 and the first quarter of 2006.

     Depreciation and amortization. Depreciation and amortization increased to $33.0 million for the nine months ended September 30, 2005, from $29.4 million for the nine months ended September 30, 2004. The increase was attributable to the amortization of the customer relationships and depreciation of property and equipment acquired in the RMH acquisition on April 2, 2004, which is only included in the 2004 results since that date, as well as amortization of the customer relationships acquired in connection with acquisitions in 2005.

     Other income (expense). Interest and investment income included investment income of $377,000 for the nine months ended September 30, 2005, as compared to $1.3 million for the nine months ended September 30, 2004, from the 50 percent ownership interest in a joint venture that we had with Marlin prior to the acquisition in September 2005. The decrease from the prior year primarily reflects the joint venture's lower revenue due to lower purchases of accounts receivable during the second half of 2004 and 2005, due to the winding down of the joint venture. Interest expense decreased to $15.6 million for the nine months ended September 30, 2005, from $15.9 million for the nine months ended September 30, 2004. The decrease was attributable to lower principal balances as a result of debt repayments made in excess of borrowings against the credit facility during 2004 and the first half of 2005, offset partially by higher interest rates and Portfolio Management's additional nonrecourse borrowings to purchase accounts receivable. Other income for the nine months ended September 30, 2005, primarily included an $8.1 million gain from the sale of purchased accounts receivable and $532,000 in recoveries of aged accounts receivable that had been written off by RMH prior to the acquisition, offset in part by a $595,000 write-down of an investment that has been subsequently sold for the remaining carrying value. Other income for the nine months ended September 30, 2004, included a $621,000 gain related to a benefit from a deferred compensation plan assumed as part of the acquisition of FCA International Ltd. in May 1998.

     Income tax expense. Income tax expense for the nine months ended September 30, 2005, decreased to $22.0 million, or 37.0 percent of income before income tax expense, from $25.6 million, or 38.8 percent of income before income tax expense, for the nine months ended September 30, 2004. The decrease in the effective tax rate was primarily attributable to a settlement reached with the Federal Trade Commission, referred to as the FTC, related to their claim against us for alleged violations of the Fair Credit Reporting Act relating to certain aspects of our credit reporting practices during 1999 and 2000. In the first nine months of 2004, we recorded a liability and an expected client reimbursement for the settlement. The settlement with the FTC was not tax deductible; however due to uncertainties surrounding the exact nature of the settlement agreement, we were unable to determine at that time that the reimbursement would not be taxable, which resulted in a higher tax rate in the first nine months of 2004. In the fourth quarter of 2004, we determined that the reimbursement received from the client was not taxable, which resulted in a lower tax rate. Also contributing to the decrease in the effective tax rate were two tax credits received during the third quarter of 2005. Due to the nature of one of the tax credits, we did not include it in our tax accruals until it was actually received.

     LIQUIDITY AND CAPITAL RESOURCES

     Historically, our primary sources of cash have been bank borrowings, equity and debt offerings, and cash flows from operations. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

     We believe that funds generated from operations, together with existing cash and available borrowings under our senior credit agreement and nonrecourse credit agreement, will be sufficient to finance our current operations, planned capital expenditure requirements, and internal growth at least through the next twelve months. However, we could require additional debt or equity financing if we were to make any significant acquisitions for cash during that period.

     In June 2005, we refinanced our senior credit facility, referred to as the Credit Facility, to increase our borrowing capacity. The refinancing of this facility provides the availability to pay our convertible notes when they become due in April 2006. We are required to reserve sufficient capacity to repay the convertible notes until such time as the notes convert or are otherwise retired. In June 2005, we also entered into a new nonrecourse credit facility with a lender, and extended our existing exclusivity agreement with the lender through June 30, 2009, for larger purchases of accounts receivable portfolios.

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

     Cash Flows from Operating Activities. Cash provided by operating activities was $88.4 million for the nine months ended September 30, 2005, compared to $76.3 million for the nine months ended September 30, 2004. The increase in cash provided by operations was primarily attributable to an $8.0 million increase in accounts payable and accrued expenses compared to a decrease of $7.9 million in the prior year, and a $29,000 decrease in trade accounts receivable compared to a $10.5 million decrease in the prior year. These items were offset in part by an $871,000 million decrease in income taxes payable for the nine months ended September 30, 2005, compared to a $7.9 million increase in the prior year period, and a reduction of $900,000 of restricted cash during the nine months ended September 30, 2005 compared to a reduction of $4.5 million during the nine months ended September 30, 2004, due to the repayment of a portion of the securitized nonrecourse debt. During the nine months ended September 30, 2005, $10.3 million was transferred out of the bonus receivable, compared to a $1.5 million decrease in the prior year, related to the settlement of the long-term collection contract. This was offset by a $17.5 million decrease in deferred revenue compared to a $6.3 million decrease in the prior year.

     Cash Flows from Investing Activities. Cash used in investing activities was $174.5 million for the nine months ended September 30, 2005, compared to $3.8 million for the nine months ended September 30, 2004. Cash flows from investing activities did not include Portfolio Management's purchases of large accounts receivable portfolios financed prior to the amendment of our nonrecourse debt agreement with a lender in June 2005. Under the previous agreement, this was a noncash transaction because the lender sent payment directly to the seller of the accounts (see note 12 to our Notes to Consolidated Financial Statements). The increase in cash used in investing activities was primarily attributable to the net cash paid for the two acquisitions in September 2005, which was offset in part by the 50 percent minority interest investment by our nonrecourse lender. Also partially offsetting the increase was $8.4 million of proceeds from the sale of purchased accounts receivable during the nine months ended September 30, 2005.

     Cash Flows from Financing Activities. Cash provided by financing activities was $98.5 million for the nine months ended September 30, 2005, compared to cash used in financing activities of $84.2 million for the nine months ended September 30, 2004. Cash flows from financing activities did not include Portfolio Management's borrowings under nonrecourse debt used to purchase large accounts receivable portfolios financed prior to the amendment of our nonrecourse debt agreement with a lender in June 2005. Under the previous agreement, this was a noncash transaction since the lender sent payment directly to the seller of the accounts (see note 12 to our Notes to Consolidated Financial Statements). The increase in cash provided by financing activities was due to borrowings of $135.5 million under the revolving credit agreement during the nine months ended September 30, 2005 to fund the two acquisitions in September. The lower repayments of borrowings under the revolving credit agreement during the nine months ended September 30, 2005, compared to the prior year was due to the use of cash to pay for acquisitions. These increases were offset in part by higher issuances of common stock in 2004 in connection with stock option activity.

     Senior Credit Facility. In June 2005, we amended and restated our Credit Facility with various participating lenders. The amended and restated Credit Facility is structured as a $300 million revolving credit facility with an option to increase our borrowing capacity to a maximum of $400 million, subject to obtaining commitments for such incremental capacity from existing or new lenders. The Credit Facility requires no minimum principal payments until June 18, 2010, the maturity date. At September 30, 2005, the balance outstanding on the Credit Facility was $158.0 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($4.6 million at September 30, 2005). As of September 30, 2005, we had $137.4 million of remaining availability under the revolving credit facility; however, $125.0 million of this has been reserved to repay our convertible notes, which mature in April 2006.

     All borrowings bear interest at a rate equal to either, at our option, the prime rate (6.75 percent at September 30, 2005) or LIBOR (3.86 percent at September 30, 2005) plus a margin of 0.75 percent to 1.50 percent, which is determined quarterly based upon our consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio. We are charged a fee on the unused portion of the Credit Facility of 0.20 percent to 0.30 percent depending on our consolidated funded debt to EBITDA ratio. The effective interest rate on the Credit Facility was approximately 4.94 percent and 3.52 percent for the three months ended September 30, 2005 and 2004, respectively, and 4.85 percent and 3.73 percent for the nine months ended September 30, 2005 and 2004, respectively.

     Borrowings under the Credit Facility are collateralized by substantially all of our assets. The Credit Facility contains certain financial and other covenants, such as maintaining net worth and funded debt to earnings before interest, taxes, depreciation, and amortization, referred to as EBITDA, requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, and transactions with affiliates. If an event of default, such as failure to comply with covenants or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. As of September 30, 2005, we were in compliance with all required financial covenants and we were not aware of any events of default.

     Convertible Notes. At September 30, 2005, we had $125.0 million aggregate principal amount of 4.75 percent convertible subordinated notes due April 15, 2006, referred to as the Notes. The Notes are convertible into our common stock at a conversion price of $32.92 per share. The Notes continue to be classified as a long-term liability on the balance sheet because we have the ability and intend to repay the Notes utilizing our Credit Facility.

     Nonrecourse Credit Facility. On June 30, 2005 Portfolio Management amended and restated its credit facility with a lender and extended its existing exclusivity agreement with such lender through June 30, 2009. The new agreement provides that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement similar to the original agreement, or under various equity sharing arrangements ranging from 25 percent to 50 percent equity provided by the lender. The lender will finance non-equity borrowings at 70 percent of the purchase price, unless otherwise negotiated, with floating interest at a rate equal to LIBOR plus 2.50 percent. As additional return, the lender receives 28 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by Portfolio Management, including interest. These borrowings are nonrecourse to us and are due two years from the loan commencement. We may terminate the agreement at any time after June 2007 for a cost of $250,000 for each remaining month under the new agreement. If the amendment is terminated, the original agreement remains in effect and all borrowings are subject to those terms. The previous financing arrangement as described below remains in effect for outstanding loans as of June 30, 2005.

     Under the prior agreement, Portfolio Management had a four-year financing agreement with the lender that originally was to expire in August 2006, to provide financing for larger purchases of accounts receivable at 90 percent of the purchase price, unless otherwise negotiated. The lender, at its sole discretion, had the right to finance any purchase of $4.0 million or more. This agreement had no minimum or maximum credit authorization. Borrowings carry interest at the prime rate plus 3.25 percent and are nonrecourse to us, except for the assets financed through the lender. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and Portfolio Management's original investment is returned, including interest. Thereafter, the lender is paid a residual of 40 percent of collections, less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement, in addition to other remedies. Total debt outstanding under this facility as of September 30, 2005, was $75.0 million, including $5.6 million of accrued residual interest. As of September 30, 2005, Portfolio Management was in compliance with all of the financial covenants.

     As part of the exclusivity agreement described above, Portfolio Management has a joint venture agreement with the lender to purchase larger portfolios through a newly created joint venture, whereby Portfolio Management owns 65 percent and the lender owns 35 percent of the joint venture. Each party will finance the joint venture based on predetermined percentages as negotiated for each portfolio purchase. Cash flows from the joint venture are based on the mix of partner loans and equity contributions to the joint venture. The equity share of the new agreement replaces the residual cash flows under the former agreement. The joint venture has been consolidated into our results and a minority interest has been recorded for the lender's equity ownership. At September 30, 2005, we had $5.4 million of debt outstanding under the joint venture, which is included in the nonrecourse credit facility debt outstanding disclosed above.

     Contractual Obligations. We have two fixed price agreements, or forward-flows, with retailers that obligate us to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. We are obligated to purchase accounts receivable of approximately $160,000 and $60,000 per month through January 2006 and April 2006, respectively.

     In connection with the Marlin acquisition, we acquired several forward-flows with institutions to purchase medical and utility portfolios of charged-off accounts receivable meeting certain criteria, aggregating approximately $1.2 million per month. The agreements can be terminated with 30 days, 60 days or 90 days written notice.

     MARKET RISK

     We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in corporate tax rates, and inflation. We employ risk management strategies that may include the use of derivatives, such as interest rate swap agreements, interest rate ceilings and floors, and foreign currency forwards and options to manage these exposures.

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

     Interest Rate Risk. At September 30, 2005, we had $239.7 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year.

     CRITICAL ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations: goodwill, customer relationships, revenue recognition for purchased accounts receivable, allowance for doubtful accounts, notes receivable and income taxes. These and other critical accounting policies are described in note 2 to these financial statements, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
note 2 to our 2004 financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004. During the nine months ended September 30, 2005, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies, except for the change in revenue recognition for purchased accounts receivable due to our adoption of Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," referred to as SOP 03-3 on January 1, 2005.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     FASB Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," referred to as SFAS 123R, which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," referred to as APB 25. SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values, as currently permitted but not required under SFAS 123. The standard will apply to newly granted awards and previously granted awards that are not fully vested on the date of adoption. Companies must adopt SFAS 123R no later than the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, we will adopt the standard on January 1, 2006.

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

     We currently account for stock option grants to employees under APB 25 using the intrinsic value method, as permitted by SFAS 123. Under APB 25, because the exercise price of the stock options equals the fair value of the underlying common stock on the date of grant, no compensation cost is recognized. We do not anticipate that the adoption of SFAS 123R will have a material impact on our cash flows or financial position, but it will reduce reported net income and earnings per share because under SFAS 123R we will be required to recognize compensation expense for stock options granted to employees. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on our results of operations and earnings per share had we adopted SFAS 123, is described in note 2 to our Notes to Consolidated Financial Statements.

     SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Effective January 1, 2005, the Company adopted AICPA Statement of Position 03-3, "Accounting for Loans or Certain Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual versus expected cash flows over an investor's initial investment in certain loans when such differences are attributable, at least in part, to credit quality. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 15, 2004, and amends PB6 for loans acquired in fiscal years before the effective date.

     Under SOP 03-3, if the collection estimates established when acquiring a portfolio are subsequently lowered, an allowance for impairment and a corresponding expense is established in the current period for the amount required to maintain the original internal rate of return, or "IRR," expectations. Prior guidance required lowering the IRR for the remaining life of the portfolio. If collection estimates are raised, increases are first used to recover any previously recorded allowances and the remainder is recognized prospectively through an increase in the IRR. This updated IRR must be used for subsequent valuation allowance testing.

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

     FASB Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", referred to as SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

ITEM 4.
                             CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management, with participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management, including our chief executive officer and chief financial officer, is timely alerted to material information relating to the Company required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the quarter ended September 30, 2005, there has not occurred any change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Securities and Exchange Commission:

     In January 2005, the Company received notification from the Staff of the Securities and Exchange Commission ("the Staff") informing the Company that it intended to issue a formal notification (commonly known as a "Wells notice") to NCO and certain of its officers recommending that the Securities and Exchange Commission ("the SEC") bring civil proceedings against NCO and such officers alleging violations of certain non-fraud provisions of the federal securities laws relating to financial reporting and internal control requirements. The potential violations related to the Company's revenue recognition policy in connection with a long-term collection contract, which the Company had previously corrected in 2003, and the Company's revenue recognition policy regarding the timing of revenue recognized on certain cash receipts related to contingency revenues.

     The notification from the Staff informed the Company that the Company's long-standing policy with respect to the timing of revenue recognized on certain cash receipts related to contingency revenues was inconsistent with the Staff's interpretation of SAB 104. The Company previously recognized contingency fee revenue attributable to payments postmarked prior to the end of the period and received in the mail from the consumers on the first business day after such period as applicable to the prior reporting period. This revenue recognition policy had been in effect since prior to NCO becoming a public company and was consistently applied over time. The Company corrected its policy in the fourth quarter of 2004 in order to recognize revenue when physically received. The impact of this correction was a $2.7 million reduction in revenue and a $947,000 reduction in net income, or $0.03 per diluted share, for the three months ended December 31, 2004. Such correction did not have a material impact on the comparability of operating results for the three and nine months ended September 30, 2005 and 2004.

     In September 2005, the Company reached a final settlement with the SEC, concluding the SEC's investigation of the Company and certain of its officers. Without admitting or denying any wrongdoing, the Company consented to the entry of an administrative order directing it to cease and desist from committing or causing violations of certain non-fraud provisions of the federal securities laws relating to financial reporting and internal control requirements, now and in the future. The Company will not pay any civil monetary penalty in connection with the settlement. The investigation did not lead to any sanctions being levied against any of the Company's officers.

     For information regarding the Company's other Legal Proceedings, see the Company's Form 10-K for the year ended December 31, 2004, and the Company's Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

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

     None - not applicable

Item 3.  Defaults Upon Senior Securities

     None - not applicable

Item 4.  Submission of Matters to a Vote of Shareholders

     None - not applicable

Item 5.  Other Information

     None - not applicable

Item 6.  Exhibits
-------  --------

     2.1 Purchase Agreement, dated as of July 6, 2005, by and among NCOP Capital Resource, LLC ("Purchaser") and RMA and Risk Management Alternatives Holdings, Inc., Risk Management Alternatives International Limited, Resource Recovery Consultants, Inc., RMA Intermediate Holdings Corporation, RMA Management Services, Inc., Risk Management Alternatives International Corp. Canada, National Revenue Corporation, Risk Management Alternatives, Inc., Risk Management Alternatives Portfolio Services, LLC, RMA Holdings LLC, Purchased Paper LLC and Risk Management Alternatives Solutions LLC (collectively, the "Subsidiaries," and RMA and the Subsidiaries are collectively referred to as the "Seller Parties") (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2005).

     2.2 First Amendment and Acknowledgement to Purchase Agreement, dated as of August 23, 2005, by and among Purchaser and Seller Parties (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2005).

     2.3 Second Amendment and Acknowledgement to Purchase Agreement, dated as of August 31, 2005, by and among Purchaser and Seller Parties (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2005).

     2.4 Guarantee, dated as of July 6, 2005, by NCO Group, Inc. in favor of and for the benefit of Risk Management Alternatives Parent Corp.

     10.1 Credit Agreement, dated as of November 26, 2002, by and among NCOP Capital, Inc. as Borrower and CFSC Capital Corp. XXXIV as Lender (incorporated by reference to Exhibit 10.48 to NCO Portfolio Management Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 13, 2003).

     10.2 Second Amendment to Credit Agreement, dated as of June 30, 2005, by and among NCOP Capital, Inc. as Borrower and CFSC Capital Corp. XXXIV as Lender.

     10.3 Amended and Restated Exclusivity Agreement, dated as of June 30, 2005, by and among CFSC Capital Corp. XXXIV and NCOP Lakes, Inc., NCO Financial Systems, Inc., NCO Portfolio Management, Inc., NCO Group, Inc., NCOP Capital, Inc., and NCOP Capital I, LLC. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

     10.4 Form of Employee Stock Option Award pursuant to 2004 Equity Incentive Plan.

     10.5 Form of Director Stock Option Award pursuant to 2004 Equity Incentive Plan.

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



Date:    November 9, 2005         By:  Michael J. Barrist
                                       ------------------
                                       Michael J. Barrist
                                       Chairman of the Board, President
                                       and Chief Executive Officer
                                       (principal executive officer)



Date:    November 9, 2005         By:  Steven L. Winokur
                                       -----------------
                                       Steven L. Winokur
                                       Executive Vice President, Chief
                                       Financial Officer, and Chief Operating
                                       Officer - Shared Services
                                       (principal financial officer)



Date:    November 9, 2005         By:  John R. Schwab
                                       --------------
                                       John R. Schwab
                                       Senior Vice President, Finance
                                       and Chief Accounting Officer
                                       (principal accounting officer)

                                  Exhibit Index

  Exhibit No.                         Description
  -----------                         -----------
     2.1 Purchase Agreement, dated as of July 6, 2005, by and among NCOP Capital Resource, LLC ("Purchaser") and RMA and Risk Management Alternatives Holdings, Inc., Risk Management Alternatives International Limited, Resource Recovery Consultants, Inc., RMA Intermediate Holdings Corporation, RMA Management Services, Inc., Risk Management Alternatives International Corp. Canada, National Revenue Corporation, Risk Management Alternatives, Inc., Risk Management Alternatives Portfolio Services, LLC, RMA Holdings LLC, Purchased Paper LLC and Risk Management Alternatives Solutions LLC (collectively, the "Subsidiaries," and RMA and the Subsidiaries are collectively referred to as the "Seller Parties") (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2005).

     2.2 First Amendment and Acknowledgement to Purchase Agreement, dated as of August 23, 2005, by and among Purchaser and Seller Parties (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2005).

     2.3 Second Amendment and Acknowledgement to Purchase Agreement, dated as of August 31, 2005, by and among Purchaser and Seller Parties (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2005).

      2.4 Guarantee, dated as of July 6, 2005, by NCO Group, Inc. in favor of and for the benefit of Risk Management Alternatives Parent Corp.

     10.1 Credit Agreement, dated as of November 26, 2002, by and among NCOP Capital, Inc. as Borrower and CFSC Capital Corp. XXXIV as Lender (incorporated by reference to Exhibit 10.48 to NCO Portfolio Management Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 13, 2003).

     10.2 Second Amendment to Credit Agreement, dated as of June 30, 2005, by and among NCOP Capital, Inc. as Borrower and CFSC Capital Corp. XXXIV as Lender.

     10.3 Amended and Restated Exclusivity Agreement, dated as of June 30, 2005, by and among CFSC Capital Corp. XXXIV and NCOP Lakes, Inc., NCO Financial Systems, Inc., NCO Portfolio Management, Inc., NCO Group, Inc., NCOP Capital, Inc., and NCOP Capital I, LLC. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

     10.4 Form of Employee Stock Option Award pursuant to 2004 Equity Incentive Plan.

     10.5 Form of Director Stock Option Award pursuant to 2004 Equity Incentive Plan.

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