Form 10-K
period 2005-12-31
NCO GROUP INC
filed 2006-03-16
CIK 1022608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 0-21639

NCO GROUP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2858652 (IRS Employer Identification No.)

507 Prudential Road, Horsham, Pennsylvania (Address of principal executive offices)	19044 (Zip Code)

Registrant’s telephone number, including area code (215) 441-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, no par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       No

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes       No

The aggregate market value of voting and nonvoting common equity held by non-affiliates was approximately $638,918,772 (1).

The number of shares of the registrant’s common stock outstanding as of March 14, 2006 was 32,300,989.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement to be filed in connection with its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report; provided, however, that the Compensation Committee Report, the Audit Committee Report, the graph showing the performance of the Company’s stock and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934. Other documents incorporated by reference are listed in the Exhibit Index.

(1)The aggregate market value of the voting and nonvoting common equity held by non-affiliates set forth equals the number of shares of the registrant’s common stock outstanding, reduced by the number of shares of common stock held by officers, directors and shareholders owning 10 percent or more of the registrant’s common stock, multiplied by $21.63, the last reported sale price for the registrant’s common stock on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq National Market. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that such person is the beneficial owner of the shares reported as being held by such person, and any such inference is hereby disclaimed. The information provided herein is included solely for record-keeping purposes of the Securities and Exchange Commission.

Back to Contents

As used in this Annual Report on Form 10-K, unless the context otherwise requires, “we,” “us,” “our,” “Company” or “NCO” refers to NCO Group, Inc. and its subsidiaries.

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K, including without limitation statements in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than statements of historical fact, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company’s expected future results of operations, the Company’s growth strategy, fluctuations in quarterly operating results, the integration of acquisitions, restructuring charges, the final outcome of the Company’s litigation with its former landlord, the effects of terrorist attacks, war and the economy on the Company’s business, expected increases in operating efficiencies, anticipated trends in the business process outsourcing industry, referred to as BPO, estimates of future cash flows and allowances for impairments of purchased accounts receivable, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of legal proceedings, regulatory investigations and tax examinations, the effects of changes in accounting pronouncements, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with growth and acquisitions, including the acquisition of the assets of Risk Management Alternatives Parent Corp., referred to as RMA, and all of RMA’s subsidiaries, and the acquisition of subsidiaries from Marlin Integrated Capital Holding Corporation, referred to as Marlin, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks relating to the timing of contracts, risks related to purchased accounts receivable, risks related to possible impairment of goodwill and other intangible assets, risks related to union organizing efforts at the Company’s facilities, risks associated with technology, risks related to the implementation of the Company’s Enterprise Resource Planning system, risks related to the final outcome of the Company’s litigation with its former landlord, risks related to the Company’s litigation, regulatory investigations and tax examinations, risks related to past or possible future terrorist attacks, risks related to the threat or outbreak of war or hostilities, risks related to the domestic and international economies, the risk that the Company will not be able to improve margins, risks related to the Company’s international operations, risks related to the availability of qualified employees, particularly in new or more cost-effective locations, risks related to currency fluctuations, risks related to reliance on independent telecommunications service providers, risks related to changes in government regulations affecting the teleservices and telecommunications industries, risks related to competition from other outside providers of BPO services and the in-house operations of existing and potential clients, and other risks described under Item 1A. “Risk Factors” or in the Company’s other filings made from time to time with the Securities and Exchange Commission, referred to as the SEC, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

Back to Contents

The Company disclaims any intent or obligation to publicly update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur or otherwise.

PART I

Item 1.	Business.

General

NCO Group, Inc. is a holding company, formed in 1996 as a Pennsylvania corporation, and conducts substantially all of its business operations through its subsidiaries. NCO is a global provider of business process outsourcing services, referred to as BPO, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM. Our portfolio of outsourcing solutions includes accounts receivable management, contact center support and back office support services for a diversified customer base. We support essential business functions across key portions of the customer life cycle including acquisition, growth, care, resolution and retention. Our extensive industry knowledge, technological expertise, management depth, and long-standing client relationships enable us to deliver customized solutions that help our clients reduce their operating costs, increase cash flow, and improve their customers’ experience. We provide our services through our customer-driven model that provides optimal performance, leading-edge technology, proven efficiency and quality, to a wide range of clients in North America and abroad. We have approximately 20,000 full and part-time employees who provide our services through our global network of 100 offices. We also purchase and manage past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

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

Industry Background

Increasingly, companies are outsourcing many essential, non-core business functions to focus on revenue-generating activities and core competencies, reduce costs and improve productivity. In particular, many large corporations are recognizing the advantages of outsourcing accounts

Back to Contents

receivable management and customer service and support. This trend is being driven by a number of industry-specific factors:

•	First, companies are under greater pressure to streamline resources, cut costs and focus on core competencies.
•	Second, the increasing complexity of collection and other customer service processes requires sophisticated call management and database systems for efficient operations.
•	Third, many businesses lack the expertise, resources and infrastructure necessary to provide optimal customer support due to the growing scope and complexity of such activities.
•	Fourth, the trend in certain industries to outsource essential, non-core functions due to competitive pressures, regulatory considerations and/or required capital expenditures.

We operate in a large industry with growth opportunities. Growth in the BPO industry has been driven by the increasing utilization of BPO services, the continuing growth in consumer and commercial debt, and an increased focus on building long-term customer relationships. IDC, a global market intelligence and advisory firm, expects such positive market dynamics to continue over the next year and expects the BPO industry to expand in the next five years, according to market analysis data published in 2005. The primary market sectors we support are financial services, telecommunications, healthcare, utilities, retail and commercial, transportation/logistics, education, technology and government.

The BPO industry remains highly fragmented, although consolidation is increasing. The top providers are large multinational companies, however, according to IDC, no single service provider has more than a seven percent share of the total market. We believe that many smaller competitors have insufficient capital to expand and invest in technology and are unable to adequately meet the geographic coverage, and regulatory and quality standards demanded by businesses seeking to outsource their essential, non-core business functions.

Strategy

Our strategy is to continue to strengthen our position in the ARM and CRM marketplaces, and expand our service offerings to other contiguous BPO services.

Expand our relationships with clients – An integral component of our growth strategy is focused on the expansion of existing client relationships. These relationships and the resulting opportunities continue to grow in both scale and complexity. We believe these relationships will continue to transition from vendor relationships, focusing on the operational delivery of services, to strategic partnerships focused on long-term, goal-oriented delivery of services.

Enhance our operating margins – We intend to continue to pursue the following initiatives to increase profitability:

•	restructuring of legacy ARM business;
•	standardization of systems and practices;
•	consolidation of facilities;
•	automation of clerical functions;
•	utilization of near shore and/or offshore labor;
•	statistical analysis to improve performance and reduce operational expenses; and
•	leveraging our global size and reach.

Back to Contents

Business process improvements – We continually strive to develop and enhance our technology and infrastructure with initiatives that improve the efficiency of our operations and enhance client service. Examples of recent initiatives include:

• Pattern recognition system: In December 2005, we acquired a proprietary pattern recognition system designed to determine the patterns and profiles that precede customer decisions such as purchase or defection. Leveraging predictive analytic technologies increases the ability to predict customers’ behavior, thus improving the results of the outsourced solutions we provide to our clients as well as improving our purchased portfolio analytics.

• Enterprise resource planning system: In 2004, we began planning a multi-year implementation of an enterprise resource planning system, referred to as ERP. Key objectives were to transform key business platforms to enable improved operating efficiencies, integrated management information across the enterprise and leading practices in managing controls. In 2005, we successfully converted our financial, human resources and CRM platforms in accordance with such plan. In 2006, our plan is to continue with targeted and strategic initiatives that leverage the investments of 2005. This implementation will enable us to more efficiently manage the changing requirements of our industry and clients, and provide critical business information to more effectively operate our business.

• Enhanced data management and analytics:  We have implemented both client-specific and pooled segmentation models to better focus our collections efforts. These models, coupled with iterative segment-based treatment testing, provide benefits by reducing operational expense and increasing collection revenues.

• Online access for subcontractor agencies: Leveraging the technology used to service our Attorney Network System, which brings us online with over 100 law firms across the United States, we have expanded this system to also support the data exchange requirements with other agencies we utilize to service accounts. These agencies are now able to receive, process, and return updates using the latest web server technology.

• Quality control over client data exchange: We have continued to enhance a proprietary software product that tracks both the client inbound files and the client remittance files. This system now incorporates all the features for both quality and production control.

• E-commerce initiatives: We have implemented e-commerce initiatives for specific client programs in key market sectors. Additionally, we are implementing technologies to allow communication with our clients’ customers through other web-based tools, including email response, interactive chat, and voice over Internet protocol technologies, as well as electronic bill presentment and payment. We have developed web-based platforms that process real-time credit card authorizations and electronic bank draft payments that are applied to customer accounts on our clients’ billing system. The system is available to the clients’ employees inside their own call centers and to their customers for self-service over the Internet.

• On-going business process reengineering: We continue to drive improved performance and reduced cost through our on-going focus on business process improvement. We implemented significant behind-the-scenes technology to streamline and improve all operations, including automated internal skip tracing, dedicated connectivity between facilities, automated mail extraction and payment posting equipment, and additional system storage capacity. We also implemented web-enabled reporting technology to replace the need for other forms of electronic reporting or hard copy reports.

Back to Contents

• Technology support center: Our industry-leading Information Technology (“IT”) infrastructure monitoring and management system provides graphical displays and a notification system that rapidly alerts trained staff to potential business-impacting problems. In many cases, the staff is alerted before the end-user community is affected. This industry innovation allows us to combine the classic IT Help Desk and the first and second levels of systems and network administration roles to provide maximized return on investment, increased quality of end-user support, and a single point of information coordination and dissemination to our end users and business management.

• Enhanced data security: We continue to deploy both physical and system security enhancements to help ensure ongoing protection and privacy of NCO and client data as well as network and systems hardening. We incorporate state of the art password, access and authentication controls, and have empashized security awareness training programs.

Expand internationally – We believe that business process outsourcing is gaining widespread acceptance throughout Canada, Europe and Australasia. Our international expansion strategy is designed to capitalize on each of these markets in the near term, as well as continue to develop access to lower-cost foreign labor. Our subsidiary in Canada is one of the largest providers of BPO services in Canada. We also operate a significant operation in Europe. We expect to further penetrate these markets through increased sales of ARM and CRM services, as well as through the pursuit of accounts receivable purchase opportunities. Additionally, we expect to pursue direct investments, strategic alliances and partnerships as well as further explore acquisitions in these markets and other markets.

In addition to providing services to these core markets, we also provide our domestic clients with a cost-effective option of using such foreign labor markets as Canada, the Philippines, India, Panama and the Caribbean to provide effective services. We currently have approximately 6,100, 1,200, 700, 500 and 200 telephone representatives working in Canada, the Philippines, India, the Caribbean and Panama for our U.S. clients, respectively. We are in the process of expanding our presence in these markets as well as exploring new opportunities in other labor markets such as Eastern Europe, Central America and other parts of the Caribbean.

Purchase of delinquent accounts receivable – Since 1999, we have expanded our portfolio purchase platform. In 2005, we expanded our presence in the medical and utilities industries, as well as with telecom companies and credit card issuers. Purchases totaled $180.2 million for 2005, compared to $89.7 million in 2004 and $74.3 million in 2003. Our strategic plan focuses on sourcing opportunities for larger purchases, which we currently believe is a less competitive arena. In 2005, we were successful in executing our plan by acquiring several larger portfolios, including portfolios acquired through the acquisition of subsidiaries of Marlin Integrated Capital Holding Corporation, referred to as Marlin, for approximately $66 million, and the acquisition of Risk Management Alternatives Parent Corp., referred to as RMA, for approximately $51 million. These two purchases were our largest since entering the business.

The market for distressed consumer receivables continues to attract significant new capital. Over the last two years, established companies have completed initial public offerings, private and public competitors have announced new credit facilities to purchase portfolios, and several new entrants have emerged. The number of portfolios available for sale has increased as well, but we believe the demand outweighs the supply, and as a result, the purchase price for portfolios has been on the rise for some time. Our strategy of seeking sizable opportunities has met with success, and we will continue to pursue larger opportunities. We believe the combination of financial strength,

Back to Contents

our sophisticated technology network, focus on compliance, and the scalability of our servicing platform gives us an advantage over our competition.

We also expect to see growth in international purchase opportunities. In December 2005, we entered into a fixed price, or “forward-flow”, agreement with a British arm of a large U.S. bank to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria for a 12-month period. Since the acquisition of the minority interest in NCO Portfolio Management, Inc. in 2004, we have begun to unite our U.S.-based purchasing group with our international purchasing groups under one combined set of underwriting, purchasing and performance maximization teams.

While our principal portfolios continue to be larger credit card and similar U.S. based consumer receivables, our growth strategy includes the expansion into telecommunications, utilities, medical and other generally smaller balance receivables. Through our acquisition of the portfolio of purchased accounts receivable from Marlin for approximately $66 million, we became one of the largest buyers of medical and utility consumer debt.

Operationally, we have increased our focus on improving collections, reducing servicing costs and maximizing returns on our purchased portfolio investments. Through enhanced analysis of portfolio performance, we have been able to target more profitable segments within a portfolio. In 2005 we also began a process of identifying and selling older, unresolved accounts that we believe have a low probability of collection and/or can be sold currently for more than we can collect over time, net of servicing costs. These accounts have a low carrying value, and the sales price of the accounts is often higher than the present value of holding them. To date, we have not experienced any material adverse affect on the cash flows of the older portfolios as a result of this process.

Explore strategic acquisition opportunities – During 2005, we completed three acquisitions: Creative Marketing Strategies, referred to as CMS, in May 2005 for $5.9 milion, seven wholly owned subsidiaries of Marlin Integrated Capital Holding Corporation, referred to as Marlin, in September 2005 for $88.4 million, and substantially all of the operating assets, including purchased portfolio assets, of Risk Management Alternatives Parent Corp. and its subsidiaries, referred to as RMA, in September 2005 for $118.9 million.

The business process outsourcing industry is highly fragmented in the United States. The vast majority of these participants are small, local businesses. Although our current focus is on internal growth and the integration of the RMA and Marlin acquisitions, we believe we will continue to find attractive acquisition opportunities over time.

Services

We provide the following BPO services:

Accounts Receivable Management and Collection

We provide a wide range of ARM services to our clients by utilizing an extensive technological infrastructure. Although traditional ARM services have focused on the recovery of delinquent accounts, we also engage in the recovery of current accounts receivable and early stage delinquencies (generally, accounts that are 90 days or less past due). We generate approximately 65 percent of our ARM revenue from the recovery of delinquent accounts receivable on a contingency fee basis. In addition, we generate revenue from fixed fees for certain accounts receivable management and collection and other related services. We seek to be a low-cost provider and, as

Back to Contents

such, our contingent fees typically range from 15 percent to 35 percent of the amounts recovered on behalf of our clients. Our average fee for contingency-based revenue across all industries, excluding our one long-term collection contract, was approximately 18 percent during 2005, and 19 percent during 2004 and 2003.

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

Account Notification. We initiate the recovery process by forwarding a preliminary letter that is designed to seek payment of the amount due or open a dialogue with client’s customers. This letter also serves as an official notification to each client’s customer of his or her rights as required by the Federal Fair Debt Collection Practices Act. We continue the recovery process with a series of mail and telephone notifications. Telephone representatives remind the client’s customer of their obligation, inform them that their account has been placed for collection with us and begin a dialogue to develop a payment program.

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

Back to Contents

Third Party Collection Services. The most common challenges encountered by companies are how to prompt seriously delinquent customers to make payment before they are charged off as uncollectible or to collect the full balance after charge-off. Our third party collection services communicate a sense of urgency to seriously delinquent customers during these periods, reducing net charge-offs and the cost of collection.

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

Payment Processing. After we receive payment from the client’s customer, depending on the terms of our contract with the client, we can either remit the amount received minus our fee to the client or remit the entire amount received to the client and subsequently bill the client for our collection services.

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

Back to Contents

Product and Technical Support. In support of the increasing dependence of customers and businesses on technology, prompt and accurate responses to technology inquires, product-related support issues, and service related concerns has become a cornerstone to maintaining high customer satisfaction and achieving retention goals. Our product support services include help desk, troubleshooting, warranty, recall, and upgrade support. We strive for first call resolution and are committed to meeting client service level requirements. Our highly trained customer contact staff is knowledgeable in all components of technical support and help desk related service requirements, and is adept at troubleshooting, evaluation and escalation procedures and resolving complaints quickly and effectively to increase our clients’ customer retention and loyalty.

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

Pattern Recognition System. In December 2005, we acquired a proprietary pattern recognition system designed to enhance client results by determining the patterns and profiles that precede customer decisions such as purchase or defection. Leveraging predictive analytic technologies increases the ability to predict customers’ behavior thus improving the results of the outsourced solutions we provide to our clients.

Consulting Services. We offer ancillary consulting services to assist clients in areas from systems integration and applications development to script development and Do Not Call list management.

Back to Contents

Portfolio Management

Our Portfolio Management business segment purchases, collects and manages portfolios of purchased accounts receivable. These portfolios have consisted primarily of delinquent accounts receivable. We are ranked among the top 10 debt purchasers, according to data gathered in June 2005 by The Nilson Report, an industry news source.

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

NCOePayments. We provide our clients’ customers with multiple secure payment options, accessible via the telephone and the Internet, 24 hours a day, 365 days a year. We also provide contact center solutions utilizing our extranet technology, allowing representatives to take payments directly from the customer.

Financial Investigative Services. We develop the information needed to profile commercial debtors and make decisions affecting extensions of credit. Our investigators uncover background and financial data using resources such as asset and liability searches, background investigations, and chain of title investigations.

Order Processing. We support every phase of order processing, including answering product-related questions and making sale presentations, up selling and cross selling, order entry, and providing post-sale support.

Back Office Support. We coordinate customizable back office solutions including: billing, payment processing, medical certification, bankruptcies, and accounting.

Technology and Infrastructure

We have implemented a scalable technical infrastructure that can flexibly support growing client volume while delivering the highest levels of service. Our customer contact centers feature state-of-the-art technologies, including predictive dialers, automated call distribution systems, digital switching, digital recording, workforce management systems and customized computer software, including the NCO ACCESS Interface Manager. This is a graphical user interface and computer desktop application we developed for use in large-scale outsourcing engagements that enables data integration, enhanced reporting, representative productivity, implementation speed, and security. As a result, we believe we are able to address outsourced business process activities more reliably and more efficiently than our competitors. Our IT staff is comprised of over 300

Back to Contents

employees. We provide our services through the operation of 100 centers that are electronically linked through an international wide area network.

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

Our ARM call centers utilize predictive dialers with a total of over 6,700 stations to address our low-balance, high-volume accounts, and our CRM centers utilize approximately 1,200 predictive dialer stations to conduct our clients’ outbound calling campaigns. These systems scan our databases, simultaneously initiate calls on all available telephone lines, and determine if a live connection is made. Upon determining that a live connection has been made, the computer immediately switches the call to an available representative and instantaneously displays the associated account record on the representative’s workstation. Calls that reach other signals, such as a busy signal, telephone company intercept or no answer, are tagged for statistical analysis and placed in priority recall queues or multiple-pass calling cycles. The system also automates virtually all record keeping and follow-up activities including letter and report generation. Our automated method of operations dramatically improves the productivity of our staff.

Quality Assurance and Client Service

Our reputation for quality service is critical to acquiring and retaining clients. Therefore, our representatives are supervised, by both NCO and our clients, for strict compliance with client specifications, our policies, and applicable laws and regulations. We regularly measure the quality of our services by capturing and reviewing such information as the amount of time spent talking with clients’ customers, level of customer complaints and operating performance. In order to provide ongoing improvement to our telephone representatives’ performance and to ensure compliance with our policies and standards, as well as federal, state and local guidelines, quality assurance personnel supervise each telephone representative on a frequent basis and provide ongoing training to the representative based on this review. Our information systems enable us to provide clients with reports on a real-time basis as to the status of their accounts and clients can choose to network with our computer system to access such information directly.

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

Client Relationships

Our active client base currently includes over 22,400 companies in the financial services, telecommunications, healthcare, utilities, transportation/logistics, education, retail and commercial, technology, and government sectors. Our 10 largest clients in 2005 accounted for approximately 37

Back to Contents

percent of our consolidated revenue. In 2005, our largest client was Capital One Financial Corporation and it accounted for 10.7 percent of our consolidated revenue. No other client accounted for more than 10 percent of our consolidated revenue. While our CRM division relies on revenue from a few key clients, none of these clients represented more than 10 percent of our consolidated revenue. In 2005, we derived 39.3 percent of our revenue, excluding purchased accounts receivable, from financial services (which includes the banking and insurance sectors), 18.9 percent from telecommunications companies, 16.5 percent from healthcare organizations, 6.8 percent from utilities, 4.9 percent from transportation/logistics companies, 4.3 percent from retail and commercial entities, 4.2 percent from educational organizations, 4.2 percent from technology companies, and 0.9 percent from government entities.

We enter into ARM contracts with most of our clients that define, among other things, fee arrangements, scope of services and termination provisions. Clients may usually terminate such contracts on 30 or 60 days notice. In the event of termination, however, clients typically do not withdraw accounts referred to us prior to the date of termination, thus providing us with an ongoing stream of revenue from such accounts, which diminishes over time. Under the terms of our contracts, clients are not required to place accounts with us but do so on a discretionary basis.

Our CRM contracts are generally for terms of up to three years. Contracts are typically terminable by either party upon 60 days notice; however, in some cases, particularly in our longer term inbound contracts which often require substantial capital expenditures on our part, a client may be required to pay us a termination fee in connection with an early termination of the contract.

In addition, certain inbound CRM contracts may contain minimum volume commitments requiring our clients to provide us with agreed-upon levels of calls during the terms of the contracts. Our fees for services rendered under these contracts are based on pre-determined contracted chargeable rates that may include a base rate per minute or per hour plus a higher rate or “bonus” rate if we meet pre-determined objective performance criteria, such as sales generated during a defined period, and may be reduced by any contractual monthly performance penalties to which the client may be entitled. Additionally, we may receive additional discretionary client determined bonuses based upon criteria established by our clients.

Some of our customer contracts provide for limited currency rate protection below certain pre-determined exchange rate levels and limited gain sharing above certain pre-determined exchange rate levels. Such contracts may mitigate certain currency risks, however, there can be no assurance that new contracts will be successfully negotiated with such provisions or that existing contract provisions will result in the reduction of currency risk for such contracts.

On occasion we enter into “forward-flow” agreements for the purchase of accounts receivable from consumer credit grantors. A forward-flow agreement is a commitment to purchase a defined volume of accounts from a seller for a designated period of time at a fixed price.

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

All of our call center personnel receive comprehensive training that consists of three stages: Introduction Training, Behavioral Training and Functional Training. These programs are conducted

Back to Contents

through a combination of classroom and role-playing sessions. Prior to customer contact, new employees receive one week of training in our operating systems, procedures and telephone techniques and instruction in applicable federal and state regulatory requirements. Our personnel also receive a wide variety of continuing professional education and on-going refresher training, as well as additional product training on an as-needed basis.

As of December 31, 2005, we had a total of approximately 18,200 full-time employees and 1,800 part-time employees, of which 17,000 are telephone representatives. We believe that our relations with our employees are good. In addition, as of December 31, 2005, we also utilized approximately 700, 200 and 100 telephone representatives through a subcontractor in India, Panama and Antigua, respectively. Typically our employees are not represented by a labor union; however, in February 2006, our employees in Surrey, British Columbia, Canada voted in favor of joining the B.C Government and Services Employees’ Union. We are currently working on reaching a collective agreement, which will only cover the Surrey call center. We are not aware of any union organizing efforts at any of our other facilities.

Sales and Marketing

Our sales force is organized into three functional groups to best match our sales professionals’ experience and expertise with the appropriate target market. This structure allows us to strategically allocate resources corresponding to potential revenue and partnership opportunities.

The largest group consists of approximately 120 telephone sales representatives who specialize in business-to-business BPO solutions for small to mid-sized companies.

Our core sales force, composed of approximately 50 sales professionals, is organized by industry vertical and geographical location to ensure the highest level of focus and service to potential and existing business partners. This group specializes in direct sales efforts aimed at delivering customized outsourced solutions primarily within the ARM market space.

Our Enterprise Team consists of six seasoned sales veterans who focus on forming and cultivating strategic, long-term partnerships with large, multinational firms in order to maximize outsourcing opportunities via our full suite of BPO services.

During the fourth quarter of 2004, we implemented the Client Relationship Management Module of our ERP. This module provides tools to support both Sales and Operations in the management of client relationships from initial identification of a prospect to the care and retention of long-term clients. The module is fully implemented on our IT Operating Platform, and will be deployed to NCO Sales staff during the first half of 2006. Sales staff will undergo in-house training, which was developed by the Company during 2005.

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

Back to Contents

Competition

The BPO industry is highly competitive. We compete with a large number of ARM providers, including large national corporations such as GC Services LP, IntelliRisk Management Corporation, and Outsourcing Solutions, Inc., as well as many regional and local firms. We also compete with large customer care outsourcing providers such as Convergys Corporation, Precision Response Corporation, SITEL Corporation, TeleTech Holdings, Inc., and West Corporation. Some of our competitors may offer more diversified services and/or operate in broader geographic areas than we do. In addition, many companies perform the BPO services offered by us in-house. Moreover, many larger clients retain multiple outsourcing providers, which exposes us to continuous competition in order to remain a preferred vendor. We believe that the primary competitive factors in obtaining and retaining clients are the ability to provide customized solutions to a client’s requirements, personalized quality service, sophisticated call and information systems, and a competitive price.

Our Portfolio Management segment competes with other purchasers of delinquent consumer accounts receivable, such as Asset Acceptance Capital Corp., Asta Funding, Inc., Encore Capital Group, Inc. and Portfolio Recovery Associates, Inc. The purchased accounts receivable business has become increasingly competitive over the past few years, with several new companies entering the market. While the number of portfolios available for sale has increased somewhat, we believe the demand outweighs the supply, which has caused pricing to increase. Our competitors may have greater access to financing sources to purchase portfolios than we do, and may be able to outbid us on available portfolios. We believe the primary competitive factor in this business is the ability to purchase portfolios at reasonable prices.

Regulation

Accounts Receivable Management and Collection

The ARM industry in the United States is regulated both at the federal and state level. The Federal Fair Debt Collection Practices Act, referred to as the FDCPA, regulates any person who regularly collects or attempts to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. The FDCPA establishes specific guidelines and procedures that debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. Additionally, the FDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. We are also subject to the Fair Credit Reporting Act, which regulates the consumer credit reporting industry and which may impose liability on us to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. The Federal Trade Commission, referred to as the FTC, has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. The ARM business is also subject to state regulation. Some states require that we be licensed as a debt collection company. We believe that we currently hold applicable state licenses from all states where required.

Back to Contents

We provide services to healthcare clients that are considered “covered entities” under the Health Insurance Portability and Accountability Act of 1996, referred to as HIPAA. As covered entities, our clients must comply with the standards for privacy, transaction and code sets, and data security. Under HIPAA, we are considered a “business associate,” which requires that we protect the security and privacy of “protected health information” provided to us by our clients for the collection of payments for healthcare services. We believe that we operate in compliance with all applicable standards under HIPAA in all material respects.

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

In addition, the ARM industry is regulated in the United Kingdom and Europe, including licensing requirements. We believe we hold all necessary licenses required in the United Kingdom and Europe. If we expand our international operations, we may become subject to additional government control and regulation in other countries, which may be more onerous than those in the United States.

Several of the industries served by us are also subject to varying degrees of government regulation. Although compliance with these regulations is generally the responsibility of our clients, we could be subject to various enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

Customer Relationship Management

In the United States, there are two major federal laws that specifically address telemarketing, the Telephone Consumer Protection Act, referred to as TCPA, which authorized the Federal Communications Commission, referred to as the FCC, to adopt rules implementing the TCPA, and the Telemarketing and Consumer Fraud and Abuse Prevention Act, referred to as the Fraud Prevention Act, which authorized the FTC, to adopt the Telemarketing Sales Rule, referred to as the TSR. Over the past few years, the TSR has been amended to include several new restrictions on telemarketing activities. In addition, the states have various regulatory restrictions and requirements for telemarketing companies.

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

Back to Contents

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

To date, 16 states have established statewide “do not call” lists. Twenty-five states have opted to use the FTC’s Do Not Call list as the official state list.

Back to Contents

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

In Canada, the Canadian Radio-Television and Telecommunications Commission, referred to as CRTC, enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. Companies that violate any of the restrictions on unsolicited calls may have their telephone service terminated after two business days’ notice from the telephone company. Effective October 1, 2004, the CRTC was to require telemarketers to provide consumers with a unique registration number confirming a consumer’s do not call request; however, on September 28, 2005, the CRTC granted the request of the Canadian Marketing Association, referred to as CMA, for a stay of decision, pending its consideration of the CMA’s appeal.

In November 2005, a bill was announced to amend the Telecommunications Act, which would allow the creation of a Canadian National Do Not Call list where consumers could register once to stop all unwanted telemarketing calls. The CRTC stated that it would be counter-productive to establish a National Do Not Call registry without significant enforcement and administrative measures, which the current bill is lacking. Once revised to include these measures and if passed by Parliament, the CRTC will begin public consultations.

In 2001, the federal government of Canada enacted the Personal Information Protection and Electronic Documents Act, referred to as the Federal Act. Effective January 1, 2004, the Federal Act requires all commercial enterprises to obtain consent for the collection, use, and disclosure of an individual’s personal information. Failure to comply with the Federal Act could result in significant fines and penalties or possible damage awards for the tort of public humiliation. In addition to the foregoing sanctions, the Federal Act also contemplates that any finding of an improper use of personal information will be subject to public disclosure by the Privacy Commissioner. The Federal Act permits any Province of Canada to enact substantially similar legislation governing the subject matter of the Federal Act, in which case the legislation of the Province will override the provisions of the Federal Act. Our Canadian operations are located primarily in the Provinces of Ontario, British Columbia and New Brunswick. British Columbia has enacted legislation, referred to as the B.C. Act, governing the subject matter of the Federal Act. The federal government of Canada has not yet declared the B.C. Act substantially similar to the Federal Act. Until such time as the federal government of Canada makes such declaration, both the B.C. Act and the Federal Act will apply concurrently to our operations in British Columbia. Though

Back to Contents

neither has yet enacted legislation that is substantially similar to the Federal Act, both Ontario and New Brunswick have indicated that they may enact legislation governing the subject matter of the Federal Act. Failure to comply with the Federal Act, the B.C. Act, as well as, any such future legislation enacted by Ontario, New Brunswick or any other provinces in which we operate, may have an adverse affect on, or limit our current or future, operations.

The Competition Act contains a number of provisions that regulate the conduct of telemarketers in Canada, in particular the manner in which outbound calls are to be conducted. Failure to comply with such legislation could adversely affect our business.

We devote significant and continuous efforts, through training of personnel and monitoring of compliance, to ensure that we comply with all applicable foreign, federal and state regulatory requirements. We believe that we are in material compliance with all such regulatory requirements.

Segment and Geographical Financial Information

See note 20 in our Notes to Consolidated Financial Statements for disclosure of financial information regarding our segments and geographic areas.

Item 1A.      Risk Factors.

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

Back to Contents

If our efforts to retain and expand our client relationships and to attract new clients do not prove effective, it could have a materially adverse effect on our business, results of operations and financial condition.

Implementation of our ERP system could cause business interruptions and negatively affect our profitability and cash flows.

In 2004, we began planning a multi-year implementation of an ERP system. The first phases of the implementation were rolled out in 2005, and we expect the implementation, as currently planned, will continue in several phases over the next few years. Implementation of ERP systems and the accompanying software carry risks such as cost overruns, project delays, business interruptions, and the diversion of management’s attention from operations. These risks could adversely affect us, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

As noted above, our business is highly dependent on our telecommunications and computer systems. These systems could be interrupted by terrorist acts, natural disasters, power losses, computer viruses, or similar events. Our business is also materially dependent on services provided by various local and long distance telephone companies. If our equipment or systems cease to work or become unavailable, or if there is any significant interruption in telephone services, we may be prevented from providing services. Because we generally recognize revenue only as ARM accounts are collected and CRM services are provided, any failure or interruption of services would mean that we would continue to incur payroll and other expenses without any corresponding income.

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

Back to Contents

We compete with a large number of providers in the ARM and CRM industries, and other purchasers of consumer debt. This competition could have a materially adverse effect on our future financial results.

We compete with a large number of companies in the industries in which we provide services. In the ARM industry, we compete with other sizable corporations in the United States and abroad such as GC Services LP, IntelliRisk Management Corporation, and Outsourcing Solutions, Inc., as well as many regional and local firms. In the CRM industry, we compete with large customer care outsourcing providers such as Convergys Corporation, Precision Response Corporation, SITEL Corporation, TeleTech Holdings, Inc., and West Corporation. We may lose business to competitors that offer more diversified services and/or operate in broader geographic areas than we do. We may also lose business to regional or local firms who are able to use their proximity to or contacts at local clients as a marketing advantage. In addition, many companies perform the BPO services offered by us in-house. Many larger clients retain multiple BPO providers, which exposes us to continuous competition in order to remain a preferred provider. Because of this competition, in the future we may have to reduce our fees to remain competitive and this competition could have a materially adverse effect on our future financial results.

Our Portfolio Management business competes with other purchasers of consumer delinquent accounts receivable, such as Asset Acceptance Capital Corp., Asta Funding, Inc., Encore Capital Group, Inc. and Portfolio Recovery Associates, Inc. The purchased accounts receivable business has become increasingly competitive over the past few years, with several new companies entering the market. While the number of portfolios available for sale have increased, we believe the demand outweighs the supply, which has caused pricing to increase. Our competitors may have greater access to credit to purchase portfolios than we do, and may be able to outbid us on available portfolios. In the future we may have to pay more for our portfolios, which could have an adverse impact on our financial results.

Many of our clients are concentrated in the financial services, telecommunications, and healthcare sectors. If any of these sectors performs poorly or if there are any adverse trends in these sectors it could materially adversely affect us.

For the year ended December 31, 2005, we derived approximately 39.3 percent of our revenue, excluding purchased accounts receivable, from clients in the financial services sector, approximately 18.9 percent of our revenue from clients in the telecommunications industry, and approximately 16.5 percent of our revenue from clients in the healthcare sector. If any of these sectors performs poorly, clients in these sectors may do less business with us, or they may elect to perform the services provided by us in-house. If there are any trends in any of these sectors to reduce or eliminate the use of third-party BPO service providers, it could harm our business.

We have international operations and utilize foreign sources of labor, and various factors relating to our international operations, including fluctuations in currency exchange rates, could adversely affect our results of operations.

Approximately 4.4% of our 2005 revenues were derived from clients in Canada and the United Kingdom for ARM services. Political or economic instability in Canada or the United Kingdom could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenue, costs of operations and profit results could also be affected by a number of other factors related to our international operations, including changes in economic

Back to Contents

conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements, and local tax issues. Unanticipated currency fluctuations in the Canadian Dollar, British Pound or Euro could lead to lower reported consolidated results of operations due to the translation of these currencies into U.S. dollars when we consolidate our financial results.

We provide ARM and CRM services to our U.S. clients utilizing foreign sources of labor through call centers in Canada, India, the Philippines, Barbados, Antigua, and Panama. Any political or economic instability in these countries could have an adverse impact on our results of operations. A decrease in the value of the U.S. dollar in relation to the currencies of the countries in which we operate could increase our cost of doing business in those countries. In addition, we expect to expand our operations into other countries and, accordingly, will face similar exchange rate risk with respect to the costs of doing business in such countries as a result of any decreases in the value of the U.S. dollar in relation to the currencies of such countries. There is no guarantee that we will be able to successfully hedge our foreign currency exposure in the future.

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

From time to time, we may seek to make acquisitions of companies that provide BPO services. We may be unable to make acquisitions if suitable companies that provide BPO services are not available at favorable prices due to increased competition for these companies.

We may have to borrow money, incur liabilities, or sell or issue stock to pay for future acquisitions and we may not be able to do so at all or on terms favorable to us. Additional borrowings and liabilities may have a materially adverse effect on our liquidity and capital resources. If we issue stock for all or a portion of the purchase price for future acquisitions, our shareholders’ ownership interest may be diluted. If the price of our common stock decreases or potential sellers are not willing to accept our common stock as payment for the sale of their businesses, we may be required to use more of our cash resources, if available, in order to continue our acquisition strategy.

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

Back to Contents

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

The employees at one of our offices voted to join a labor union, which could increase our costs and result in a loss of customers.

In February 2006, the employees at our call center in Surrey, British Columbia, Canada voted in favor of joining the B.C Government and Services Employees’ Union. This action, as well as that of any other employees who are successful in organizing a labor union at any of our locations, could further increase labor costs, decrease operating efficiency and productivity in the future, result in office closures, and result in a loss of customers. We are currently not aware of any other union organizing efforts at any of our other facilities.

We may experience variations from quarter to quarter in operating results and net income that could adversely affect the price of our common stock.

Factors that could cause quarterly fluctuations include, among other things, the following:

•	the timing of our clients’ programs and the commencement of new contracts and termination of existing contracts;
•	the timing and amount of collections on purchased accounts receivable;
•	customer contracts that require us to incur costs in periods prior to recognizing revenue under those contracts;
•	the effects of a change of business mix on profit margins;
•	the timing of additional selling, general and administrative expenses to support new business;
•	fluctuations in foreign currency exchange rates;
•	the amount and timing of new business;
•	the costs and timing of completion and integration of acquisitions; and
•	that our ARM business tends to be slower in the third and fourth quarters of the year due to the summer and holiday seasons.

If we do not achieve the results projected in our public forecasts, it could have a materially adverse effect on the market price of our common stock.

We routinely publicly announce investor guidance concerning our expected results of operations. Our investor guidance contains forward-looking statements and may be affected by various factors discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K that may cause actual results to differ materially from the results discussed in the investor guidance.

Back to Contents

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

Goodwill and other intangible assets represented 53.5 percent of our total assets at December 31, 2005. If the goodwill or the other intangible assets, primarily our customer relationships, are deemed to be impaired, we may need to take a charge to earnings to write-down the goodwill or other intangibles to its fair value.

Our balance sheet includes goodwill, which represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Other intangibles are primarily composed of customer relationships, which represents the information and regular contact we have with our clients.

Goodwill is tested at least annually for impairment. The annual impairment test is completed as of October 1st of each year. The test for impairment uses a fair value based approach, whereby if the implied fair value of a reporting unit’s goodwill is less than its carrying amount, goodwill would be considered impaired. We make significant assumptions to estimate the future revenue and cash flows used to determine the fair value of our reporting units. If the expected revenue and cash flows are not realized or if a sustained significant depression in our market capitalization indicates that our assumptions are not accurately estimating our fair value, impairment losses may be recorded in the future.

Our other intangibles, including customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The loss of a larger client could require a review of the customer relationship for impairment. We made significant assumptions to estimate the future cash flows used to determine the fair value of the customer relationship. If we lost a significant customer relationship, the future cash flows expected to be generated by the customer relationship would be less then the carrying amount, and an impairment loss may be recorded.

As of December 31, 2005, our balance sheet included goodwill and other intangibles that represented 50.4 percent and 3.1 percent of total assets, respectively, and 90.1 percent and 5.6 percent of shareholders’ equity, respectively. If our goodwill or customer relationships are deemed to be impaired, we may need to take a charge to earnings to write-down the asset to its fair value and this could have a materially adverse effect on the market price of our common stock.

Our stock price has been and is likely to continue to be volatile, which may make it difficult for shareholders to resell common stock when they want to and at prices they find attractive.

The trading price of our common stock has been and is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	announcements of fluctuations in our operating results or our competitors’ operating results;
•	the timing and announcement of acquisitions by us or our competitors;
•	changes in our publicly available guidance of future results of operations;

Back to Contents

•	government regulatory action;
•	changes in estimates or recommendations by securities analysts;
•	adverse or unfavorable publicity about us, our services, or our competitors;
•	the commencement of material litigation, or an unfavorable verdict, against us;
•	announcements of restatements of prior period financial results;
•	terrorist attacks, war and threats of attacks and war;
•	additions or departures of key personnel; and
•	sales of common stock.

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

Sales of our common stock could adversely affect the market price of our common stock and could impair our future ability to raise capital through the sale of equity securities or make acquisitions for stock. As of March 14, 2006, there were 32,300,989 shares of our common stock outstanding. Most of these shares are available for resale in the public market without restriction, except for shares held by our affiliates. Generally, our affiliates may sell their shares in compliance with the volume limitations and other requirements imposed by Rule 144 adopted by the SEC.

In addition, as of March 14, 2006, we had the authority to issue up to approximately 5,422,061 shares of our common stock under our stock option plans. We also had outstanding notes convertible into an aggregate of 3,797,084 shares of our common stock at a conversion price of $32.92 per share. Additionally, we had outstanding warrants to purchase approximately 21,762 shares of our common stock at $32.97 per share, and 322,946 warrants assumed in connection with the RMH acquisition at a weighted average price of $40.42 per share.

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

Back to Contents

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

Risks Related to our ARM Business

We are subject to business-related risks specific to the ARM business. Some of those risks are:

Decreases in our collections due to economic conditions in the United States may have an adverse effect on our results of operations, revenue and stock price.

Due to economic conditions in the United States, which have led to high rates of unemployment and personal bankruptcy filings, the ability of consumers to pay their debts has significantly decreased. Defaulted consumer loans that we service or purchase are generally unsecured, and we may be unable to collect these loans in case of the personal bankruptcy of a consumer. Because of higher unemployment rates and bankruptcy filings, our collections may significantly decline, which may adversely impact our results of operations, revenue and stock price.

Most of our ARM contracts do not require clients to place accounts with us, may be terminated on 30 or 60 days notice, and are on a contingent fee basis. We cannot guarantee that existing clients will continue to use our services at historical levels, if at all.

Under the terms of most of our ARM contracts, clients are not required to give accounts to us for collection and usually have the right to terminate our services on 30 or 60 days notice. Accordingly, we cannot guarantee that existing clients will continue to use our services at historical levels, if at all. In addition, most of these contracts provide that we are entitled to be paid only

Back to Contents

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

Risks Related to our CRM Business

We are subject to business-related risks specific to the CRM business. Some of those risks are:

Consumer resistance to outbound services could harm the CRM services industry.

As the CRM services industry continues to grow, the effectiveness of CRM services as a direct marketing tool may decrease as a result of consumer saturation and increased consumer resistance to customer acquisition activities, particularly direct sales. This could result in a decrease in the demand for our CRM services.

Government regulation of the CRM industry and the industries we serve may increase our costs and restrict the operation and growth of our CRM business.

The CRM services industry is subject to an increasing amount of regulation in the United States and Canada. In the United States, the FCC places restrictions on unsolicited automated telephone calls to residential telephone subscribers by means of automatic telephone dialing systems, prerecorded or artificial voice messages and telephone fax machines, and requires CRM firms to develop a “do not call” list and to train their CRM personnel to comply with these restrictions. The FTC regulates both general sales practices and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Most of the statutes and regulations in the United States allow a private right of action for the recovery of damages or provide for enforcement by the FTC, state attorneys general or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees in the event that regulations are violated. The Canadian Radio-Television and Telecommunications Commission enforces rules regarding unsolicited communications using automatic dialing and announcing devices, live voice and fax. We cannot assure you that we will be in compliance with all applicable regulations at all times. We also

Back to Contents

cannot assure you that new laws, if enacted, will not adversely affect or limit our current or future operations.

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

The CRM division relies on a few key clients for a significant portion of its revenues. The loss of any of these clients or their failure to pay us could reduce revenues and adversely affect results of operations.

The CRM division is characterized by substantial revenues from a few key clients. While no individual CRM client represented more than 10 percent of our consolidated revenue, we are exposed to customer concentration within this division. Most of these clients are not contractually obligated to continue to use our services at historic levels or at all. If any of these clients were to significantly reduce the amount of service, fail to pay, or terminate the relationship altogether, our CRM business could be harmed.

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

Risks Related to our Purchased Accounts Receivable Business

We are subject to business-related risks specific to the Purchased Accounts Receivable business. Some of those risks are:

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

Back to Contents

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

We use estimates to report results. If collections on portfolios are materially less than expected, we may be required to record impairment expenses that could have a materially adverse effect on us.

Our revenue is recognized based on estimates of future collections on portfolios of accounts receivable purchased. Although these estimates are based on analytics, the actual amount collected on portfolios and the timing of those collections will differ from our estimates. If collections on portfolios are materially less than estimated, we may be required to record impairment expenses that could materially adversely affect our earnings, financial condition and creditworthiness.

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

Back to Contents

Item 1B.	Unresolved Staff Comments.

We, like other issuers, from time to time receive written comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act. There are no comments that remain unresolved that we received not less than 180 days before the end of our fiscal year to which this report relates.

Item 2.	Properties.

We currently operate 78 offices in the United States, including our corporate headquarters, of which 72 are used for ARM operations and 6 are used for CRM operations. We also operate 15 offices in Canada, nine for ARM operations and six for CRM operations, three offices in the United Kingdom for ARM operations, two offices in Puerto Rico for ARM operations, one office in Barbados for both ARM and CRM operations, and one office in the Philippines for ARM and CRM operations. The leases of these facilities expire between 2006 and 2016, and most contain renewal options.

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

In April 2003, the former landlord defendants filed a joinder complaint against certain current and former officers and/or directors of the Company, to name such persons as additional defendants and alleging, among other things, that they breached their fiduciary duties to the Company.

In January 2004, the Court, in ruling on the preliminary objections, allowed the former landlord defendants’ suit to proceed against these individuals, but struck from the complaint the breach of fiduciary duty allegations asserting violations of duties owed by individual officers to the Company.

Securities and Exchange Commission:

In September 2005, we reached a final settlement with the SEC, concluding the SEC’s investigation of the Company and certain of its officers. Without admitting or denying any wrongdoing, we consented to the entry of an administrative order directing us to cease and desist from committing or causing violations of certain non-fraud provisions of the federal securities laws

Back to Contents

relating to financial reporting and internal control requirements, now and in the future. We did not pay any civil monetary penalty in connection with the settlement. The investigation did not lead to any sanctions being levied against any of our officers.

In January 2005, we received notification from the Staff of the Securities and Exchange Commission, referred to as the Staff, informing us that it intended to issue a formal notification (commonly known as a “Wells notice”) to NCO and certain of its officers recommending that the Securities and Exchange Commission, referred to as the SEC, bring civil proceedings against NCO and such officers alleging violations of certain non-fraud provisions of the federal securities laws relating to financial reporting and internal control requirements. The potential violations related to our revenue recognition policy relating to a long-term collection contract, which we had previously corrected in 2003, and our revenue recognition policy regarding the timing of revenue recognized on certain cash receipts related to contingency revenues.

The notification from the Staff informed us that their interpretation of Staff Accounting Bulletin No. 104, referred to as SAB 104, was inconsistent with our long-standing policy with respect to the timing of revenue recognized on certain cash receipts related to contingency revenues. We previously recognized contingency fee revenue attributable to payments postmarked prior to the end of the period and received in the mail from the consumers on the first business day after such period as applicable to the prior reporting period. This revenue recognition policy had been in effect since prior to NCO becoming a public company and was consistently applied over time. We corrected our policy in order to recognize revenue when physically received. The impact of this correction was a $2.7 million reduction in revenues and a $947,000 reduction in net income, or $0.03 per diluted share, for the year ended December 31, 2004. No restatement of prior period financial statements was required for this correction, and it did not have a material impact on the comparability of operating results for the year ended December 31, 2005.

U.S. Department of Justice:

On February 24, 2006, the U.S. Department of Justice alleged certain civil damages of approximately $5.0 million. The alleged damages relate to a matter we reported to federal authorities and the client in 2003 involving three employees who engaged in unauthorized student loan consolidations in connection with a client contract. The responsible employees were terminated at that time in 2003. We do not agree with the allegations regarding damages and have and will continue to engage in discussions with the Department of Justice in an effort to amicably resolve the matter. We have been advised and expect that actual damages incurred as a result of this incident, if any, will be covered by insurance.

Other:

We are involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of business. Management believes that none of these other legal proceedings, regulatory investigations, or tax examinations will have a materially adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Back to Contents

Item 4.1	Executive Officers and Key Employees of the Registrant who are not also Directors.

Name	Age	Position

Charles F. Burns	45	Executive Vice President, Business Process Outsourcing
Stephen W. Elliott	44	Executive Vice President, Information Technology and Chief Information Officer
Joshua Gindin, Esq.	49	Executive Vice President and General Counsel
Steven Leckerman	53	Executive Vice President and Chief Operating Officer – Accounts Receivable Management, North America
John R. Schwab	38	Senior Vice President, Finance and Chief Accounting Officer
Paul E. Weitzel, Jr.	47	Executive Vice President, Corporate Development and International Operations
Steven L. Winokur	46	Executive Vice President; Chief Financial Officer and Chief Operating Officer - Shared Services
Albert Zezulinski	58	Executive Vice President, Global Portfolio Operations

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

Back to Contents

John R. Schwab - Mr. Schwab joined us through the acquisition of RMH Teleservices, Inc. in April 2004, where he was the Chief Financial Officer since 2003. From 2000 to 2003, Mr. Schwab was employed by Inrange Technologies, Inc., a data storage networking company, most recently as the Chief Financial Officer. Prior to that, Mr. Schwab worked for Arthur Andersen for 11 years, most recently as Senior Manager in the Growth Company Practice. Mr. Schwab is a Certified Public Accountant.

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

Albert Zezulinski - Mr. Zezulinski joined us in January 2001 as Executive Vice President, Health Services, became Executive Vice President, Corporate and Government Affairs in May 2002, and in September 2005 became Executive Vice President, Global Portfolio Operations. Mr. Zezulinski has more than 30 years of consulting and healthcare experience. Prior to joining us, Mr. Zezulinski was the Director of Healthcare Financial Services for BDO Seidman, LLP, an international accounting and consulting firm.

Back to Contents

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq National Market under the symbol “NCOG.” The following table sets forth, for the fiscal quarters indicated, the high and low sale prices for our common stock, as reported by Nasdaq.

		High	Low

2004
	First Quarter	$24.86	$20.75
	Second Quarter	26.69	22.51
	Third Quarter	26.97	24.19
	Fourth Quarter	27.70	24.19

2005
	First Quarter	$25.34	$18.79
	Second Quarter	22.62	16.89
	Third Quarter	24.31	20.18
	Fourth Quarter	20.50	15.28

On March 14, 2006, the last reported sale price of our common stock as reported on The Nasdaq National Market was $23.24 per share. On March 14, 2006, there were approximately 141 holders of record of our common stock.

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

Sales of Unregistered Securities during 2005

None.

Back to Contents

Item 6.	Selected Financial Data.

SELECTED FINANCIAL DATA (1)

(Amounts in thousands, except per share data)

	For the years ended December 31,

	2005	2004	2003	2002	2001 (2)

Statement of Income Data:
Revenues:
Services	$906,258	$840,346	$676,793	$637,288	$619,288
Portfolio	133,868	99,451	77,023	66,162	64,585
Portfolio sales	12,157	—	—	—	—

Total revenues	1,052,283	939,797	753,816	703,450	683,873

Operating costs and expenses:
Payroll and related expenses	528,932	472,915	350,369	335,405	350,634
Selling, general and administrative expenses	376,606	324,187	282,268	249,672	237,690
Restructuring charge	9,621	—	—	—	—
Depreciation and amortization expense	45,787	40,225	31,628	27,324	38,205

Income from operations	91,337	102,470	89,551	91,049	57,344
Other expense	19,423	17,612	17,943	17,970	23,335

Income before provision for income taxes	71,914	84,858	71,608	73,079	34,009
Income tax expense	26,182	32,389	26,732	27,702	14,661

Income before minority interest	45,732	52,469	44,876	45,377	19,348
Minority interest	(1,213)	(606)	(2,430)	(3,218)	(4,310)

Net income	$44,519	$51,863	$42,446	$42,159	$15,038

Net income per share:
Basic	$1.39	$1.71	$1.64	$1.63	$0.58

Diluted	$1.33	$1.60	$1.54	$1.54	$0.58

Weighted average shares outstanding:
Basic	32,125	30,397	25,934	25,890	25,773

Diluted	36,158	34,652	29,895	29,829	26,091

	December 31,

	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash and cash equivalents	$23,716	$26,334	$45,644	$25,159	$32,161
Working capital	171,587	73,547	106,409	107,731	97,478
Total assets	1,327,962	1,113,889	946,111	966,281	928,864
Long-term debt, net of current portion	321,834	186,339	248,964	334,423	357,868
Minority interest	34,643	—	26,848	24,427	21,213
Shareholders’ equity	743,114	695,601	490,417	435,762	392,302

(1)	This data should be read in conjunction with the consolidated financial statements, including the accompanying notes, included elsewhere in this Report on Form 10-K.
(2)

The year ended December 31, 2001, included goodwill amortization expense, net of tax, of $11.9 million. In accordance with the adoption of FASB 142, we stopped amortizing goodwill on January 1, 2002. The year ended December 31, 2001, included flood and restructuring related charges, net of tax, of $14.5 million.

Back to Contents

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a holding company and conduct substantially all of our business operations through our subsidiaries. We are a global provider of business process outsourcing services, referred to as BPO, primarily focused on accounts receivable management, referred to as ARM, and customer relationship management, referred to as CRM, serving a wide range of clients in North America and abroad through our global network of 100 offices. We also purchase and manage past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer-oriented companies.

We generate approximately 65 percent of our ARM revenue from the recovery of delinquent accounts receivable on a contingency fee basis. Our ARM contingency fees range from six percent for the management of accounts placed early in the accounts receivable cycle to 50 percent for accounts that have been serviced extensively by the client or by third-party providers. Our average fee for ARM contingency-based revenue across all industries was approximately 18 percent during 2005, and 19 percent during 2004 and 2003. In addition, we generate revenue from fixed fee services for certain ARM services. Generally, revenue is earned and recognized upon collection of accounts receivable for contingency fee services and as work is performed for fixed fee services. We enter into contracts with most of our clients that define, among other things, fee arrangements, scope of services, and termination provisions. Clients typically have the right to terminate their contracts on 30 or 60 days’ notice. Approximately 35 percent of our ARM revenue is generated from contractual collection services, where fees are based on a monthly rate or a per service charge, and other ARM services.

Approximately 73 percent of our CRM revenue is generated from inbound services, which consist primarily of customer service and technical support programs, and to a lesser extent acquisition and retention services. Inbound services involve the processing of incoming calls, often placed by our clients’ customers using toll-free numbers, to a customer service representative for service, order fulfillment or information. Outbound services, which consist of customer acquisition and customer retention services, represented approximately 27 percent of our CRM revenue.

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

We have grown rapidly, through both acquisitions as well as internal growth. During 2005, we completed three acquisitions: Creative Marketing Strategies, referred to as CMS, in May 2005 for $5.9 milion; seven wholly owned subsidiaries of Marlin Integrated Capital Holding Corporation, referred to as Marlin, in September 2005 for $88.4 million; and substantially all of the operating assets, including purchased portfolio assets, of Risk Management Alternatives Parent Corp. and its subsidiaries, referred to as RMA, in September 2005 for $118.9 million. During 2004, we completed two acquisitions: the minority interest of NCO Portfolio Management, Inc., referred to

Back to Contents

as NCO Portfolio, in March 2004 for $39.8 million; and RMH Teleservices, Inc., referred to as RMH, in April 2004 for $88.8 million.

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

Goodwill and Other Intangible Assets

Our balance sheet includes amounts designated as “Goodwill” and “Other intangibles.” Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Other intangible assets consist primarily of customer relationships.

As of December 31, 2005, our balance sheet included goodwill and other intangibles that represented 50.4 percent and 3.1 percent of total assets, respectively, and 90.1 percent and 5.6 percent of shareholders’ equity, respectively.

Goodwill is tested for impairment at least annually and as triggering events occur. The annual impairment test is completed as of October 1st of each year. The test for impairment is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of the impairment, if applicable. The first test for potential impairment uses a fair value based approach, whereby the implied fair value of a reporting unit’s goodwill is compared to its carrying amount, if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired and we would be required to take a charge to earnings, which could be material. We did not record any impairment charges in connection with the annual impairment tests performed on October 1, 2005, 2004 and 2003, and we do not believe that goodwill was impaired as of December 31, 2005.

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

Back to Contents

Revenue Recognition for Purchased Accounts Receivable

In the ordinary course of accounting for purchased accounts receivable, estimates have been made by management as to the amount of future cash flows expected from each portfolio. We have historical collection records for all of our purchased accounts receivable, as well as debtor records since our entrance into this business and for the acquired predecessor businesses since 1986, which provides us a reasonable basis for our judgment that it is probable that we will ultimately collect the recorded amount of our purchased accounts receivable plus a premium or yield. The historical collection amounts also provide a reasonable basis for determining the timing of the collections. We use all available information to forecast the cash flows of our purchased accounts receivable including, but not limited to, historical collections, payment patterns on similar purchases, credit scores of the underlying debtors, seller’s credit policies, and location of the debtor. The estimated future cash flow of each portfolio is used to compute the internal rate of return, referred to as the IRR, for each portfolio. The IRR is used to allocate collections between revenue and amortization of the carrying values of the purchased accounts receivable.

On January 1, 2005, we adopted AICPA Statement of Position 03-3 – Accounting for Certain Loans or Debt Securities Acquired in a Transfer, referred to as SOP 03-3. SOP 03-3 limits the revenue that may be accrued to the excess of the estimate of expected cash flows over a portfolio’s initial cost. SOP 03-3 does not allow the original estimate of the effective interest, or the IRR, to be lowered for revenue recognition or for subsequent testing for provision for impairments. If the original collection estimates are lowered, an allowance is established in the amount required to maintain the original IRR. If collection estimates are raised, increases are first used to recover any previously recorded allowances and then recognized prospectively through an increase in the IRR, which are realized over a portfolio’s remaining life. Any increase in the IRR must be used for subsequent revenue recognition and allowance testing.

If management came to a different conclusion as to the future estimated collections, it could have had a significant impact on the amount of revenue that was recorded from the purchased accounts receivable during the year ended December 31, 2005. For example, a five percent increase in the amount of future expected collections would have resulted in little or no change in net income for 2005, since increases in future expected collections are recognized over the portfolio’s remaining life, and only to the extent sufficient to recover any allowances or to increase to the expected IRR. A five percent decrease in the amount of future expected collections would have resulted in a decrease in net income of approximately $773,000, and no effect on net income per diluted share for 2005, since decreases in future expected collections are recognized in the current period.

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

Back to Contents

reduce outstanding receivable balances through the application of future collections. If our estimate is not sufficient to cover actual losses, we would be required to take additional charges to our earnings.

Notes Receivable

As of December 31, 2005, our balance sheet included $11.2 million of notes receivable, recorded under current and long-term other assets, received in connection with the sale of certain businesses. We review the recoverability of these notes receivable on a quarterly basis to determine if an impairment charge is required. In completing our analysis, we make assumptions with respect to the future collectibility of the notes receivable. Our assumptions are based on assessments of the obligors’ financial condition and historical payment patterns, as well as subjective factors and trends, including financial projections. Once the appropriate considerations referred to above have been taken into account, a determination is made as to the probability of default. If we were to determine that a default in the note receivable is probable, an impairment charge would be recorded to reduce the notes receivable to its recoverable value. If our assessment of the recoverability of the notes receivable is incorrect, we may need to incur additional impairment charges in the future.

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

Our balance sheet includes deferred tax assets of $8.9 and $10.7 million for the assumed utilization of federal net operating loss carryforwards acquired in the merger with Creditrust Corporation, referred to as Creditrust, and the RMH acquisition, respectively. We believe that we will be able to utilize the net operating loss carryforwards so we have not reduced the deferred tax asset by a valuation allowance. However, we have provided a $16.9 million valuation allowance against the deferred tax asset for state net operating loss carryforwards due to the uncertainty that they can be realized. The utilization of net operating loss carryforwards is an estimate based on a number of factors beyond our control, including the level of taxable income available from successful operations in the future. If we are unable to utilize the federal net operating loss carryforwards, it may result in incremental tax expense in future periods.

Our annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment and are based on the latest information available at the time. We are subject to audit within the federal, state and international taxing jurisdictions, and these audits can involve complex issues that may require an extended period of time to resolve. We maintain reserves for estimated tax exposures, which are ultimately settled primarily through the settlement of audits within these tax jurisdictions, changes in applicable tax law, or other factors. We believe that an appropriate liability has been established for estimated purposes; however, actual results may differ from these estimates.

Back to Contents

Results of Operations

The following table sets forth selected historical income statement data (amounts in thousands):

	For the years ended December 31,

	2005		2004		2003

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Revenues	$1,052,283	100.0%	$939,797	100.0%	$753,816	100.0%

Payroll and related expenses	528,932	50.3	472,915	50.3	350,369	46.5
Selling, general and administrative expenses	376,606	35.8	324,187	34.5	282,268	37.4
Restructuring charge	9,621	0.9	—	—	—	—
Depreciation and amortization	45,787	4.3	40,225	4.3	31,628	4.2

Income from operations	91,337	8.7	102,470	10.9	89,551	11.9
Other expense	19,423	1.9	17,612	1.9	17,943	2.4
Income tax expense	26,182	2.5	32,389	3.4	26,732	3.6
Minority interest	1,213	0.1	606	0.1	2,430	0.3

Net income	$44,519	4.2%	$51,863	5.5%	$42,446	5.6%

Year ended December 31, 2005 Compared to Year ended December 31, 2004

Revenue. Revenue increased $112.5 million, or 12.0 percent, to $1,052.3 million for 2005, from $939.8 million in 2004. ARM North America, CRM, Portfolio Management, and ARM International accounted for $789.5 million, $190.4 million, $144.7 million, and $15.0 million, respectively, of the 2005 revenue. ARM North America’s revenue included $87.0 million of intercompany revenue earned on services performed for Portfolio Management that was eliminated upon consolidation. ARM International’s revenue included $272,000 of intercompany revenue earned on services performed for Portfolio Management that was eliminated upon consolidation.

ARM North America’s revenue increased $56.9 million, or 7.8 percent, to $789.5 million in 2005, from $732.6 million in 2004. The increase in ARM North America’s revenue was primarily attributable to the acquisition of RMA in September 2005 as well as an increase in fees from collection services performed for Portfolio Management. Included in ARM North America’s intercompany service fees for the year ended December 31, 2005, was $4.9 million of commissions from the sales of portions of older portfolios by Portfolio Management. The increase in revenue was offset in part by lower revenue due to a more difficult collection environment in the second half of the year, which we attribute mainly to the effects of increased fuel costs on debtor’s ability to pay on their accounts, and the inability to collect in the gulf coast region following Hurricanes Katrina and Rita.

CRM’s revenue increased $31.4 million, or 19.7 percent, to $190.4 million in 2005, from $159.0 million in 2004. The CRM division was formed in the second quarter of 2004 with the acquisition of RMH on April 2, 2004 and, accordingly, is only included in the results since that date. Partially offsetting the additional revenue in 2005 was the previously disclosed reduction in revenue from a key client where we ceased providing certain services when they decided to exit the consumer long-distance space due to a change in telecommunications laws.

Back to Contents

Portfolio Management’s revenue increased $34.6 million, or 35.3 percent, to $132.6 million in 2005, from $98.0 million in 2004. Portfolio Management’s collections, excluding portfolio resales, increased $30.0 million, or 18.2 percent, to $194.6 million in 2005, from $164.6 million in 2004. Portfolio Management’s revenue represented 67 percent of collections, excluding portfolio resales, in 2005, as compared to 59 percent of collections, excluding portfolio resales, in 2004. Revenue increased primarily due to additional revenue from portfolio assets acquired as part of two business combinations in the third quarter of 2005. Also contributing to the increase was better than expected collections on older portfolios and higher collections on fully cost recovered portfolios. Because these portfolios are fully cost recovered, 100 percent of the collections are applied to revenue.

In 2005, Portfolio Management began an on-going process to identify and sell certain aged portfolios of accounts receivable that have a very low probability of payment and a low remaining carrying value. During 2005, Portfolio Management recorded $12.1 million of revenue in connection with these sales.

ARM International’s revenue increased $1.4 million, or 10.3 percent, to $15.0 million in 2005, from $13.6 million in 2004. The increase in ARM International’s revenue was primarily attributable to the acquisition of the international operations of RMA, in September 2005. This was partially offset by several delays by clients in the placement of accounts receivable and unfavorable changes in the foreign currency exchange rates used to translate ARM International’s results of operations into U.S. dollars.

Payroll and related expenses. Payroll and related expenses increased $56.0 million to $528.9 million in 2005, from $472.9 million in 2004, but remained flat as a percentage of revenue at 50.3 percent.

ARM North America’s payroll and related expenses increased $18.5 million to $367.7 million in 2005, from $349.2 million in 2004, but decreased as a percentage of revenue to 46.6 percent from 47.7 percent. The decrease in payroll and related expenses as a percentage of revenue was primarily due to continued diligence in monitoring staffing levels in line with current results, as well as the use of offshore labor, outside attorneys and other agencies. Included in ARM North America’s payroll and related expenses for 2005, were charges of $419,000 related to the integration of the RMA acquisition and $164,000 related to Hurricane Katrina.

CRM’s payroll and related expenses increased $32.2 million to $145.9 million in 2005, from $113.7 million in 2004, and increased as a percentage of revenue to 76.6 percent from 71.5 percent. The increase in payroll and related expenses as a percentage of revenue was primarily attributable to the upfront expense required to start up new clients, without yet generating enough offsetting revenue.

Portfolio Management’s payroll and related expenses increased $3.6 million to $5.7 million in 2005, from $2.1 million in 2004, and increased as a percentage of revenue to 4.0 percent from 2.1 percent. Portfolio Management outsources all of the collection services to ARM North America and, therefore, has a relatively small fixed payroll cost structure. The increase in payroll and related expenses as a percentage of revenue was due to an increase in the allocation of payroll and related expenses from corporate shared services.

ARM International’s payroll and related expenses increased $1.7 million to $9.6 million in 2005, from $7.9 million in 2004, and increased as a percentage of revenue to 64.0 percent from

Back to Contents

58.2 percent. The increase as a percentage of revenue was attributable to the additional expense incurred in connection with the acquisition of RMA.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $52.4 million to $376.6 million in 2005, from $324.2 million in 2004, and increased as a percentage of revenue to 35.8 percent from 34.5 percent.

ARM North America’s selling, general and administrative expenses increased $40.6 million to $332.2 million in 2005, from $291.6 million in 2004, and increased as a percentage of revenue to 42.1 percent from 39.8 percent. The increase was due primarily to an increase in the use of outside collection attorneys and other third-party service providers. Included in ARM North America’s selling, general and administrative expenses for 2005, were charges of $1.4 million related to the integration of the RMA acquisition, and $306,000 related to Hurricane Katrina.

CRM’s selling, general and administrative expenses increased $8.8 million to $35.5 million in 2005, from $26.7 million in 2004, and increased as a percentage of revenue to 18.6 percent from 16.8 percent. The increase was primarily attributable to the start-up of new clients in this division. We incur the upfront expenses required to begin working for a new client, such as facilities and telephone expense, before we start generating the offsetting revenue.

Portfolio Management’s selling, general and administrative expenses increased $25.9 million to $91.5 million in 2005, from $65.6 million in 2004, and increased as a percentage of revenue, not including revenue from the sales of portfolios, to 69.0 percent from 66.9 percent. The increase was due primarily to increased servicing fees related to the acquisitions of Marlin and RMA.

ARM International’s selling, general and administrative expenses increased $1.0 million to $4.8 million in 2005, from $3.8 million in 2004, and increased as a percentage of revenue to 31.9 percent from 27.9 percent. The increase was primarily attributable additional expenses incurred in connection with the acquisition of the international operations of RMA.

Restructuring Charge. During 2005, we incurred restructuring charges of $9.6 million related to the restructuring of our legacy operations to streamline our cost structure, in conjuction with the acquisition of RMA. The charges consisted primarily of costs associated with the closing of redundant facilities and severance. We expect to record additional charges of approximately $10.0 million in the first half of 2006, which are expected to be recorded in the ARM North America and ARM International segments.

Depreciation and amortization. Depreciation and amortization increased to $45.8 million in 2005, from $40.2 million in 2004. This increase was primarily attributable to the amortization of the customer relationships acquired in connection with acquisitions in 2005 and the acquisition of RMH in April of 2004. The remainder of the increase was attributable to higher depreciation on additions to property and equipment during 2005 as well as the depreciation on the property and equipment acquired in the RMH and RMA acquisitions.

Other income (expense). Interest and investment income included investment income of $377,000 for 2005, as compared to $1.6 million for 2004, from the 50 percent ownership interest in a joint venture that we had with Marlin prior to the acquisition of the remaining 50 percent ownership in September 2005. The decrease from last year also reflects the joint venture’s lower revenue due to decreased purchases of accounts receivable during the second half of 2004 and into 2005, related to the winding down of the joint venture. Interest expense increased to $22.6 million for 2005, from $21.2 million for 2004. This increase was due to higher principal balances as a result of borrowings made against the senior credit facility for the acquisitions in September

Back to Contents

2005, higher interest rates, and Portfolio Management’s additional nonrecourse borrowings to purchase accounts receivable. Other income (expense) for 2005 included $532,000 in recoveries of aged accounts receivable that had been written off by RMH prior to the acquisition and a $93,000 gain from our ownership interest in one of our insurance carriers that was sold, offset in part by a $595,000 write-down of an investment that has subsequently been sold for the adjusted carrying value. Other income (expense) for 2004 included $621,000 of proceeds from an insurance policy related to a deferred compensation plan assumed as part of the acquisition of FCA International Ltd. in May 1998, and $157,000 in losses on the disposal of fixed assets and other net assets.

Income taxes. The effective income tax rate decreased to 36.4 percent from 38.2 percent due mainly to losses in the CRM division as well as higher earnings from Portfolio Management, which is taxed at a lower rate than the ARM business.

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

ARM North America’s revenue for 2004 and 2003 included revenue recorded from a long-term collection contract. The contract was amended so that we are required to pay the client the difference between the actual collections and guaranteed collections on May 31, 2004 and May 31, 2005, subject to limits of $6.0 million and $13.5 million, respectively. We defered all of the base service fees, subject to the limits, until the collections exceeded the collection guarantees. At the end of each reporting period, we assessed the need to record an additional liability if deferred fees were less than the estimated guarantee payments, if any, due to the client, subject to the limits. During 2004, ARM North America recognized $8.5 million of revenue that was deferred in

Back to Contents

previous years, on a net basis, compared to $4.2 million in 2003. Included in the 2003 revenue from the long-term collection contract was a $6.9 million benefit from the amendment to the contract. Any guarantee at the settlement dates in excess of the limits will be deducted from future bonuses, if any, as they are earned. We are not responsible to pay the client if future bonuses are inadequate to cover the additional guarantee. Had we not renegotiated the contract, the net effect of the long-term collection contract for 2003 would have been a negative impact of $2.7 million due to additional deferred revenue as a result of an increase in placements. As of December 31, 2004 and 2003, we had deferred sufficient revenue to meet our maximum exposure at the respective settlement dates. Accordingly, there will be no further deferrals of revenue under this contract.

Portfolio Management’s revenue increased $22.5 million, or 29.9 percent, to $98.0 million in 2004, from $75.5 million in 2003. Portfolio Management’s collections increased $26.1 million, or 17.3 percent, to $177.2 million in 2004, from $151.1 million in 2003. Portfolio Management’s revenue represented 55 percent of collections in 2004, as compared to 50 percent of collections in 2003. Revenue increased due to the increase in collections resulting from a better collection environment, especially on certain large portfolios that continued to outperform expectations. In addition, the carrying amount of impaired portfolios decreased to $2.7 million, or 2.0 percent of total purchased accounts receivable as of December 31, 2004, from $15.4 million, or 10.3 percent as of December 31, 2003. No revenue was recorded on these portfolios since they were accounted for under the cost recovery method. Of the $2.7 million and $15.4 million of portfolios at December 31, 2004 and 2003, $2.1 million and $11.2 million, respectively, represented impaired portfolios, and $629,000 and $4.2 million, respectively, represented portfolios acquired in connection with the end of an on-balance sheet securitization. Additionally, included in collections for 2004 were $12.7 million of proceeds from the sale of portfolios and $5.2 million in proceeds from the dissolution and sale of an off-balance sheet securitization, compared to $7.6 million of proceeds from the sale of portfolios in 2003. However, proceeds from portfolio sales had a minimal impact on revenue since the majority of the proceeds were applied to the principal of purchased accounts receivable.

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

Back to Contents

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

Other income (expense). Interest and investment income included investment income of $1.6 million for 2004, as compared to $2.2 million for 2003, from our 50 percent ownership interest in a joint venture that we had with Marlin prior to the acquisition of the remaining 50 percent ownership in September 2005. Interest expense decreased to $21.2 million for 2004, from $23.0 million for 2003. This decrease was due to lower principal balances as a result of debt repayments made against the credit facility during 2004 and 2003. The decrease was partially offset by Portfolio Management’s additional nonrecourse borrowings to purchase accounts receivable. Other income (expense) for 2004 principally included $621,000 of proceeds from an insurance policy related to a deferred compensation plan assumed as part of the acquisition of FCA International Ltd. in May 1998, and $157,000 in losses on the disposal of fixed assets and other net assets. Other income for 2003 included: $476,000 of income from our ownership interest in one of our insurance carriers that was sold; $402,000 of proceeds from an insurance policy related to a deferred compensation plan assumed as part of the acquisition of FCA International Ltd. in May 1998; and $250,000 of income from a partial recovery from a third party of an environmental liability.

Back to Contents

Income taxes. The effective income tax rate increased to 38.2 percent from 37.3 percent due mainly to changes in state and other income taxes offset by positive effects from two concluded IRS audits.

Liquidity and Capital Resources

Historically, our primary sources of cash have been cash flows from operations, bank borrowings, nonrecourse borrowings, and equity and debt offerings. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

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

In June 2005, we amended and restated our senior credit facility, referred to as the Credit Facility, to increase our borrowing capacity. The amendment of this facility provides the availability to pay our convertible notes when they become due in April 2006. We are required to reserve sufficient capacity to repay the convertible notes until such time as the notes convert or are otherwise retired. In June 2005, we also entered into a new nonrecourse credit facility with a lender, and extended our existing exclusivity agreement with the lender through June 30, 2009, for larger purchases of accounts receivable portfolios.

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

Cash Flows from Operating Activities. Cash provided by operating activities was $89.6 million in 2005, compared to $99.0 million in 2004. The decrease in cash provided by operating activities was due to an increase in trade accounts receivable of $18.5 million compared to a decrease of $2.7 million in the prior year, primarily related to increased billings to new clients. Also contributing to the decrease was a decrease in income taxes payable of $19.7 million compared to an increase of $545,000 for 2004, related to a lower tax rate due to losses in the CRM division and higher profits from Portfolio Management, which are taxed at a lower rate. These items were partially offset by an increase in accounts payable and accrued expenses of $5.4 million compared to a decrease of $17.8 million for 2004.

Cash provided by operating activities was $99.0 million in 2004, compared to $101.1 million in 2003. The slight decrease in cash provided by operating activities was due to an increase in other assets of $13.5 million compared to a decrease of $1.7 million for 2003, a decrease in accounts payable and accrued expenses of $17.8 million compared to a decrease of $6.6 million in the prior year, and a $10.2 million deposit we received in 2003 in connection with a long-term collection contract. These items were partially offset by increases in net income and noncash expenses, a transfer of $4.9 million out of restricted cash to repay a portion of the securitized nonrecourse debt in 2004 compared to a transfer of $4.9 million into restricted cash in 2003, and a $28.7 million increase in deferred income taxes compared to an $18.8 million increase in 2003.

Back to Contents

Cash Flows from Investing Activities. Cash used in investing activities was $189.5 million in 2005, compared to $1.5 million in 2004. Prior to June 2005, cash flows from investing activities did not include Portfolio Management’s purchases of large accounts receivable portfolios financed through an agreement we have with a lender. The borrowings were noncash transactions since the lender sent payments directly to the seller of the accounts (see note 17 to our Notes to Consolidated Financial Statements). The increase in cash used in investing activities was primarily attributable to cash paid for acquisitions and acquisition related costs of $118.9 million and $88.4 million incurred in connection with the acquisitions of RMA and Marlin, respectively, and higher purchases of property and equipment in 2005, primarily in the CRM division due to the start-up of new clients. These increases were partially offset by the $32.5 million minority interest investment in the Marlin acquisition by our nonrecourse lender.

Cash used in investing activities was $1.5 million in 2004, compared to cash provided by investing activities of $10.0 million in 2003. Cash flows from investing activities do not include Portfolio Management’s purchases of large accounts receivable portfolios financed through an agreement we have with a lender. It is a noncash transaction since the lender sends payment directly to the seller of the accounts (see note 17 to our Notes to Consolidated Financial Statements). The increase in cash used in investing activities was primarily attributable to cash paid for acquisitions and acquisition related costs incurred in connection with the acquisitions of RMH and the minority interest of NCO Portfolio and higher purchases of property and equipment in 2004. These increases were offset in part by higher proceeds from sales and resales of purchased accounts receivable and lower purchases of accounts receivable, not financed through the previously mentioned agreement.

Cash Flows from Financing Activities. Cash provided by financing activities was $97.6 million in 2005, compared to cash used in financing activities of $119.5 million in 2004. Prior to June 2005, cash flows from financing activities did not include Portfolio Management’s borrowings under nonrecourse debt, used to purchase large accounts receivable portfolios financed through an agreement we have with a lender. These borrowings were noncash transactions since the lender sent payments directly to the seller of the accounts (see note 17 to our Notes to Consolidated Financial Statements). The increase in cash provided by financing activities during 2005 resulted from the borrowings of $155.5 million under the revolving credit agreement to fund the acquisitions of Marlin and RMA, as well as borrowings under nonrecourse debt for the acquisition of RMA’s purchase portfolio assets. The lower repayments of borrowings under the revolving credit agreement during 2005, compared to the prior year was due to the use of cash to pay for acquisitions and fund the growth in the CRM division.

Cash used in financing activities was $119.5 million in 2004, compared to $92.2 million in 2003. Cash flows from financing activities do not include Portfolio Management’s borrowings under nonrecourse debt, used to purchase large accounts receivable portfolios financed through an agreement we have with a lender. It is a noncash transaction since the lender sends payment directly to the seller of the accounts (see note 17 to our Notes to Consolidated Financial Statements). The increase in cash used in financing activities during 2004 resulted from the repayment of a note payable and capitalized leases assumed in connection with the RMH acquisition, higher repayments of borrowings under nonrecourse debt by Portfolio Management, and higher repayments of borrowings under our senior credit facility. These repayments were partially offset by higher proceeds from the exercise of stock options in 2004.

Senior Credit Facility. In June 2005, we amended and restated our Credit Facility with various participating lenders. The amended and restated Credit Facility is structured as a $300

Back to Contents

million revolving credit facility with an option to increase our borrowing capacity to a maximum of $400 million, subject to obtaining commitments for such incremental capacity from existing or new lenders. The Credit Facility requires no minimum principal payments until June 18, 2010, the maturity date. At December 31, 2005, the balance outstanding on the Credit Facility was $170.5 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($4.4 million at December 31, 2005). As of December 31, 2005, we had $125.1 million of remaining availability under the revolving credit facility; however, $125.0 million of this has been reserved to repay our convertible notes, which mature in April 2006.

Borrowings under the Credit Facility are collateralized by substantially all of our assets. The Credit Facility contains certain financial and other covenants, such as maintaining net worth and funded debt to earnings before interest, taxes, depreciation, and amortization, referred to as EBITDA, requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, and transactions with affiliates. If an event of default, such as failure to comply with covenants or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. As of December 31, 2005, we were in compliance with all required financial covenants and we were not aware of any events of default.

Convertible Notes. At December 31, 2005, we had $125.0 million aggregate principal amount of 4.75 percent convertible subordinated notes due April 15, 2006, referred to as the Notes. The Notes are convertible into our common stock at a conversion price of $32.92 per share. The Notes continue to be classified as a long-term liability on the balance sheet because we have the ability and intent to repay the Notes utilizing our Credit Facility.

Nonrecourse Credit Facility. On June 30, 2005 Portfolio Management amended and restated its credit facility with a lender and extended its existing exclusivity agreement with such lender through June 30, 2009. The new agreement provides that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement similar to the original agreement, or under various equity sharing arrangements ranging from 25 percent to 50 percent equity provided by the lender. The lender will finance non-equity borrowings at 70 percent of the purchase price, unless otherwise negotiated, with floating interest at a rate equal to LIBOR plus 2.50 percent. As additional return, the lender receives 28 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by Portfolio Management, including interest. These borrowings are nonrecourse to us and are due two years from the date of each respective loan. We may terminate the agreement at any time after June 2007 for a cost of $250,000 for each remaining month under the new agreement. If the amendment is terminated, the original agreement remains in effect and all borrowings are subject to those terms. The previous financing arrangement as described below remains in effect for outstanding loans as of June 30, 2005. Total debt outstanding under this facility as of December 31, 2005, was $66.0 million, including $5.6 million of accrued residual interest. As of December 31, 2005, Portfolio Management was in compliance with all of the financial covenants.

Under the prior agreement, Portfolio Management had a four-year financing agreement with the lender that originally was to expire in August 2006, to provide financing for larger purchases of accounts receivable at 90 percent of the purchase price, unless otherwise negotiated. The lender, at

Back to Contents

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

As part of the exclusivity agreement described above, Portfolio Management has a joint venture agreement with the lender to purchase larger portfolios through a newly created joint venture, whereby Portfolio Management owns 65 percent and the lender owns 35 percent of the joint venture. Each party will finance the joint venture based on predetermined percentages as negotiated for each portfolio purchase. Cash flows from the joint venture are based on the mix of partner loans and equity contributions to the joint venture. The equity share of the new agreement replaces the residual cash flows under the former agreement. The joint venture has been consolidated into our results and a minority interest has been recorded for the lender’s equity ownership. At December 31, 2005, we had $5.8 million of debt outstanding under the joint venture, which is included in the nonrecourse credit facility debt outstanding disclosed above.

Contractual Obligations. The following summarizes our contractual obligations as of December 31, 2005 (amounts in thousands). For a detailed discussion of these contractual obligations, see notes 10, 11 and 19 in our Notes to Consolidated Financial Statements.

	Payments Due by Period(1)

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Senior credit facility	$170,500	$—	$—	$170,500	$—
Convertible notes (2)	125,000	125,000	—	—	—
Nonrecourse credit facility	65,995	40,635	25,360	—	—
Other long-term debt	5,938	4,964	538	247	189
Operating leases (3)	216,565	43,697	71,785	49,429	51,654
Purchase commitments	98,306	44,335	52,715	1,256	—
Forward flow agreements	95,973	39,205	31,116	25,652	—

Total contractual obligations	$778,277	$297,836	$181,514	$247,084	$51,843

(1)	Does not include deferred income taxes since the timing of payment is not certain (see note 12 in our Notes to Consolidated Financial Statements). Payments of debt do not include interest expense.
(2)

Assumes that the convertible notes are not converted into common stock prior to the maturity date. We intend to repay the convertible notes using borrowings under our senior credit facility, for which payments are due in 2010.

(3)	Does not include the leases from our former Fort Washington locations (see note 19 in our Notes to Consolidated Financial Statements).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Regulation S-K 303(a)(4) of the Securities Exchange Act of 1934.

Back to Contents

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

Foreign Currency Risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. The primary currencies to which we are exposed include the Canadian dollar, the British pound and the Philippine peso. Due to the growth of the Canadian operations, we currently use forward exchange contracts to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such contracts will be adversely affected by changes in exchange rates. Our objective is to maintain economically balanced currency risk management strategies that provide adequate downside protection. During 2005, the U.S. dollar continued to weaken compared to the Canadian dollar. A five percent change in the Canadian exchange rate could have an annual impact of approximately $4.0 million on our business, excluding the impact of foreign currency hedges.

Interest Rate Risk. At December 31, 2005, we had $236.5 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year.

Impact of Recently Issued and Proposed Accounting Pronouncements

FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS 123R, which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” referred to as APB 25. SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values, as currently permitted but not required under SFAS 123. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. Companies must adopt SFAS 123R no later than the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, we adopted the standard on January 1, 2006.

Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used when the standard is adopted. Transition methods allowed under the standard are modified retrospective adoption, in which prior periods may be restated either as of the beginning of the year of adoption or for all periods presented, or modified prospective adoption, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R. We have determined that we will use the modified prospective method of adoption.

Effective December 29, 2005, we accelerated the vesting of outstanding unvested stock options that have an exercise price equal to or greater than $17.25 per share, referred to as Eligible Options.

Back to Contents

Any shares received upon the exercise of Eligible Options are restricted and may not be sold prior to the date on which the Eligible Options would have been exercisable under the original terms. As a result of the acceleration, options to purchase 944,308 shares of our common stock became immediately exercisable. All other terms and conditions applicable to the Eligible Options remain unchanged. All terms and conditions of all options that are not Eligible Options remain unchanged. The purpose of the acceleration was to eliminate future compensation expense associated with the Eligible Options of approximately $3.9 million, net of taxes, that would have otherwise been recognized upon our adoption of SFAS 123R on January 1, 2006.

Prior to our adoption of SFAS 123R on January 1, 2006, we accounted for stock option grants to employees under APB 25 using the intrinsic value method, as permitted by SFAS 123. Under APB 25, because the exercise price of the stock options equals the fair value of the underlying common stock on the date of grant, no compensation cost is recognized. We do not anticipate that the adoption of SFAS 123R will have a material impact on our cash flows or financial position, but it will reduce reported net income and earnings per share because under SFAS 123R we will be required to recognize compensation expense for stock options granted to employees. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, stock price volatility, forfeitures and employee stock option exercise behavior. However, valuation of employee stock options under SFAS 123R is similar to SAFS 123, with minor exceptions. The impact on our results of operations and earnings per share had we adopted SFAS 123, is described in note 2 to our Notes to Consolidated Financial Statements.

SOP 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In October 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-03, “Accounting for Loans or Certain Securities Acquired in a Transfer,” referred to as SOP 03-3. SOP 03-3 addresses accounting for differences between contractual balances of an investor’s initial investment, or the face value, of certain acquired loans and the expected cash flows from those loans when such differences are attributable, in part, to credit quality. SOP 03-3 applies to our purchased accounts receivable portfolios and effective for portfolios acquired in fiscal years beginning after December 15, 2004, and amends Practice Bulletin No. 6, referred to as PB6, for portfolios acquired in fiscal years before the effective date.

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

We adopted SOP 03-3 on January 1, 2005, however previously issued annual financial statements were not restated and there is no prior period effect of these new provisions. Portfolios acquired prior to December 31, 2004 continue to be governed by PB6, as amended by SOP 03-3, which set the IRR at December 31, 2004 as the IRR to be used for impairment testing in the future and for recognizing revenue. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that we will incur impairments in the future, and these impairments could be material.

Back to Contents

FASB Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, referred to as SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

FASB Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments,” referred to as SFAS No. 155. This statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for hybrid financial instruments that contain embedded derivatives that would require separate accounting. In addition, the statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued beginning after an entity’s fiscal year beginning on September 15, 2006 with earlier adoption permitted. Management is evaluating the statement and does not believe that it will have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

The financial statements, financial statement schedules and related documents that are filed with this Report are listed in Item 15 of this Report on Form 10-K and begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Back to Contents

Item 9A.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by the Report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communitcated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended December 31, 2005.

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

Back to Contents

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Incorporated by reference from the Company’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K, except information concerning certain executive officers of the Company that is set forth in Item 4.1 of this Annual Report on Form 10-K and the information set forth below.

Code of Ethics:

The Company has adopted a Code of Ethics and Conduct that applies to all of its directors and employees including, the Company’s principal executive officer, principal financial officer, principal accounting officer and all employees performing similar functions. The Company will provide a copy of the Code of Ethics and Conduct without charge upon written request directed to: Joshua Gindin, Esq., Corporate Secretary, NCO Group, Inc., 507 Prudential Road Horsham, Pennsylvania 19044. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any future amendments to a provision of its Code of Ethics and Conduct by posting such information on the Company’s website www.ncogroup.com.

Item 11.	Executive Compensation.

Incorporated by reference from the Company’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2005:

	(a)	(b)	(c)
Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted- average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	4,415,915	$21.73	881,351
Equity compensation plans not approved by security holders	—	—	—

Total	4,415,915	$21.73	881,351

(1)

The table does not include information on stock options assumed by the Company through acquisitions. At December 31, 2005, 5,516 shares of Common Stock were issuable upon the exercise of options assumed in connection with the acquisition of JDR Holdings, Inc. The weighted average exercise price of these options was $51.95. At December 31, 2005, 103,219 shares of Common Stock were issuable upon the exercise of options assumed in connection with the acquisition of Compass International Services Corporation. The weighted average exercise price of these options was $44.99. At December 31, 2005, 108,828 shares of Common Stock were issuable upon the exercise of options assumed in connection with the acquisition of NCO Portfolio. The weighted average exercise price of these options was $18.74. At December 31, 2005, 31,964 shares of Common Stock were issuable upon the exercise of options assumed in connection with the acquisition of RMH Teleservices, Inc. The weighted average exercise price of these options was $25.87.

(2)

Includes 278,783 shares issuable pursuant to restricted stock units. Because these awards are issuable without the payment of any cash consideration, these awards are excluded from the weighted average exercise price calculation in column (b).

Back to Contents

Item 13.	Certain Relationships and Related Transactions.

Incorporated by reference from the Company’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference from the Company’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be filed in accordance with General Instruction G(3) to Form 10-K.

Back to Contents

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1. List of Consolidated Financial Statements. The consolidated financial statements and the accompanying notes of NCO Group, Inc., have been included in this Report on Form 10-K beginning on page F-1:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for each of the three years in the period ended December 31, 2005

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005

Notes to Consolidated Financial Statements

2. All financial statement schedules are omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the respective financial statements or notes thereto contained herein.

3. List of Exhibits filed in accordance with Item 601 of Regulation S-K. The warranties, representations and covenants contained in the agreements, documents and other instruments included or incorporated by reference herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreements, documents and other instruments. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K. Management contracts and compensatory plans, contracts and arrangements are indicated by “*”:

Exhibit No.	Description

2.1[12]

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

2.3[15]

Second Amendment to the Agreement and Plan of Merger by and among NCO Group, Inc., NCOG Acquisition Corporation, and RMH Teleservices, Inc., dated as of March 1, 2004. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

Back to Contents

Exhibit No.	Description

2.4[13]

Agreement and Plan of Merger by and among NCO Group, Inc., NCPM Acquisition Corporation, and NCO Portfolio Management, Inc., dated as of December 12, 2003. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

2.5[22]

Purchase Agreement, dated as of July 6, 2005, by and among NCOP Capital Resource, LLC and Risk Management Alternatives Parent Corp. and Risk Management Alternatives Holdings, Inc., Risk Management Alternatives International Limited, Resource Recovery Consultants, Inc., RMA Intermediate Holdings Corporation, RMA Management Services, Inc., Risk Management Alternatives International Corp. Canada, National Revenue Corporation, Risk Management Alternatives, Inc., Risk Management Alternatives Portfolio Services, LLC, RMA Holdings LLC, Purchased Paper LLC and Risk Management Alternatives Solutions LLC (collectively, the “RMA Seller Parties”).

2.6[22]	First Amendment and Acknowledgement to Purchase Agreement, by and among NCOP Capital Resource, LLC and RMA Seller Parties, dated as of August 23, 2005.
2.7[22]	Second Amendment and Acknowledgement to Purchase Agreement, by and among NCOP Capital Resource, LLC and RMA Seller Parties, dated as of August 31, 2005.
2.8[23]	Guarantee, dated as of July 6, 2005, by NCO Group, Inc. in favor of and for the benefit of Risk Management Alternatives Parent Corp.
3.1[1]	The Company’s Amended and Restated Articles of Incorporation.
3.2[2]	Amendment to Amended and Restated Articles of Incorporation.
3.3[9]	Amendment to Amended and Restated Articles of Incorporation.
3.4[17]	The Company’s Amended and Restated Bylaws.
4.1[1]	Specimen of Common Stock Certificate.
4.2[4]	Form of warrant to purchase NCO Group, Inc. common stock.
4.3[11]	Form of warrant dated October 3, 2003 and executed by RMH Teleservices, Inc.
4.4[8]	Purchase Agreement dated as of March 29, 2001, between NCO Group, Inc. and Deutsche Bank Alex. Brown Inc.
4.5[8]	Indenture dated as of April 4, 2001, between NCO Group, Inc. and Bankers Trust Company, as Trustee
4.6[8]	Registration Rights Agreement dated as of April 4, 2001, between NCO Group, Inc. and Deutsche Bank Alex. Brown Inc.
4.7[8]	Global Note dated April 4, 2001 of NCO Group, Inc.

Back to Contents

Exhibit No.	Description

*10.1[1]	Employment Agreement, dated September 1, 1996, between the Company and Michael J. Barrist.
*10.2[5]	Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Michael J. Barrist.
*10.3[1]	Employment Agreement, dated September 1, 1996, between the Company and Steven L. Winokur.
*10.4[5]	Addendum, dated January 1, 1999, to the Employment Agreement, dated September 1, 1996, between the Company and Steven L. Winokur.
*10.5[7]	Employment Agreement, dated June 5, 1998, between the Company and Joshua Gindin.
*10.6[7]	Addendum, dated January 1, 1999, to the Employment Agreement, dated June 5, 1998, between the Company and Joshua Gindin.
*10.7[6]	Employment Agreement, dated May 2, 1998, between the Company and Paul E. Weitzel, Jr.
*10.8[6]	Addendum, dated January 1, 1999, to the Employment Agreement, dated May 2, 1998, between the Company and Paul E. Weitzel, Jr.
*10.9[1]	Amended and Restated 1995 Stock Option Plan.
*10.10[3]	1996 Stock Option Plan, as amended.
*10.11[3]	1996 Non-Employee Director Stock Option Plan, as amended.
*10.12[17]	2004 Equity Incentive Plan.
10.13[1]	Irrevocable Proxy Agreement by and between Michael J. Barrist and Annette H. Barrist.
*10.14[2]	Executive Salary Continuation Agreement.
*10.15[10]	Employment Agreement, dated January 31, 2002, between the Company and Stephen W. Elliott.
*10.16[10]	Employment Agreement, dated November 21, 2001, between the Company and Steven Leckerman.
*10.17[16]	Employment Agreement, dated July 7, 2003, between the Company and Charles F. Burns.
10.18[16]

Amended and Restated Note Receivable, dated April 1, 2002, from TRC Holdings, Inc. for the principal amount of $11.25 million, as payment of the purchase price for the acquisition of certain assets of NCO Teleservices, Inc.

*10.19[16]	Second Addendum, dated July 1, 2003, to the Employment Agreement, dated September 1, 1996, as amended, between the Company and Michael J. Barrist.

Back to Contents

Exhibit No.	Description

*10.20[16]	Second Addendum, dated July 1, 2003, to the Employment Agreement, dated September 1, 1996, as amended, between the Company and Steven L. Winokur.
*10.21[16]	Second Addendum, dated July 1, 2003, to the Employment Agreement, dated June 5, 1998, as amended, between the Company and Joshua Gindin.
*10.22[16]	Second Addendum, dated July 1, 2003, to the Employment Agreement, dated May 2, 1998, as amended, between the Company and Paul E. Weitzel, Jr.
*10.23[16]	Employment Agreement, dated December 8, 2000, between the Company and Albert Zezulinski.
*10.24[19]	Addendum, dated January 1, 2005, to the Employment Agreement, dated December 8, 2000, between the Company and Albert Zezulinski.
*10.25[18]	Form of Restricted Stock Unit awarded to Directors under the 2004 Equity Incentive Plan.
*10.26[19]	Executive Deferred Compensation Plan Basic Document.
*10.27[19]	Executive Deferred Compensation Plan Adoption Agreement.
*10.28[19]	Rabbi Trust Agreement with Putnam Fiduciary Trust Company.
*10.29[19]	Form of Restricted Stock Unit Agreement Granted to Executive Officers in 2004.
*10.30[19]	Deferred Compensation Plan (applicable only to the Restricted Stock Unit Agreements).
*10.31	Summary of Director and Named Executive Officer Compensation Arrangements
10.32[21]

Seventh Amended and Restated Credit Agreement dated as of June 21, 2005 by and among NCO Group, Inc., as Borrower, Citizens Bank of Pennsylvania, as Administrative Agent and Issuer, and the Financial Institutions identified therein as Lenders and such other Co-Arrangers, Co-Documentation Agents, Co-Agents, and other Agents as may be appointed from time to time.

10.33[25]	Credit Agreement, dated as of November 26, 2002, by and among NCOP Capital, Inc. as Borrower and CFSC Capital Corp. XXXIV as Lender.
10.34[23]	Second Amendment to Credit Agreement, dated as of June 30, 2005, by and among NCOP Capital, Inc. as Borrower and CFSC Capital Corp. XXXIV as Lender.
10.35[23]

Amended and Restated Exclusivity Agreement, dated as of June 30, 2005, by and among CFSC Capital Corp. XXXIV and NCOP Lakes, Inc., NCO Financial Systems, Inc., NCO Portfolio Management, Inc., NCO Group, Inc., NCOP Capital, Inc., and NCOP Capital I, LLC. NCO will furnish to the Securities and Exchange Commission a copy of any omitted schedules upon request.

*10.36[23]	Form of Employee Incentive Stock Option Award pursuant to 2004 Equity Incentive Plan.

Back to Contents

Exhibit No.	Description

*10.37[23]	Form of Director Stock Option Award pursuant to 2004 Equity Incentive Plan.
*10.38[24]	Addendum, effective as of November 1, 2005, to the Employment Agreement, dated November 21, 2001, between the Company and Steven Leckerman
*10.39[26]	Third Addendum, effective January 1, 2006, to the Employement Agreement, dated June 5, 1998, between the Company and Joshua Gindin.
*10.40[26]	Third Addendum, effective January 1, 2006, to the Employement Agreement, dated May 2, 1998, between the Company and Paul E. Weitzel, Jr.
*10.41[26]	Third Addendum, effective January 1, 2006, to the Employement Agreement, dated September 1, 1996, between the Company and Steven L Winokur.
10.42	Form of Employee Non-qualified Stock Option Award pursuant to 2004 Equity Incentive Plan.
10.43	Form of Restricted Stock Unit Award Granted to Executive Officers in 2005.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification
______________

1Incorporated by reference to the Company’s Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-11745), filed with the Securities and Exchange Commission on October 17, 1996.

2Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 0-21639), filed with the Securities and Exchange Commission on May 4, 1998.

3Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-21639), filed with the Securities and Exchange Commission on August 14, 1998.

4Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on June 4, 1999.

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

Back to Contents

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

11Incorporated by reference to Exhibit 10.3 to RMH Teleservices, Inc.’s Form 8-K (File No. 00-2133), filed with the Securities and Exchange Commission on October 9, 2003.

12Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on November 20, 2003.

13Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on December 16, 2003.

14Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on January 23, 2004.

15Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on March 3, 2004.

16Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 0-21639), filed with the Securities and Exchange Commission on March 15, 2004.

17Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-21639), filed with the Securities and Exchange Commission on August 9, 2004.

18Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-21639), filed with the Securities and Exchange Commission on November 9, 2004.

19Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on January 6, 2005.

20Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-21639), filed with the Securities and Exchange Commission on March 16, 2005.

Back to Contents

21Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on June 23, 2005.

22Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on September 16, 2005.

23Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 0-21639), filed with the Securities and Exchange Commission on November 9, 2005.

24Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on November 14, 2005.

25Incorporated by reference to Exhibit 10.48 to NCO Portfolio Management Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-32403), filed with the Securities and Exchange Commission on March 13, 2003.

26Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 0-21639), filed with the Securities and Exchange Commission on January 27, 2006.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCO GROUP, INC.
Date: March 16, 2006	By:	/s/ Michael J. Barrist

Michael J. Barrist, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE(S)	DATE

/s/ Michael J. Barrist	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 16, 2006

Michael J. Barrist

/s/ Steven L. Winokur	Executive Vice President, Chief Financial Officer, Chief Operating Officer - Shared Services, and Treasurer (principal financial officer)	March 16, 2006

Steven L. Winokur

/s/ John R. Schwab	Senior Vice President, Finance and Chief Accounting Officer (principal accounting officer)	March 16, 2006

John R. Schwab

/s/ William C. Dunkelberg	Director	March 16, 2006

William C. Dunkelberg

/s/ Ronald J. Naples	Director	March 16, 2006

Ronald J. Naples

/s/ Leo J. Pound	Director	March 16, 2006

Leo J. Pound

/s/ Eric S. Siegel	Director	March 16, 2006

Eric S. Siegel

/s/ Allen F. Wise	Director	March 16, 2006

Allen F. Wise

Back to Contents

Back to Contents

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

Our management, with the participation of our chief executive officer and chief financial officer, conducted an assessment as of December 31, 2005, of the effectiveness of the Company’s internal control over financial reporting, using the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting which appears on page F-4.

In September 2005, we acquired substantially all of the operating assets, including purchased portfolio assets, of Risk Management Alternatives Parent Corp. (“RMA”). Management has excluded the internal controls over financial reporting associated with this acquisition from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. RMA represented approximately 11% of total assets and approximately 5% of revenues as of and for the year ended December 31, 2005.

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

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NCO Group, Inc.

We have audited the accompanying consolidated balance sheets of NCO Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of NCO Group, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCO Group, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NCO Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 10, 2006

Back to Contents

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

The Board of Directors and Shareholders of NCO Group, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that NCO Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NCO Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Risk Management Alternatives Parent Corp. (“RMA”), which is included in the 2005 consolidated financial statements of NCO Group, Inc. and constituted 11% of total assets as of December 31, 2005 and 5% of revenues for the year then ended.

Back to Contents

Our audit of internal control over financial reporting of NCO Group, Inc. also did not include an evaluation of the internal control over financial reporting of RMA.

In our opinion, management’s assessment that NCO Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NCO Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of NCO Group, Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 10, 2006

Back to Contents

NCO GROUP, INC.

Consolidated Balance Sheets

(Amounts in thousands)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$23,716	$26,334
Restricted cash	—	900
Accounts receivable, trade, net of allowance for doubtful accounts of $8,079 and $7,878, respectively	143,019	104,699
Purchased accounts receivable, current portion, net of allowance for impairment of $1,192 at December 31, 2005	102,779	50,388
Deferred income taxes	10,918	18,911
Bonus receivable, current portion	—	10,325
Prepaid expenses and other current assets	42,854	37,359

Total current assets	323,286	248,916

Funds held on behalf of clients

Property and equipment, net	131,370	114,256

Other assets:
Goodwill	668,832	609,562
Other intangibles, net of accumulated amortization	41,695	21,943
Purchased accounts receivable, net of current portion	135,028	88,469
Bonus receivable, net of current portion	—	—
Deferred income taxes	4,737	—
Other assets	23,014	30,743

Total other assets	873,306	750,717

Total assets	$1,327,962	$1,113,889

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$45,600	$64,684
Income taxes payable	4,531	11,946
Accounts payable	12,372	5,022
Accrued expenses	59,167	53,472
Accrued compensation and related expenses	26,120	21,424
Deferred revenue, current portion	3,909	18,821

Total current liabilities	151,699	175,369

Funds held on behalf of clients

Long-term liabilities:
Long-term debt, net of current portion	321,834	186,339
Deferred revenue, net of current portion	1,078	955
Deferred income taxes	57,709	36,174
Other long-term liabilities	17,885	19,451

Minority interest	34,643	—

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized, 32,176 and 32,078 shares issued and outstanding, respectively	477,238	473,410
Other comprehensive income	13,892	13,526
Deferred compensation	(4,658)	(3,458)
Retained earnings	256,642	212,123

Total shareholders’ equity	743,114	695,601

Total liabilities and shareholders’ equity	$1,327,962	$1,113,889

See accompanying notes.

Back to Contents

NCO GROUP, INC.

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	For the Years Ended December 31,

	2005	2004	2003

Revenues:
Services	$906,258	$840,346	$676,793
Portfolio	133,868	99,451	77,023
Portfolio sales	12,157	—	—

Total revenues	1,052,283	939,797	753,816

Operating costs and expenses:
Payroll and related expenses	528,932	472,915	350,369
Selling, general and administrative expenses	376,606	324,187	282,268
Restructuring charge	9,621	—	—
Depreciation and amortization expense	45,787	40,225	31,628

Total operating costs and expenses	960,946	837,327	664,265

Income from operations	91,337	102,470	89,551

Other income (expense):
Interest and investment income	3,162	3,185	3,927
Interest expense	(22,615)	(21,244)	(22,998)
Other income	30	447	1,128

Total other income (expense)	(19,423)	(17,612)	(17,943)

Income before income tax expense	71,914	84,858	71,608

Income tax expense	26,182	32,389	26,732

Income before minority interest	45,732	52,469	44,876

Minority interest	(1,213)	(606)	(2,430)

Net income	$44,519	$51,863	$42,446

Net income per share:
Basic	$1.39	$1.71	$1.64
Diluted	$1.33	$1.60	$1.54

Weighted average shares outstanding:
Basic	32,125	30,397	25,934
Diluted	36,158	34,652	29,895

See accompanying notes.

Back to Contents

NCO GROUP, INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

	Common Stock		Other Comprehensive Income (Loss)

	Number of Shares	Amount		Deferred Compensation	Retained Earnings	Comprehensive Income (Loss)	Total

Balance at January 1, 2003	25,908	$321,824	$(3,876)	—	$117,814		$435,762

Issuance of common stock	80	1,687	—	—	—		1,687
Comprehensive income, net of tax:
Net income	—	—	—	—	42,446	$42,446	42,446
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	10,062	—	—	10,062	10,062
Unrealized gain on interest rate swap	—	—	460	—	—	460	460

Total comprehensive income						$52,968

Balance, December 31, 2003	25,988	323,511	6,646	—	160,260		490,417

Issuance of common stock in connection with acquisitions	5,184	128,699	—	—	—		128,699
Issuance of common stock in connection with stock option plans	890	16,763	—	—	—		16,763
Exercise of common stock warrants	16	296	—	—	—		296
Issuance of restricted stock	—	4,141	—	(4,141)	—		—
Amortization of deferred compensation	—	—	—	683	—		683
Comprehensive income, net of tax:
Net income	—	—	—	—	51,863	$51,863	51,863
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	6,593	—	—	6,593	6,593
Change in fair value of foreign currency cash flow hedge, net of taxes of $158	—	—	287	—	—	287	287

Total comprehensive income						$58,743

Balance, December 31, 2004	32,078	473,410	13,526	(3,458)	212,123		695,601

Issuance of common stock in connection with stock-based compensation plans	98	1,305	—	—	—		1,305
Issuance of restricted stock units	—	2,523	—	(2,523)	—		—
Amortization of deferred compensation	—	—	—	1,323	—		1,323
Comprehensive income, net of tax:
Net income	—	—	—	—	44,519	$44,519	44,519
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	376	—	—	376	376
Change in fair value of foreign currency cash flow hedges, net of taxes of $540	—	—	933	—	—	933	933
Net gains on foreign currency cash flow hedges reclassified into earnings, net of taxes of $538	—	—	(943)	—	—	(943)	(943)

Total comprehensive income						$44,885

Balance, December 31, 2005	32,176	$477,238	$13,892	$(4,658)	$256,642		$743,114

See accompanying notes.

Back to Contents

NCO GROUP, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$44,519	$51,863	$42,446
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation	36,352	32,800	27,035
Amortization of intangibles	9,435	7,425	4,593
Amortization of deferred compensation	1,323	683	—
Amortization of deferred training asset	4,167	1,918	—
Provision for doubtful accounts	3,369	2,321	4,816
Allowance and impairment of purchased accounts receivable	1,240	948	1,751
Noncash interest	7,107	6,182	4,922
Gain on sale of purchased accounts receivable	(12,157)	—	—
Loss on disposal of property, equipment and other net assets	888	157	386
Changes in non-operating income	(352)	(1,591)	(2,642)
Minority interest	2,135	606	2,421
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	900	4,950	(4,950)
Accounts receivable, trade	(18,475)	(2,715)	1,707
Deferred income taxes	24,917	28,675	18,816
Bonus receivable	10,325	(2,359)	8,026
Other assets	3,225	(13,468)	1,655
Accounts payable and accrued expenses	5,385	(17,845)	(6,561)
Income taxes payable	(19,719)	545	(4,008)
Deferred revenue	(14,789)	(4,780)	790
Other long-term liabilities	(245)	2,704	(147)

Net cash provided by operating activities	89,550	99,019	101,056

Cash flows from investing activities:
Purchases of accounts receivable - see note 17	(45,743)	(43,549)	(48,106)
Collections applied to principal of purchased accounts receivable	69,565	70,898	72,850
Proceeds from sales and resales of purchased accounts receivable	15,880	15,863	4,536
Purchases of property and equipment	(43,499)	(27,188)	(20,498)
Net distribution from joint venture	4,464	2,083	1,540
Proceeds from notes receivable	1,147	1,403	394
Proceeds from disposal of property, equipment and other net assets	—	1,013	—
Investment in subsidiary by minority interest	32,508	—	—
Net cash paid for acquisitions and related costs	(223,808)	(21,981)	(720)

Net cash (used in) provided by investing activities	(189,486)	(1,458)	9,996

Cash flows from financing activities:
Repayment of notes payable	(46,754)	(64,814)	(30,947)
Borrowings under notes payable	36,688	—	750
Repayment of borrowings under revolving credit agreement	(47,500)	(70,000)	(61,680)
Borrowings under revolving credit agreement	155,500	—	1,000
Payment of fees to acquire debt	(1,494)	(103)	(2,899)
Issuance of common stock, net of taxes	1,199	15,375	1,531

Net cash provided by (used in) financing activities	97,639	(119,542)	(92,245)

Effect of exchange rate on cash	(321)	2,671	1,678

Net (decrease) increase in cash and cash equivalents	(2,618)	(19,310)	20,485

Cash and cash equivalents at beginning of the period	26,334	45,644	25,159

Cash and cash equivalents at end of the period	$23,716	$26,334	$45,644

See accompanying notes.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements

1.	Nature of Operations:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, “the Company” or “NCO”). NCO is a leading global provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services to more than 22,400 active clients including many Fortune 500 companies, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, utilities, retail and commercial, transportation/logistics, education, technology and government services. These clients are primarily located throughout the United States, Canada, the United Kingdom, Europe, and Puerto Rico. The Company’s largest client during 2005 was Capital One Financial Corporation and it represented 10.7 percent of the Company’s 2005 consolidated revenue. The Company also purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

The Company’s business consists of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International.

2.	Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All intercompany accounts and transactions have been eliminated.

At December 31, 2005, the Company had a $9.7 million note receivable included in the balance sheet under current and long-term other assets from a company that was previously owned by the Company. Under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), the company that issued this note receivable is considered a variable interest entity. Based on its evaluation of this variable interest entity, the Company is not the primary beneficiary of the company; therefore, the Company has not consolidated this entity under FIN 46(R).

Revenue Recognition:

ARM Contingency Fees:

ARM contingency fee revenue is recognized upon physical receipt of funds by NCO or its client.

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

Prior to the final reconciliation date on May 31, 2005, the Company deferred all of the base service fees, subject to the limits, until the collections exceeded the collection guarantees. At the end of each reporting period, the Company assessed the need to record an additional liability if deferred fees were less than the estimated guarantee payments, if any, due to the client, subject to the limits. The last and final settlement date occurred on May 31, 2005. In September 2005, the Company paid the client $4.3 million, which represented the difference between actual collections and the guaranteed collections, subject to a limit of $13.5 million, less $9.2 million of prepayments from prior bonuses and recoveries. The Company continues to record revenue for the base service fee plus any bonus or recoupments in excess of any remaining guarantees.

CRM Hourly:

Revenue is recognized based on the billable hours of each CRM representative as defined in the client contract. The rate per billable hour charged is based on a predetermined contractual rate, as agreed in the underlying contract. The contractual rate can fluctuate based on certain pre-determined objective performance criteria related to quality and performance, reduced by any contractual performance penalties the client may be entitled to, both as measured on a monthly basis. The impact of the performance criteria and penalties on the rate per billable hour is continually updated as revenue is recognized.

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

Training Revenue:

In connection with the provisions of certain inbound and outbound CRM services, the Company incurs costs to train its CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Start-up Training”) and on-going training for updates of existing CRM programs (“On-going Training”). The Company bills some of its customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to the CRM revenue being generated over the course of a contract and cannot be separated as a discrete earnings process under SEC Staff Accounting Bulletin No. 104. Start-up Training and On-going Training revenues are initially deferred and recognized over the shorter of term of the customer contract, or the period to be benefited. Direct costs associated with providing Start-up Training and On-going Training, which consist of salary, benefit and travel costs, are also deferred and amortized over a time period consistent with the deferred training revenue. When a business relationship is terminated with one of the Company’s customers, the unamortized deferred training revenue and unamortized deferred direct costs associated with that customer are immediately recognized. At December 31, 2005, the balance of deferred training revenue was $5.0 million and deferred costs capitalized were $3.7 million.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.	Accounting Policies (continued):

Revenue Recognition (continued):

Purchased Accounts Receivable:

Prior to January 1, 2005, the Company accounted for its investment in purchased accounts receivable on an accrual basis under the guidance of American Institute of Certified Public Accountants (“AICPA”) Practice Bulletin No. 6, “Amortization of Discounts on Certain Acquired Loans,” (“PB6”). Effective January 1, 2005, the Company adopted AICPA Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual versus expected cash flows over an investor’s initial investment in certain loans when such differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, and amends PB6 for loans acquired in fiscal years before the effective date. Previously issued financial statements are not restated and there is no prior period effect of these new provisions.

The Company has maintained historical collection records for all of its purchased accounts receivable, as well as debtor records, since 1986, which provides a reasonable basis for the Company’s judgment that it is probable that it will ultimately collect the recorded amount of its purchased accounts receivable plus a premium or yield. The historical collection amounts also provide a reasonable basis for determining the timing of the collections. The Company uses all available information to forecast the cash flows of its purchased accounts receivable including, but not limited to, historical collections, payment patterns on similar purchases, credit scores of the underlying debtors, seller’s credit policies, and location of the debtor.

The Company acquires loans in groups or portfolios that are initially recorded at cost, which includes external costs of acquiring portfolios. Once a portfolio is acquired, the accounts in the portfolio are not changed, unless replaced, returned, or sold. All acquired loans have experienced deterioration of credit quality between origination and the Company’s acquisition of the loans, and the amount paid for a portfolio of loans reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to each loan’s contractual terms. As such, the Company determines whether each portfolio of loans is to be accounted for individually or whether such loans will be aggregated based on common risk characteristics. The Company considers expected collections, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each portfolio of loans and subsequently aggregated pools of loans. The Company determines nonaccretable difference, or the excess of the portfolio’s contractual principal over all cash flows expected at acquisition as an amount that should not be accreted. The remaining amount represents accretable yield, or the excess of the portfolio’s cash flows expected to be collected over the amount paid, and is accreted into earnings over the remaining life of the portfolio.

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

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.	Accounting Policies (continued):

Revenue Recognition (continued):

Portfolio Sales:

The Company accounts for proceeds from sales of aged portfolios of purchased accounts receivable above the remaining carrying value under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Revenue from these sales is recognized when the receivables are sold.

The Company applies a financial components approach. Generally, that approach focuses on control of each of the various retained or sold interests or liabilities in a given financial asset sale to conclude when a sale has actually occurred as compared to a mere financing, and the accounting for any related rights retained and/or duties committed to on an ongoing basis, including servicing. Under that approach, after a transfer of financial assets, an entity allocates a portion of its original cost of the assets to the assets sold in determining any gain or loss, and to any servicing assets it retains, such as servicing rights or rights to residual interests. Gain or loss is reported in the period of the transfer, and net of any liabilities it has incurred or will incur in the future. Assets retained are amortized over the appropriate useful life of the asset. If control has not been adequately transferred to the other party, the proceeds received are treated as financing and no gain or loss is recorded at the time of the transfer.

Credit Policy:

Management monitors its client relationships in order to minimize the Company’s credit risk and assesses the likelihood of collection based on a number of factors including the client’s collection history and credit-worthiness. The Company maintains a reserve for potential collection losses when such losses are deemed to be probable.

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

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.	Accounting Policies (continued):

Goodwill:

Goodwill represents the excess of purchase price over the fair market value of the net assets of acquired businesses based on their respective fair values at the date of acquisition. Goodwill is tested for impairment each year on October 1, and as triggering events occur. The goodwill impairment test is performed at the reporting unit level and involves a two-step approach: the first step identifies any potential impairment and the second step measures the amount of impairment, if applicable. The first test for potential impairment uses a fair-value based approach, whereby the implied fair value of a reporting unit’s goodwill is compared to its carrying amount; if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company has concluded that goodwill was not impaired as of December 31, 2005.

Other Intangible Assets:

Other intangible assets consist primarily of customer relationships that are amortized over five years using the straight-line method (note 8).

Stock Options:

The Company accounts for stock option grants in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company does not recognize compensation cost based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (amounts in thousands, except per share amounts) (note 14):

	For the Years Ended December 31,

	2005	2004	2003

Net income – as reported	$44,519	$51,863	$42,446
Pro forma compensation cost, net of taxes	6,631	3,292	4,372

Net income – pro forma	$37,888	$48,571	$38,074

Net income per share – as reported:
Basic	$1.39	$1.71	$1.64
Diluted	$1.33	$1.60	$1.54

Net income per share – pro forma:
Basic	$1.18	$1.60	$1.47
Diluted	$1.15	$1.51	$1.40

Effective December 29, 2005, the Company accelerated the vesting of outstanding unvested options to purchase the Company’s common stock, which have an exercise price equal to or greater than $17.25 per share (“Eligible Options”). Any shares received upon the exercise of Eligible Options are restricted and may not be sold prior to the date on which the Eligible Options would have been exercisable under the original terms. As a result of the acceleration, options to purchase 944,308 shares of the Company’s common stock became immediately exercisable. All other terms and conditions applicable to the Eligible Options remain unchanged. All terms and conditions of all options that are not Eligible Options remain unchanged. The purpose of the acceleration of the Eligible Options was to eliminate future compensation expense that would have otherwise been recognized upon the Company’s adoption of SFAS 123R on January 1, 2006 (note 22). The proforma compensation cost, net of taxes, for 2005 in the table above includes $3.9 million for the effect of this acceleration.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

2.	Accounting Policies (continued):

Stock Options (continued):

During the years ended December 31, 2005 and 2004, compensation expense of $1.3 million and $683,000, respectively, was recorded for restricted stock units.

The estimated weighted average, grant-date fair values of the options granted during the years ended December 31, 2005, 2004 and 2003 were $7.72, $8.34 and $8.96, respectively. All options granted were at the market price of the stock on the grant date. For valuation purposes, the Company utilized the Black-Scholes option-pricing model using the following assumptions on a weighted average basis:

	For the Years Ended December 31,

	2005	2004	2003

Risk-free interest rate	3.82%	3.53%	3.72%
Expected life in years	5.37	4.00	5.00
Volatility factor	37.02%	36.91%	47.92%
Dividend yield	None	None	None
Forfeiture rate	5.10%	5.00%	5.00%

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

Foreign Currency Translation:

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency for that subsidiary. The assets and liabilities of these foreign subsidiaries have been translated using the current exchange rates, and the income and expenses have been translated using average historical exchange rates. The adjustments resulting from translation have been recorded separately in shareholders’ equity as “Other comprehensive income (loss)” and are not included in determining consolidated net income. As of December 31, 2005 and 2004, “Other comprehensive income (loss)” included $13.6 million and $13.2 million, respectively, of cumulative income from foreign currency translation.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

In the ordinary course of accounting for purchased accounts receivable, estimates are made by management as to the amount and timing of future cash flows expected from each portfolio. The estimated future cash flow of each portfolio is used to compute the IRR for the portfolio, both in the case of any increases in expected cash flows, or to compute impairment or allowances in the case of decreases in expected cash flows. The IRR is used to allocate collections between revenue and principal reduction of the carrying values of the purchased accounts receivable.

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

The Company is exposed to foreign currency fluctuations relating to its operations in Canada, the United Kingdom and the Philippines. In order to partially hedge cash flow exposure, the Company periodically enters into forward exchange contracts in order to minimize the impact of currency fluctuations on transactions and cash flows. These contracts are designated as cash flow hedges and recorded at their fair value on the accompanying balance sheets. Changes in the fair value of a cash flow hedge, to the extent that the hedge is effective, are recorded, net of tax, in other comprehensive income, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in the statement of income (note 15).

The Company has certain nonrecourse debt relating to its purchased accounts receivable operations that contain embedded derivative instruments. The embedded derivatives are not hedge instruments and, accordingly, changes in their estimated fair value are reported as other income (expense) in the accompanying statements of income. The embedded derivatives are included in long-term debt on the accompanying balance sheets because they are not separable from the notes payable and they have the same counterparty (note 10).

Reclassifications:

Certain amounts have been reclassified for comparative purposes.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

3.	Restructuring Charges:

During 2005, in conjunction with the integration of Risk Management Alternatives Parent Corp. (“RMA”) (note 4) and streamlining the cost structure of the Company’s legacy operations, the Company recorded restructuring charges of $9.6 million. These charges primarily related to the elimination of certain redundant facilities and severance costs. The Company also expects to take additional charges of approximately $10 million in the first half of 2006, which are expected to be recorded in the ARM North America and ARM International segments.

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total

Balance at January 1, 2005	$—	$—	$—
Accruals	7,020	2,601	9,621
Cash payments	(790)	(1,010)	(1,800)
Leasehold improvement write-off	(1,905)	—	(1,905)

Balance at December 31, 2005	$4,325	$1,591	$5,916

4.	Business Combinations:

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

The following presents the activity in the accruals recorded for RMH acquisition related expenses (amounts in thousands):

	Severance	Leases	Other	Total

Balance at December 31, 2004	$487	$18,685	$1,655	$20,827
Cash payments	(487)	(8,584)	(1,340)	(10,411)
Accruals adjustment	—	(3,613)	(207)	(3,820)
Foreign currency translation	—	169	—	169

Balance at December 31, 2005	$—	$6,657	$108	$6,765

The accrual adjustment of $3.8 million primarily relates to changes in certain lease assumptions regarding facilities leases, and was recorded as an adjustment to goodwill.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

4.	Business Combinations (continued):

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

On September 1, 2005, the Company acquired the stock of seven wholly owned subsidiaries of Marlin Integrated Capital Holding Corporation (“Marlin”), a company that specializes in purchasing accounts receivable in the healthcare and utility sectors, for $88.4 million in two transactions. The first transaction included the acquisition of a portfolio of purchased accounts receivable for $66.3 million. The second transaction included the acquisition of certain portfolio related assets for approximately $22.1 million. An additional $3.0 million payment was deferred pending the renewal of certain forward-flow agreements. One renewal occurred in December 2005, resulting in an additional payment of $1.5 million.

The acquisition of the purchased accounts receivable portfolio was structured as an equity sharing arrangement with the Company’s nonrecourse lender under the Company’s nonrecourse credit facility. The lender invested $32.0 million in the acquisition, representing a 50 percent interest in the purchased accounts receivable portfolio assets. The Company funded its 50 percent portion of the acquisition of the portfolio assets and the acquisition of all of the operating assets with financing from its senior credit facility. By design, the Company controls the primary activities of the entity and as such has recorded a minority interest on its balance sheet for the lender’s equity interest in the portfolio entity and has consolidated the results of operations of the portfolio entity and recorded the portion of the results of the portfolio entity it does not own as a minority interest, net of tax, on the statement of income.

The Company purchased the portfolio related assets with financing from its senior credit facility. In addition, the Company also granted an option to the nonrecourse lender to purchase up to 50 percent of the other non-portfolio assets and liabilities acquired from Marlin. The option was excercised on January 10, 2006. The transaction is expected to be completed in the first quarter of 2006, and the Company will receive $12.7 million for the 50 percent interest.

The Company allocated $5.0 million of the purchase price to the customer relationship and recorded goodwill of $17.6 million, which is deductible for tax purposes, based on preliminary estimates. We are in the process of obtaining a third party appraisal, which involves time needed for information gathering, verification and review. We do not expect to finalize the appraisal until the second quarter of 2006. From September 1, 2005, through December 31, 2005, the Company revised its allocation of the fair market value of the acquired assets and liabilities, which resulted in an increase in goodwill of $1.7 million. This increase was principally due to a $1.5 million deferred payment. As a result of the acquisition, the Company expects to expand its portfolio base and its presence in the healthcare and utility sectors, and reduce the cost of operations through economies of scale. Therefore, the Company believes the preliminary allocation of a portion of the purchase price to goodwill is appropriate.

The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$88,374
Purchased accounts receivable	(66,276)
Customer relationships	(5,000)
Other assets	(4,249)
Accrued expenses	4,782

Goodwill	$17,631

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

4.	Business Combinations (continued):

Prior to the acquisition, Portfolio Management had a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC (“the Joint Venture”) with IMNV Holdings, LLC (“IMNV”), one of the acquired subsidiaries of Marlin. The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable. In connection with the acquisition, the Joint Venture was terminated and the Company’s interest was included in the purchase accounting for the entity.

On September 12, 2005, the Company acquired substantially all of the operating assets, including purchased portfolio assets, of RMA, a provider of accounts receivable management services and purchaser of accounts receivable, for $118.9 million in cash and the assumption of certain liabilities, subject to certain post-closing adjustments. The Company funded the purchase principally with financing from its senior credit facility. The purchase price included approximately $51.0 million for RMA’s purchased portfolio assets, which was funded with $35.7 million of nonrecourse financing. In conjunction with the acquisition, on July 7, 2005, RMA and all of its domestic subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Ohio Eastern Division. The transaction was consummated under Sections 363 and 365 of the bankruptcy code. The Company allocated $16.3 million of the purchase price to the customer relationship and recorded goodwill of $37.5 million, which is deductible for tax purposes, based on preliminary estimates. From September 12, 2005, through December 31, 2005, the Company revised its allocation of the fair market value of the acquired assets and liabilities, which resulted in a decrease in goodwill of $1.8 million. This decrease was principally due to a downward adjustment in the accruals for acquisition related expenses. The Company has not finalized its purchase accounting related to the RMA acquisition, and has used estimates in determining certain allocations including the value of customer relationships, property and equipment, and certain assumed liabilities. In connection with the RMA acquisition, the Company recorded restructuring liabilities of $8.7 million under an exit plan the Company began to formulate prior to the acquisition date. These liabilities principally relate to severance costs related to certain redundant personnel that were scheduled to be eliminated upon completion of the acquisition. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers, expand its portfolio base, and reduce the cost of operations through economies of scale. Therefore, the Company believes the preliminary allocation of a portion of the purchase price to goodwill is appropriate.

The following is a preliminary allocation of the purchase price to the RMA assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$118,902
Transaction costs	3,143
Accounts receivable	(25,954)
Purchased accounts receivable	(50,954)
Customer relationships	(16,250)
Property and equipment	(11,312)
Deferred tax asset	(4,629)
Other assets	(3,700)
Accrued expenses and other liabilities	19,485
Accrued acquisition costs	8,747

Goodwill	$37,478

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

4.	Business Combinations (continued):

The following presents the activity in the accruals recorded for RMA acquisition related expenses (amounts in thousands):

	Severance	Leases	Other	Total

Balance at September 12, 2005	$9,476	$500	$3	$9,979
Cash payments	(5,243)	(503)	(3)	(5,749)
Accrual adjustments	(1,245)	3	10	(1,232)

Balance at December 31, 2005	$2,988	$—	$10	$2,998

The following summarizes the unaudited pro forma results of operations, assuming the NCO Portfolio, RMH and RMA acquisitions described above occurred as of the beginning of the respective periods. The pro forma information presented does not include the other acquisitions because they were not considered significant business combinations. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands, except per share data):

	For the Years Ended December 31,

	2005	2004

Revenue	$1,198,075	$1,261,785
Net income	$35,451	$50,621
Earnings per share – basic	$1.10	$1.42
Earnings per share – diluted	$1.06	$1.33
5.	Purchased Accounts Receivable:

Portfolio Management, ARM International and the Canadian division of ARM North America purchase defaulted consumer accounts receivable at a discount from the contractual principal balance. As of December 31, 2005, the carrying values of Portfolio Management’s, ARM International’s and ARM North America’s purchased accounts receivable were $235.4 million, $1.1 million and $1.3 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $37.1 billion and $14.7 billion at December 31, 2005 and 2004, respectively.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

5.	Purchased Accounts Receivable (continued):

The following summarizes the change in purchased accounts receivable (amounts in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Balance, at beginning of period	$138,857	$152,613	$152,448
Purchases:
Portfolios acquired in business combinations	117,230	—	—
Cash purchases	45,743	46,837	54,133
Noncash purchases (note 17)	17,213	42,832	20,166
Collections	(200,703)	(169,167)	(149,585)
Proceeds from portfolio sales and resales applied to carrying value	(3,723)	(15,863)	(4,536)
Revenue recognized	131,138	98,269	76,735
Allowance and impairment	(1,240)	(948)	(1,751)
Dissolution of securitization	(6,399)	(13,673)	—
Residual purchased accounts receivable from previously unconsolidated subsidiary	—	—	4,515
Fair value purchase accounting adjustment	—	(2,324)	—
Foreign currency translation adjustment	(309)	281	488

Balance, at end of period	$237,807	$138,857	$152,613

In the ordinary course of purchasing portfolios of accounts receivable, Portfolio Management may sell accounts from an acquired portfolio shortly after they were purchased. The proceeds from these resales are essentially equal to, and applied against, the carrying value of the accounts. Therefore, there is no gain recorded on these resales. For the years ended December 31, 2005, 2004 and 2003, proceeds from portfolio resales were $2.4 million, $10.7 million and $4.5 million, respectively.

In 2005, Portfolio Management began an on-going process to identify and sell certain aged portfolios of accounts receivable that have a low probability of payment. These aged portfolios have a low remaining carrying value. Proceeds from sales above the remaining carrying value are recorded as revenue. During the year ended December 31, 2005, Portfolio Management sold aged portfolios of accounts receivable for $13.4 million with a carrying value of $1.3 million, and recorded revenue of $12.1 million.

In 2005, the Company received $1.9 million of proceeds from the dissolution, winding up and sale of a securitization established in August 1998. The finance subsidiary holding the receivables adopted a plan of liquidation and proceeded to liquidate the receivables on behalf of and in cooperation with the securitized note insurer. The notes matured in March 2005, at which time the notes were paid off by the note insurer and the insurer became the holder of the obligations. The securitized notes and note insurer obligations were nonrecouse to the Company. The proceeds of the sale were used to reduce the carrying value of the accounts receivable and pay down the related insurer obligations. The net effect on earnings of the winding up of the dissolution of the finance subsidiary was immaterial (note 10).

In 2004, the Company received $5.2 million of proceeds from the dissolution, winding up and sale of a securitization established in August 1999. The finance subsidiary holding the receivables adopted a plan of liquidation and proceeded to liquidate the receivables on behalf of and in cooperation with the securitized note holders prior to the December 31, 2004 maturity date of the notes. The securitized notes were nonrecourse to the Company. The proceeds of the sale were used to reduce the carrying value of the accounts receivable and pay down the related securitized note. The net effect on earnings of the winding up of the dissolution of the finance subsidiary was immaterial.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

5.	Purchased Accounts Receivable (continued):

The following presents the change in the allowance for impairment of purchased accounts receivable accounted for under SOP 03-3 (amounts in thousands):

For the Year Ended December 31, 2005

Balance at beginning of period	$—
Additions	1,598
Recoveries	(406)

Balance at end of period	$1,192

During the years ended December 31, 2005, 2004 and 2003 impairment charges of $48,000, $948,000 and $1.8 million, respectively, were recorded from portfolios accounted for under PB6 where the carrying values exceeded the expected future undiscounted cash flows on or before December 31, 2004.

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Year Ended December 31,

	2005	2004

Balance at beginning of period	$160,083	$144,727
Additions	216,201	105,644
Accretion	(131,138)	(98,269)
Reclassifications from nonaccretable difference	44,058	7,941
Foreign currency translation adjustment	(269)	40

Balance at end of period	$288,935	$160,083

During the years ended December 31, 2005 and 2004, the Company purchased accounts receivable with a cost of $180.2 million and $89.7 million, respectively, including portfolios acquired through business combinations, that had contractually required payments receivable at the date of acquisition of $22.6 billion and $2.7 billion, respectively, and expected cash flows at the date of acquisition of $396.4 million and $195.3 million, respectively.

6.	Funds Held on Behalf of Clients:

In the course of the Company’s subsidiaries’ regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $52.3 million and $54.3 million at December 31, 2005 and 2004, respectively, have been shown net of their offsetting liability for financial statement presentation.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

7.	Property and Equipment:

Property and equipment, at cost, consisted of the following (amounts in thousands):

		December 31,

	Estimated Useful Life	2005	2004

Computer equipment	5 years	$151,514	$128,966
Computer software developed for internal use	5 years	68,154	52,081
Furniture and fixtures	5 to 10 years	32,168	28,368
Leasehold improvements	5 to 15 years	36,395	33,104

		288,231	242,519
Less accumulated depreciation		(156,861)	(128,263)

		$131,370	$114,256

8.	Intangible Assets:

Goodwill:

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company’s reporting units are ARM North America, CRM, Portfolio Management and ARM International, and had the following goodwill (amounts in thousands):

	December 31,

	2005	2004

ARM North America	$539,733	$499,980
CRM	89,799	88,027
Portfolio Management	33,572	15,941
ARM International	5,728	5,614

	$668,832	$609,562

The change in ARM North America’s goodwill balance was due principally to the acquisition of RMA (note 4). The changes in CRM’s and ARM International’s goodwill balances were due principally to the exchange rate used for foreign currency translation. The change in Portfolio Management’s goodwill balance was due to the acquisition of Marlin (note 4). The goodwill related to the two acquisitions in September 2005 is tentative and may change, including reclassifications to other reporting units.

Other Intangible Assets:

Other intangible assets consist primarily of customer relationships. The following represents the other intangible assets (amounts in thousands):

	December 31,

	2005		2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$55,917	$14,614	$28,761	$6,856
Other intangible assets	1,297	905	975	937

Total	$57,214	$15,519	$29,736	$7,793

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

8.	Intangible Assets (continued):

Other Intangible Assets (continued):

The Company recorded amortization expense for all other intangible assets of $9.4 million, $7.4 million and $4.6 million during the years ended December 31, 2005, 2004 and 2003, respectively. The following represents the Company’s expected amortization expense from these other intangible assets (amounts in thousands):

2006	$11,263
2007	10,911
2008	9,511
2009	6,511
2010	3,499

9.	Accrued Expenses:

Accrued expenses consisted of the following (amounts in thousands):

	December 31,

	2005	2004

Accrued rent and other related expense associated with the flood of the Fort Washington locations	$8,167	$8,205
Accrued interest	6,185	5,371
Restructuring costs	5,752	—
Accrued acquisition costs	5,723	16,054
Accrued contract labor expenses	4,189	925
Other accrued expenses	29,151	22,917

	$59,167	$53,472

10.	Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	December 31,

	2005	2004

Senior credit facility	$170,500	$62,500
Convertible notes	125,000	125,000
Nonrecourse credit facility	65,995	39,786
Securitized nonrecourse debt	—	8,158
Other	5,939	15,579
Less current portion	(45,600)	(64,684)

	$321,834	$186,339

The following summarizes the Company’s required debt payments (amounts in thousands). The payment for 2010 includes the convertible notes because the Company has the ability and intends to repay the convertible notes utilizing its senior credit facility, which matures in 2010, assuming that the convertible notes are not converted into common stock prior to their maturity date.

2006	$45,600
2007	22,649
2008	3,249
2009	159
2010	295,588
Thereafter	189

$367,434

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

10.	Long-Term Debt (continued):

Senior Credit Facility:

In June 2005, the Company amended and restated its senior credit facility (“the Credit Facility”) with various participating lenders. The amended and restated Credit Facility is structured as a $300 million revolving credit facility with an option to allow the Company to increase its borrowing capacity to a maximum of $400 million, subject to obtaining commitments for such incremental capacity from existing or new lenders. The Credit Facility requires no minimum principal payments until June 18, 2010, the maturity date. At December 31, 2005, the balance outstanding on the Credit Facility was $170.5 million. The availability of the Credit Facility is reduced by any unused letters of credit ($4.4 million at December 31, 2005). As of December 31, 2005, the Company had $125.1 million of remaining availability under the Credit Facility; however, $125.0 million of this has been reserved to repay the Company’s convertible notes, which mature in April 2006.

All borrowings bear interest at a rate equal to either, at the option of the Company, the prime rate (7.25 percent at December 31, 2005) or LIBOR (4.39 percent at December 31, 2005) plus a margin of 0.75 percent to 1.50 percent, which is determined quarterly based upon the Company’s consolidated funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio. The Company is charged a fee on the unused portion of the Credit Facility of 0.20 percent to 0.30 percent depending on the Company’s consolidated funded debt to EBITDA ratio. The effective interest rate on the Credit Facility was approximately 4.91 percent and 3.75 percent for the years ended December 31, 2005 and 2004, respectively.

Borrowings under the Credit Facility are collateralized by substantially all of the assets of the Company. The Credit Facility contains certain financial and other covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets and transactions with affiliates. If an event of default, such as failure to comply with covenants, or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding immediately due and payable and foreclose on the pledged assets. As of December 31, 2005, the Company was in compliance with all required financial covenants and the Company was not aware of any events of default.

Convertible Notes:

At December 31, 2005, the Company had $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes due April 15, 2006 (“the Notes”). The Notes are convertible into NCO common stock at a conversion price of $32.92 per share. The Notes continue to be classified as a long-term liability on the balance sheet because the Company has the ability and intends to repay the Notes utilizing its senior credit facility, which matures in 2010.

Nonrecourse Credit Facility:

On June 30, 2005, Portfolio Management amended and restated its nonrecourse credit facility with a lender and extended its existing exclusivity agreement with such lender through June 30, 2009. The new agreement provides that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement similar to the original agreement, or under various equity sharing arrangements ranging from 25 percent to 50 percent equity provided by the lender. The lender will finance non-equity borrowings at 70 percent of the purchase price, unless otherwise negotiated, with floating interest at a rate equal to LIBOR plus 2.50 percent. As additional return, the lender receives 28 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by Portfolio Management, including interest. These borrowings are nonrecourse to the Company and are due two years from the date of each respective loan. The Company may terminate the agreement at any time after June 2007 for a cost of $250,000 for each remaining month under the agreement. The previous financing arrangement as described below remains in effect for outstanding loans as of June 30, 2005.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

10.	Long-Term Debt (continued):

Nonrecourse Credit Facility (continued):

Under the prior agreement, all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $4.0 million must be first offered to the lender for financing at its discretion. The agreement had no minimum or maximum credit authorization. If the lender chose to participate in the financing of a portfolio of accounts receivable, the financing was at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate plus 3.25 percent. Each borrowing is due two years after the loan was made. Debt service payments equal collections less servicing fees and interest expense. As additional return, the lender receives 40 percent of the residual cash flow on loans made pursuant to the prior agreement, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by Portfolio Management, including interest.

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

Total debt outstanding under this facility was $66.0 million and $39.8 million as of December 31, 2005 and 2004, respectively, which both included $5.6 million of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 20.4 percent and 32.1 percent for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, Portfolio Management was in compliance with all required covenants.

Upon full satisfaction of the notes payable and the return of the initial investment by Portfolio Management, including interest, as it relates to each purchase of accounts receivable under the previous agreement, the Company is obligated to pay the lender a contingent payment amount equal to 40 percent of collections received, unless otherwise negotiated, net of servicing fees and other related charges. The contingent payment has been accounted for as an embedded derivative in accordance with SFAS 133. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At December 31, 2005 and 2004, the estimated fair value of the embedded derivative was $5.6 million. The embedded derivative for each portfolio purchase is subject to market rate revaluation each period. Absent a readily available market for such embedded derivatives, the Company bases its revaluation on similar current period portfolio purchases’ underlying yields. During the year ended December 31, 2005, $56,000 was recorded as “other income” on the statement of income to reflect the revaluation of the embedded derivatives.

As part of the exclusivity agreement described above, Portfolio Management has a joint venture agreement (“the Agreement”) with the lender of the nonrecourse credit facility, whereby Portfolio Management owns 65 percent of the joint venture and is the managing member, and the lender owns the remaining 35 percent interest. Each party will finance the joint venture based on predetermined percentages as negotiated for each portfolio purchase. The Agreement was established to purchase accounts receivable at the discretion of Portfolio Management, and the joint venture is consolidated into Portfolio Management’s results of operations with a minority interest representing the lender’s equity ownership. At December 31, 2005, the Company had $5.8 million of debt outstanding under the joint venture, which is included in the nonrecourse credit facility debt outstanding disclosed above.

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

Securitized Nonrecourse Debt (continued):

The securitized note was established in September 1998 through a finance subsidiary. This note carried a floating interest rate of LIBOR plus 0.65 percent. The note came due on March 10, 2005, and the liability was not satisfied from collections. The liquidity reserve of $900,000, included in restricted cash as of December 31, 2004, was used to pay down the note on the due date. Upon maturity of the note on March 10, 2005, the third party note insurer was obligated to satisfy the remaining unpaid balance of $7.0 million. At such time, the note insurer became the beneficiary of the note and obtained the rights to sell the underlying receivables. On December 16, 2005, a plan of dissolution of the special purpose entity holding the assets was adopted and the assets were sold. The proceeds of the sale were used to pay down the notes, and the remaining amount due on the notes was released by the note insurer in exchange for the sales proceeds (note 5).

11.	Operating Leases:

The Company leases certain equipment and real estate facilities under noncancelable operating leases. These leases expire between 2006 and 2016, and most contain renewal options. The following represents the future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more. The following future minimum payments have been reduced by minimum sublease rentals of $3.0 million, due in the future under noncancelable subleases, and do not include the leases from the Company’s former Fort Washington locations (note 19) (amounts in thousands).

2006	$43,697
2007	38,899
2008	32,886
2009	27,611
2010	21,818
Thereafter	51,654

$216,565

Rent expense was $35.0 million, $27.9 million and $23.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The total amount of base rent payments is being charged to expense on the straight-line method over the term of the lease.

12.	Income Taxes:

Income tax expense consisted of the following components (amounts in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Currently payable:
Federal	$(69)	$360	$8,776
State	331	1,586	1,126
Foreign	1,003	1,768	3,548

Deferred:
Federal	22,801	25,470	12,222
State	1,417	1,194	1,066
Foreign	699	2,011	(6)

Income tax expense	$26,182	$32,389	$26,732

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

12.	Income Taxes (continued):

Deferred tax assets (liabilities) consisted of the following (amounts in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$42,664	$46,540
Deferred contractual revenue	446	9,042
Accrued acquisition costs	2,544	5,184
Accrued expenses	15,070	7,486

Total deferred tax assets	60,724	68,252

Valuation allowance	16,901	13,658

Net deferred tax assets	43,823	54,594

Deferred tax liabilities:
Amortization	37,352	32,317
Prepaid expenses	4,962	3,242
Depreciation	11,126	8,438
Purchased accounts receivable	32,437	27,860

Total deferred tax liabilities	85,877	71,857

Net deferred tax liabilities	$(42,054)	$(17,263)

The Company had $53.3 million of federal net operating loss carryforwards, subject to certain limitations, available at December 31, 2005, which will expire during 2006 through 2023. These federal net operating loss carryforwards primarily relate to net operating loss carryforwards that existed as of the date of the Creditrust Merger and the RMH acquisition. Due to the Creditrust ownership change in 2001 and the RMH ownership change in 2004, the use of the net operating loss carryforwards could be substantially curtailed by Section 382 of the Internal Revenue Code. The annual use of the net operating loss carryforwards is limited under this section and such limitation is dependent on: (i) the respective fair market values of Creditrust and RMH at the time of the ownership change; and (ii) the respective net unrealized built-in gains of Creditrust at the time of the ownership change, which are recognized within five years of the Creditrust Merger date. Based on an analysis performed by the Company, it is anticipated that $20.6 million of the Creditrust and $30.6 million of the RMH net operating losses will be available for utilization after Section 382 limitations. Accordingly, a deferred tax asset was recorded, which is available to offset future reversing temporary differences and future taxable income. At year-end, these deferred tax assets were expected to be fully utilized to offset future reversing temporary differences, primarily relating to purchased accounts receivable regarding the Creditrust Merger and reversing temporary differences and income from operations regarding the RMH acquisition.

The Company had $12.5 million of Canadian net operating loss carryforwards available at December 31, 2005, which will expire in 2012. These net operating loss carryforwards relate to losses generated in the current year and the prior year from the Canadian subsidiary acquired in the RMH acquisition.

The Company has recorded state net operating loss carryforwards of $17.8 million at December 31, 2005. The deferred tax assets created by the state net operating loss carryforwards have been reduced by a $16.9 million valuation allowance due to the uncertainty that they can be realized. This represents an increase of $3.2 million from December 31, 2004, due to additional state net operating loss carryforwards generated in 2005.

Back to Contents

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

A reconciliation of the U.S. statutory income tax rate to the effective rate was as follows:

	For the Years Ended December 31,

	2005	2004	2003

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal	1.3	2.3	2.1
Other, net	0.1	0.9	0.2

Effective tax rate	36.4%	38.2%	37.3%

Income from operations for the years ended December 31, 2005, 2004 and 2003, included foreign subsidiary income of $5.9 million, $21.7 million and $9.8 million, respectively. The Company’s cumulative undistributed earnings of foreign subsidiaries of $26.4 million for the year ended December 31, 2005, are expected to be reinvested indefinitely, and accordingly no incremental U.S. or foreign withholding taxes have been recorded.

13.	Common Stock and Earnings Per Share:

Common Stock Warrants

As of December 31, 2005, the Company had warrants outstanding to purchase 22,000 shares of NCO common stock at $32.97 per share. These warrants expire in May 2009.

In addition, as of December 31, 2005, the Company had warrants outstanding to purchase 323,000 shares of NCO common stock, which were assumed in connection with the RMH acquisition, at a weighted average price of $40.42 per share. 197,000 of these warrants expire in 2006 and 126,000 of these warrants expire in 2008.

Earnings Per Share:

Basic earnings per share (“EPS”) was computed by dividing net income by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income by the weighted average number of common shares outstanding plus all common share equivalents. Net income is adjusted to add-back interest expense on the convertible debt, net of taxes, if the convertible debt is dilutive. The interest expense on the convertible debt, net of taxes, included in the diluted EPS calculation was $3.7 million for the years ended December 31, 2005, 2004 and 2003. Outstanding options, warrants, and convertible securities have been utilized in calculating diluted amounts per share only when their effect would be dilutive.

The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Basic	32,125	30,397	25,934
Dilutive effect of:
Convertible debt	3,797	3,797	3,797
Options and restricted stock units	135	377	164
Warrants	101	81	—

Diluted	36,158	34,652	29,895

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.	Stock-Based Compensation:

In June 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”). In September 1996, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) and the 1996 Non-Employee Director Stock Option Plan (the “Director Plan”). The 1995 Plan and 1996 Plan, as amended, authorized the issuance of 333,000 and 5.2 million shares, respectively, pursuant to incentive or nonqualified stock options. The Director Plan, as amended, authorized the issuance of 150,000 shares pursuant to nonqualified options. In April 2004, the Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”), and in May the NCO shareholders approved the 2004 Plan. Upon adoption of the 2004 Plan, no additional options could be granted under the 1995 Plan or the 1996 Plan. The 2004 Plan authorized the issuance of up to 2.0 million shares of common stock pursuant to a variety of awards including stock options, stock appreciation rights, and restricted and unrestricted stock awards. The vesting periods for the outstanding options under the 1995 Plan, the 1996 Plan, the 2004 Plan, and the Director Plan are three years, three years, three years and one year, respectively. The options expire no later than 10 years from the date of grant, except that options granted under the 1996 Plan after May 2003 expire no later than seven years from the date of grant.

On April 2, 2004, as part of the acquisition of RMH, NCO assumed the RMH 1996 Stock Incentive Plan (the “RMH Plan”). The RMH Plan authorized the issuance of up to 419,000 shares of common stock pursuant to a variety of awards including stock options, stock appreciation rights, and restricted and unrestricted stock grants. As of April 2, 2004, there were 248,000 options outstanding. No additional awards can be granted under the RMH Plan. All options that were issued and outstanding under the RMH Plan as of April 2, 2004, became fully vested as a result of the acquisition of RMH by NCO. The options expire no later than 10 years from the date of grant.

Effective December 29, 2005, the Company accelerated the vesting of outstanding unvested options to purchase the Company’s common stock, which have an exercise price equal to or greater than $17.25 per share (“Eligible Options”). Any shares received upon the exercise of Eligible Options are restricted and may not be sold prior to the date on which the Eligible Options would have been exercisable under the original terms. As a result of the acceleration, options to purchase 944,308 shares of the Company’s common stock became immediately exercisable. All other terms and conditions applicable to the Eligible Options remain unchanged. All terms and conditions of all options that are not Eligible Options remain unchanged. The purpose of the acceleration was to eliminate future compensation expense associated with the Eligible Options of approximately $3.9 million, net of taxes, that would have otherwise been recognized upon the Company’s adoption of SFAS 123R on January 1, 2006.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

14.	Stock-Based Compensation (continued):

Stock Options:

A summary of stock option activity for all of the plans was as follows (amounts in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at January 1, 2003	4,171	$24.23
Granted	656	19.22
Exercised	(80)	19.02
Forfeited	(270)	25.81

Outstanding at December 31, 2003	4,477	23.50
Granted	256	24.53
Assumed from acquisitions	508	20.78
Exercised	(819)	18.62
Forfeited	(363)	26.43

Outstanding at December 31, 2004	4,059	23.94
Granted	661	21.10
Exercised	(82)	17.31
Forfeited	(251)	24.05

Outstanding at December 31, 2005	4,387	$23.65

The following table summarizes information about stock options outstanding as of December 31, 2005 (shares in thousands):

	Stock Options Outstanding			Stock Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$ 8.66 to $17.32	420	5.80 years	$15.52	411	$15.50
$17.33 to $25.99	2,991	6.08 years	21.93	2,991	21.93
$26.00 to $34.65	847	3.73 years	30.49	847	30.49
$34.66 to $43.31	13	3.08 years	36.95	13	36.95
$43.32 to $51.97	110	2.34 years	44.97	110	44.97
$51.98 to $77.97	6	3.55 years	62.27	6	62.27

	4,387	5.90 years	$23.65	4,378	$23.66

Restricted Stock Units:

For the year ended December 31, 2005, the Company granted 139,321 shares of restricted stock units under the 2004 Plan with a weighted average price of $17.83 per share, and recorded compensation expense of $1.3 million. For the year ended December 31, 2004, the Company granted 174,765 shares of restricted stock units under the 2004 Plan with a weighted average price of $24.88 per share, and recorded compensation expense of $683,000. Grants of restricted stock units vest over multiple cliff vesting periods and/or based on meeting performance-based targets.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

15.	Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These transactions are designated as cash flow hedges. The Company had forward exchange contracts for the purchase of $47.3 million and $34.4 million of Canadian dollars outstanding at December 31, 2005 and 2004, respectively, which mature within 90 days. For the year ended December 31, 2005, the Company had net gains of $1.5 million ($933,000 after tax), of which $1.5 million ($943,000 after tax) were reclassified into earnings. For the year ended December 31, 2004, the Company had gains of $2.7 million ($1.9 million after tax), of which $2.4 million ($1.6 million after tax) were reclassified into earnings. The impact of the settlement of the Company’s cash flow hedges was recorded in “payroll and related expenses” and “selling, general and administrative expenses” in the statement of income. At December 31, 2005 and 2004, the fair market value of all outstanding cash flow hedges was $436,000 and $445,000, respectively, which is included in “other assets.” All of the accumulated income and loss in other comprehensive income related to cash flow hedges at December 31, 2005 and 2004, is expected to be reclassified into earnings within the next 12 months.

The Company’s nonrecourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives. The contingent payment is equal to 40 percent of collections received after principal and interest, unless otherwise negotiated, net of servicing fees and other related charges. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At December 31, 2005 and 2004, the estimated fair value of the embedded derivative was $5.6 million. The embedded derivative for each portfolio purchase is subject to market rate revaluation each period. Absent a readily available market for such embedded derivatives, the Company bases its revaluation on similar current period portfolio purchases’ underlying yields. During the year ended December 31, 2005, $56,000 was recorded as “other income” on the statement of income to reflect the revaluation of the embedded derivatives.

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

Purchased Accounts Receivable:

The Company records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. The carrying value of purchased accounts receivable, which is estimated based upon future cash flows, approximates fair value at December 31, 2005 and 2004.

Notes Receivable:

The Company had notes receivable of $11.2 million and $17.7 million as of December 31, 2005 and 2004, respectively. The carrying amounts reported in the balance sheets, included in current and long-term other assets, approximated market rates for notes with similar terms and maturities, and, accordingly, the carrying amounts approximated fair value. The Company reviews the recoverability of the notes receivable on a quarterly basis to determine if an impairment charge is required.

Long-Term Debt:

The stated interest rates of the Company’s nonconvertible debt approximate market rates for debt with similar terms and maturities, and, accordingly, the carrying amounts approximate fair value. The estimated fair value of the Company’s convertible debt was $117.5 million and $136.4 million as of December 31, 2005 and 2004, respectively, based on the closing market price for the convertible securities on December 31, 2005 and 2004, respectively.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

17.	Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Cash paid for interest	$21,934	$22,448	$23,044
Cash paid for income taxes	15,539	12,280	12,310
Noncash investing and financing activities:
Fair value of assets acquired	252,600	231,610	—
Common stock issued for acquisitions	—	128,699	—
Liabilities assumed from acquisitions	38,790	103,018	—
Nonrecourse borrowings to purchase accounts receivable	17,213	42,832	20,166
Dissolution of securitized nonrecourse debt and other assets	6,399	13,673	—
Deferred portion of purchased accounts receivable	—	3,288	6,027
Contribution of note receivable for acquisition	5,154	—	—
Elimination of equity investment in connection with acquisition	2,780	—	—
Adjustment to RMH acquisition accrual	3,820	—	—
Deferred compensation from restricted stock	2,523	4,141	—
Dissolution of investment in securitization	—	—	4,515
Note receivable from disposal of net assets	—	2,040	—
Disposal of fixed assets	1,128	—	—
Warrants exercised	—	169	—

Nonrecourse borrowings to purchase accounts receivable represent Portfolio Management’s purchases of large accounts receivable portfolios financed through the nonrecourse credit facility prior to August 2005. These borrowings were noncash transactions since the lender sent payments directly to the seller of the accounts. After August 2005, all borrowings under the nonrecourse credit facility were sent directly to the Company.

18.	Employee Benefit Plans:

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, referred to as the Plan, for its U.S. employees. The Plan allows all eligible employees to defer up to 15 percent of their income on a pretax basis through contributions to the Plan, subject to limitations under Section 401(k) of the Internal Revenue Code. The Company will provide a matching contribution of 25 percent of the first six percent of an employee’s contribution. The Company also has similar type plans for its international employees. The charges to operations for the matching contributions were $2.7 million, $3.1 million and $2.4 million for 2005, 2004 and 2003, respectively.

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

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

19.	Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a foreign labor subcontractor in India, and other vendors that require minimum purchase commitments. These agreements expire between 2006 and 2009. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2006	$44,335
2007	41,244
2008	11,471
2009	1,256

$98,306

The Company incurred $48.4 million, $33.2 million and $18.9 million of expense in connection with these purchase commitments for the years ended December 31, 2005, 2004 and 2003, respectively.

Forward-Flow Agreements:

As of December 31, 2005, the Company had three fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The Company is obligated to purchase accounts receivable of approximately $720,000, $450,000 and $60,000 per month through October 2006, December 2006 and May 2006, respectively.

In connection with the Marlin acquisition, the Company acquired several forward-flows with institutions to purchase medical and utility portfolios of charged-off accounts receivable meeting certain criteria, aggregating approximately $2.2 million per month. The terms of the agreements vary; they can be terminated with either 30 days, 60 days or 90 days written notice.

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

In April 2003, the former landlord defendants filed a joinder complaint against certain current and former officers and/or directors of the Company, to name such persons as additional defendants and alleging, among other things, that they breached their fiduciary duties to the Company.

In January 2004, the Court, in ruling on the preliminary objections, allowed the former landlord defendants’ suit to proceed against these individuals, but struck from the complaint the breach of fiduciary duty allegations asserting violations of duties owed by individual officers to the Company.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

19.	Commitments and Contingencies (continued):

Litigation and Investigations (continued):

Securities and Exchange Commission:

In September 2005, the Company reached a final settlement with the SEC, concluding the SEC’s investigation of the Company and certain of its officers. Without admitting or denying any wrongdoing, the Company consented to the entry of an administrative order directing it to cease and desist from committing or causing violations of certain non-fraud provisions of the federal securities laws relating to financial reporting and internal control requirements, now and in the future. The Company did not pay any civil monetary penalty in connection with the settlement. The investigation did not lead to any sanctions being levied against any of the Company’s officers.

In January 2005, the Company received notification from the Staff of the Securities and Exchange Commission (“the Staff”) informing the Company that it intended to issue a formal notification (commonly known as a “Wells notice”) to NCO and certain of its officers recommending that the Securities and Exchange Commission (“the SEC”) bring civil proceedings against NCO and such officers alleging violations of certain non-fraud provisions of the federal securities laws relating to financial reporting and internal control requirements. The potential violations related to the Company’s revenue recognition policy relating to a long-term collection contract, which the Company had previously corrected in 2003, and the Company’s revenue recognition policy regarding the timing of revenue recognized on certain cash receipts related to contingency revenues.

The notification from the Staff informed the Company that the Company’s long-standing policy with respect to the timing of revenue recognized on certain cash receipts related to contingency revenues was inconsistent with the Staff’s interpretation of Staff Accounting Bulletin No. 104 (“SAB 104”). The Company previously recognized contingency fee revenue attributable to payments postmarked prior to the end of the period and received in the mail from the consumers on the first business day after such period as applicable to the prior reporting period. This revenue recognition policy had been in effect since prior to NCO becoming a public company and was consistently applied over time. The Company corrected its policy in the fourth quarter of 2004 in order to recognize revenue when physically received. The impact of this correction was a $2.7 million reduction in revenue and a $947,000 reduction in net income, or $0.03 per diluted share, for the year ended December 31, 2004. No restatement of prior period financial statements was required for this correction, and it did not have a material impact on the comparability of operating results for the year ended December 31, 2005.

U.S. Department of Justice:

On February 24, 2006, the U.S. Department of Justice alleged certain civil damages of approximately $5.0 million. The alleged damages relate to a matter the Company self reported to federal authorities and the client in 2003 involving three employees who engaged in unauthorized student loan consolidations in connection with a client contract. The responsible employees were terminated at that time in 2003. The Company does not agree with the allegations regarding damages and has and will continue to engage in discussions with the Department of Justice in an effort to amicably resolve the matter. The Company has been advised and expects that actual damages incurred as a result of this incident, if any, will be covered by insurance.

Other:

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

20.	Segment Reporting:

As of December 31, 2005, the Company’s business consisted of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM North America provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM North America serves clients of all sizes in local, regional and national markets in the United States and Canada. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. The Company’s acquisition of the operating assets of RMA located in North America was included in the ARM North America segment. For the years ended December 31, 2005 and 2004, ARM North America received $761.3 million and $703.2 million, respectively, of revenue from U.S. customers and $28.2 million and $29.4 million, respectively, of revenue from Canadian customers. ARM North America had total assets, net of any intercompany balances, of $826.2 million, $751.6 million and $762.3 million at December 31, 2005, 2004 and 2003, respectively. ARM North America had capital expenditures of $26.7 million, $23.6 million, and $20.2 million of capital expenditures for the years ended December 31, 2005, 2004 and 2003, respectively. ARM North America also provides accounts receivable management services to Portfolio Management. ARM North America recorded revenue of $87.0 million, $63.1 million and $49.1 million for these services for the years ended December 31, 2005, 2004 and 2003, respectively. Included in ARM North America’s intercompany revenue for the year ended December 31, 2005, was $4.9 million of commissions from the sale of portfolios by Portfolio Management.

With the April 2004 acquisition of RMH, the CRM division was formed. The CRM division provides customer relationship management services to clients in the United States and Canada through offices in the United States, Canada, the Philippines and Panama. For the year ended December 31, 2005, CRM received $186.0 million from U.S. customers and $4.4 million from Canadian customers. CRM had total assets, net of any intercompany balances, of $201.7 million and $183.6 million at December 31, 2005 and 2004, respectively. CRM had capital expenditures of $15.5 million and $3.2 million for the year ended December 31, 2005 and 2004, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. The Company’s acquisition of the purchased portfolio assets of RMA and the acquisition of Marlin was included in the Portfolio Management segment. Portfolio Management had total assets, net of any intercompany balances, of $283.7 million, $163.4 million and $170.4 million at December 31, 2005, 2004 and 2003, respectively.

ARM International provides accounts receivable management services across the United Kingdom. The Company’s acquisition of the operating assets of RMA located in the United Kingdom was included in the ARM International segment. ARM International had total assets, net of any intercompany balances, of $16.4 million, $15.3 million and $13.4 million at December 31, 2005, 2004 and 2003, respectively. ARM International had capital expenditures of $1.3 million, $360,000, and $312,000 of capital expenditures for the years ended December 31, 2005, 2004 and 2003, respectively. ARM International also provides accounts receivable management services to Portfolio Management. ARM International recorded revenue of $272,000, $398,000 and $425,000 for these services for the years ended December 31, 2005, 2004 and 2003, respectively.

Back to Contents

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

	For the year ended December 31, 2005 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	Restructuring Charge	EBITDA

ARM North America	$789,492	$367,714	$332,202	$7,724	$81,852
CRM	190,400	145,892	35,450	846	8,212
Portfolio Management	144,719	5,726	91,493	—	47,500
ARM International	14,992	9,600	4,781	1,051	(440)
Eliminations	(87,320)	—	(87,320)	—	—

Total	$1,052,283	$528,932	$376,606	$9,621	$137,124

	For the Year Ended December 31, 2004 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$732,619	$349,194	$291,571	$91,854
CRM	159,024	113,719	26,658	18,647
Portfolio Management	98,023	2,095	65,621	30,307
ARM International	13,582	7,907	3,788	1,887
Eliminations	(63,451)	—	(63,451)	—

Total	$939,797	$472,915	$324,187	$142,695

	For the Year Ended December 31, 2003 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$713,941	$341,068	$274,445	$98,428
Portfolio Management	75,456	1,734	53,612	20,110
ARM International	13,977	7,567	3,769	2,641
Eliminations	(49,558)	—	(49,558)	—

Total	$753,816	$350,369	$282,268	$121,179

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

21.	Related Party Transactions:

Eric S. Siegel, a director of NCO Group, Inc., is a director of PSC Info Group (“PSC”), a provider of outsourced mail services and related document management services. Mr. Siegel also owns less than 1% of the outstanding common stock and provides nonoperational consulting services to PSC. For the years ended December 31, 2005 and 2004, the Company paid PSC a total of $31.5 million and $30.3 million, respectively, for producing and mailing collection letters, which the Company believes was comparable to or less than what other mail outsourcing companies would charge for similar volumes of business. Mr. Siegel has not been, and will not be involved in the negotiation or the administration of the Company’s contract with PSC.

Prior to March 2004, the Company used an airplane that was partly owned by Michael J. Barrist, Chairman, President, and Chief Executive Officer of NCO. The Company reimbursed Mr. Barrist for the use of the plane based on a per-hour rate. The per-hour rate consisted of actual operating costs plus the hourly cost equivalent for the monthly management fee, interest and depreciation. The Company paid costs of $209,000 and $719,000 for the years ended December 31, 2004 and 2003, respectively. In February 2004, the Company took an assignment of rights held by Mr. Barrist under a deposit agreement and a related maintenance agreement to purchase an interest in a new airplane. The Company believed that the assignment of the deposit agreement and maintenance agreement allowed it to purchase the interest in the new airplane, and receive maintenance, at prices less than it would otherwise have been able to obtain if it entered into new agreements with the manufacturer. Upon purchasing the interest in the new airplane in March 2004, the prior arrangement with Mr. Barrist concerning the Company’s use of his airplane was terminated. For the years ended December 31, 2005 and 2004, Mr. Barrist reimbursed the Company $100,000 and $120,000, respectively, for his personal use of the aircraft.

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

FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”:

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values, as currently permitted but not required under SFAS 123. The standard will apply to newly granted awards and previously granted awards that are not fully vested on the date of adoption. Companies must adopt SFAS 123R no later than the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt the standard on January 1, 2006.

Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used when the standard is adopted. Transition methods allowed under the standard are modified retrospective adoption, in which prior periods may be restated either as of the beginning of the year of adoption or for all periods presented, or modified prospective adoption, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R. The Company has determined that it will use modified prospective method of adoption.

Effective December 29, 2005, the Company accelerated the vesting of outstanding unvested stock options that have an exercise price equal to or greater than $17.25 per share (“Eligible Options”). Any shares received upon the exercise of Eligible Options are restricted and may not be sold prior to the date on which the Eligible Options would have been exercisable under the original terms. As a result of the acceleration, options to purchase 944,308 shares of the Company’s common stock became immediately exercisable. All other terms and conditions applicable to the Eligible Options remain unchanged. All terms and conditions of all options that are not Eligible Options remain unchanged. The purpose of the acceleration was to eliminate future compensation expense associated with the Eligible Options of approximately $3.9 million, net of taxes, that would have otherwise been recognized upon the Company’s adoption of SFAS 123R on January 1, 2006.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

22.	Recently Issued and Proposed Accounting Pronouncements (continued):

The Company currently accounts for stock option grants to employees under APB 25 using the intrinsic value method, as permitted by SFAS 123. Under APB 25, because the exercise price of the stock options equals the fair value of the underlying common stock on the date of grant, no compensation cost is recognized. The Company does not anticipate that the adoption of SFAS 123R will have a material impact on its cash flows or financial position, but it will reduce reported net income and earnings per share because under SFAS 123R the Company will be required to recognize compensation expense for stock options granted to employees. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, stock price volatility, forfeitures and employee stock option exercise behavior. However, valuation of employee stock options under SFAS 123 is similar to SFAS 123R, with minor exceptions. The impact on the Company’s results of operations and earnings per share had the Company adopted SFAS 123, is described in note 2.

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

The Company adopted SOP 03-3 on January 1, 2005, however previously issued annual financial statements were not restated and there is no prior period effect of these new provisions. Portfolios acquired prior to December 31, 2004 continue to be governed by PB6, as amended by SOP 03-3, which will set the IRR at December 31, 2004 as the IRR to be used for impairment testing in the future. Because any reductions in expectations are recognized as an expense in the current period and any increases in expectations are recognized over the remaining life of the portfolio, SOP 03-3 increases the probability that the Company will incur impairments in the future, and these impairments could be material.

FASB Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”:

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

22.	Recently Issued and Proposed Accounting Pronouncements (continued):

FASB Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”:

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“ SFAS No. 155”). This statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for hybrid financial instruments that contain embedded derivatives that would require separate accounting. In addition, the statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired or issued beginning after an entity’s fiscal year beginning on September 15, 2006 with earlier adoption permitted. Management is evaluating the statement and does not believe that it will have a material impact on the Company’s financial statements.

23.	Subsequent Events:

On January 10, 2006, the Company’s nonrecourse lender exercised their option to purchase up to 50 percent of the operating assets acquired from Marlin, after receiving an extension of the original expiration date of November 29, 2005. The transaction is expected to be completed in the first quarter of 2006, and the Company will receive $12.7 million for the 50 percent interest.

In February 2006, the Company’s employees at its call center in Surrey, British Columbia, Canada voted in favor of joining the B.C Government and Services Employees’ Union. This facility provides customer relationship management services and generated approximately two percent of the Company’s consolidated 2005 revenue. The financial impact of such organizing effort is currently not known.

24.	Allowance for Doubtful Accounts:

The following table presents the activity in the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):

		Additions

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of year

Year ended December 31, 2005:
Allowance for doubtful accounts	$7,878	$3,369	$—	$(3,168)	$8,079

Year ended December 31, 2004:
Allowance for doubtful accounts	$7,447	$2,321	$—	$(1,890)	$7,878

Year ended December 31, 2003:
Allowance for doubtful accounts	$7,285	$4,816	$—	$(4,654)	$7,447

(1)	Uncollectible accounts written off, net of recoveries.

Back to Contents

NCO GROUP, INC.

Notes to Consolidated Financial Statements (continued)

25.	Unaudited Quarterly Results:

The following tables contain selected unaudited Consolidated Statement of Income data for each quarter for the years ended December 31, 2005 and 2004 (amounts in thousands, except per share data). The operating results for any quarter are not necessarily indicative of results for any future period.

	2005 Quarters Ended

	March 31	June 30	Sept. 30	Dec. 31

Revenues	$260,349	$252,443	$249,154	$290,337
Income from operations	28,823	27,686	16,076	18,752
Net income	15,263	14,135	7,621	7,500

Net income per share:
Basic	$0.48	$0.44	$0.24	$0.23
Diluted	$0.45	$0.42	$0.24	$0.23

	2004 Quarters Ended

	March 31	June 30	Sept. 30	Dec. 31

Revenues	$201,231	$255,255	$246,046	$237,264
Income from operations	25,769	27,533	25,591	23,577
Net income	11,983	14,419	13,253	12,208

Net income per share:
Basic	$0.46	$0.46	$0.42	$0.38
Diluted	$0.43	$0.43	$0.39	$0.36

For the third and fourth quarter of 2005, the convertible debt was antidilutive, and therefore not included in the diluted EPS calculations.

In the second and third quarters of 2005, the Company classified gains on sales of aged portfolios of accounts receivable as other income. In the fourth quarter of 2005, it was determined that these sales are an integral part of the Company’s business model and such amounts should be classified as revenue. Prior quarter’s results have been restated to conform to this presentation.

During the third and fourth quarters of 2005, the Company recorded charges associated with the restructuring of the Company’s legacy operations to streamline its cost structure of $2.4 million and $7.2 million, respectively, and integration charges related to acquisitions of $1.3 million and $591,000, respectively.

In the fourth quarter of 2004, the Company corrected one of its revenue recognition policies. The impact of this correction was a reduction of revenues of $2.7 million, income from operations of $1.1 million, net income of $947,000 and $0.03 per basic and diluted share.

In the fourth quarter of 2004, the Company was able to resolve several outstanding matters. These included the settlement of two customer contracts, the negotiation of a settlement of an outstanding claim with a vendor, and the resolution of certain matters with other customers. The net result of these matters was a decrease in selling, general and administrative expenses of $3.0 million.