Form 10-Q
period 2006-03-31
NCO GROUP INC
filed 2006-05-10
CIK 1022608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No .

The number of shares outstanding of each of the issuer’s classes of common stock as of May 8, 2006 was: 32,310,696 shares of common stock, no par value.

NCO GROUP, INC.

Back to Index

Part I. Financial Information

Item 1. Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Amounts in thousands)

	March 31, 2006 (Unaudited)	December 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$20,262	$23,716
Accounts receivable, trade, net of allowance for doubtful accounts of $9,027 and $8,079, respectively	147,688	143,019
Purchased accounts receivable, current portion, net of allowance for impairment of $1,462 and $1,192, respectively	101,158	102,779
Deferred income taxes	13,370	10,918
Prepaid expenses and other current assets	41,139	42,854

Total current assets	323,617	323,286

Funds held on behalf of clients

Property and equipment, net	134,864	131,370

Other assets:
Goodwill	670,437	668,832
Other intangibles, net of accumulated amortization	38,879	41,695
Purchased accounts receivable, net of current portion	123,673	135,028
Deferred income taxes	4,428	4,737
Other assets	23,164	23,014

Total other assets	860,581	873,306

Total assets	$1,319,062	$1,327,962

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Long-term debt, current portion	$42,149	$45,600
Income taxes payable	9,021	4,531
Accounts payable	10,066	12,372
Accrued expenses	62,447	59,167
Accrued compensation and related expenses	28,822	26,120
Deferred revenue, current portion	4,648	3,909

Total current liabilities	157,153	151,699

Funds held on behalf of clients

Long-term liabilities:
Long-term debt, net of current portion	280,720	321,834
Deferred revenue, net of current portion	850	1,078
Deferred income taxes	60,185	57,709
Other long-term liabilities	15,571	17,885

Minority interest	48,213	34,643

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized, 32,307 and 32,176 shares issued and outstanding, respectively	475,804	477,238
Other comprehensive income	13,384	13,892
Deferred compensation	—	(4,658)
Retained earnings	267,182	256,642

Total shareholders’ equity	756,370	743,114

Total liabilities and shareholders’ equity	$1,319,062	$1,327,962

See accompanying notes.

Back to Index

NCO GROUP, INC.

Consolidated Statements of Income

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended March 31,

	2006	2005

Revenues:
Services	$261,282	$232,227
Portfolio	45,527	28,122
Portfolio sales	4,938	—

Total revenues	311,747	260,349

Operating costs and expenses:
Payroll and related expenses	161,390	127,731
Selling, general and administrative expenses	108,729	93,037
Restructuring charge	4,387	—
Depreciation and amortization expense	13,195	10,758

Total operating costs and expenses	287,701	231,526

Income from operations	24,046	28,823

Other income (expense):
Interest and investment income	863	734
Interest expense	(7,011)	(5,175)
Other income	—	93

Total other income (expense)	(6,148)	(4,348)

Income before income tax expense	17,898	24,475

Income tax expense	6,642	9,204

Income before minority interest	11,256	15,271

Minority interest	(716)	(8)

Net income	$10,540	$15,263

Net income per share:
Basic	$0.33	$0.48
Diluted	$0.32	$0.45

Weighted average shares outstanding:
Basic	32,240	32,080
Diluted	36,244	36,173

See accompanying notes.

Back to Index

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net income	$10,540	$15,263
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation	10,182	8,674
Amortization of intangibles	3,013	2,084
Stock-based compensation	600	343
Amortization of deferred training asset	1,211	653
Provision for doubtful accounts	981	774
Allowance and impairment of purchased accounts receivable	270	329
Noncash interest	716	1,933
Gain on sale of purchased accounts receivable	(4,938)	—
Loss on disposal of property and equipment	275	—
Changes in non-operating income	—	(95)
Minority interest	712	8
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	900
Accounts receivable, trade	(6,397)	(8,500)
Deferred income taxes	331	(1,657)
Bonus receivable	—	(3,093)
Other assets	1,031	8,381
Accounts payable and accrued expenses	2,151	10,666
Income taxes payable	5,967	2,708
Deferred revenue	511	731
Other long-term liabilities	(364)	147

Net cash provided by operating activities	26,792	40,249

Cash flows from investing activities:
Purchases of accounts receivable - see note 13	(15,203)	(5,402)
Collections applied to principal of purchased accounts receivable	26,981	16,502
Proceeds from sales and resales of purchased accounts receivable	5,889	1,009
Purchases of property and equipment	(13,859)	(8,713)
Net distribution from joint venture	—	618
Proceeds from notes receivable	356	361
Investment in subsidiary by minority interest	14,753	—
Distributions to minority interest	(1,900)	—
Net cash paid for acquisitions and related costs	(4,344)	(8,434)

Net cash provided by (used in) investing activities	12,673	(4,059)

Cash flows from financing activities:
Repayment of notes payable	(16,655)	(9,735)
Borrowings under notes payable	1,474	—
Repayment of borrowings under revolving credit agreement	(57,100)	(11,250)
Borrowings under revolving credit agreement	27,000	—
Payment of fees to acquire debt	(1)	(58)
Issuance of common stock	2,319	82

Net cash used in financing activities	(42,963)	(20,961)

Effect of exchange rate on cash	44	(92)

Net increase (decrease) in cash and cash equivalents	(3,454)	15,137

Cash and cash equivalents at beginning of the period	23,716	26,334

Cash and cash equivalents at end of the period	$20,262	$41,471

See accompanying notes.

Back to Index

NCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Operations:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, “the Company” or “NCO”). NCO is a leading global provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through 100 offices in the United States, Canada, the United Kingdom, India, the Philippines, the Caribbean, and Panama. The Company provides services to more than 22,000 active clients including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, utilities, retail and commercial, transportation/logistics, education, technology and government services. These clients are primarily located throughout the United States, Canada, the United Kingdom, Europe, and Puerto Rico. The Company’s largest client during the three months ended March 31, 2006 was in the financial services sector and represented 10.8 percent of the Company’s consolidated revenue for the three months ended March 31, 2006. The Company also purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

The Company’s business consists of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International.

2.	Accounting Policies:

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, as well as the announced restructuring plan, operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Back to Index

2.	Accounting Policies (continued):

Revenue Recognition (continued):

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

Training Revenue:

In connection with the provisions of certain inbound and outbound CRM services, the Company incurs costs to train its CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Start-up Training”) and on-going training for updates of existing CRM programs (“On-going Training”). The Company bills certain of its customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to the CRM revenue being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 104. Start-up Training and On-going Training revenues are initially deferred and recognized over the shorter of the term of the customer contract, or the period to be benefited. Direct costs associated with providing Start-up Training and On-going Training, which consist of salary, benefit and travel costs, are also deferred and amortized over a time period consistent with the deferred training revenue. When a business relationship is terminated with one of the Company’s customers, the unamortized deferred training revenue and unamortized deferred direct costs associated with that customer are immediately recognized. At March 31, 2006, the balance of deferred training revenue was $5.5 million and the balance of deferred training costs was $4.2 million. All other unreimbursed training costs, such as training due to attrition, are charged to expense as incurred.

Purchased Accounts Receivable:

Effective January 1, 2005, the Company adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual versus expected cash flows over an investor’s initial investment in certain loans when such differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, and amends AICPA Practice Bulletin No. 6, “Amortization of Discounts on Certain Acquired Loans” for loans acquired in fiscal years before the effective date.

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

Back to Index

2.	Accounting Policies (continued):

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

Portfolio Sales:

The Company accounts for proceeds from sales of portfolios of purchased accounts receivable above the remaining carrying value under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Revenue, net of associated costs, from these sales is recognized when the receivables are sold.

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

Back to Index

2.	Accounting Policies (continued):

Credit Policy (continued):

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

Goodwill:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Goodwill is tested for impairment each year on October 1, and as triggering events occur. The goodwill impairment test is performed at the reporting unit level and involves a two-step approach, the first step identifies any potential impairment and the second step measures the amount of impairment, if applicable. The first test for potential impairment uses a fair value based approach, whereby the implied fair value of a reporting unit’s goodwill is compared to its carrying amount; if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company does not believe that goodwill was impaired as of March 31, 2006 (note 8).

Other Intangible Assets:

Other intangible assets consist primarily of customer relationships that are amortized over five years using the straight-line method (note 8).

Stock Options:

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements over the vesting period based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. The Company adopted SFAS 123R using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R. Accordingly, no prior periods have been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 were $106,000 and $66,000 lower, respectively, than if it had continued to account for share based compensation under APB 25. If the Company had not adopted SFAS 123R, basic and diluted net income per share for the three months ended March 31, 2006 would have been the same as reported basic and diluted net income per share of $0.33 and $0.32, respectively (note 11). Also, in connection with the adoption of SFAS 123R, the unearned stock-based compensation balance of $4.7 million was reclassified to common stock.

Back to Index

2.	Accounting Policies (continued):

Stock Options (continued):

Prior to January 1, 2006, the Company accounted for stock option grants in accordance with APB 25 and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” the Company did not recognize compensation cost based on the fair value of the options granted at the grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table (amounts in thousands, except per share amounts):

For the Three Months Ended March 31, 2005

Net income – as reported	$15,263
Pro forma compensation cost, net of taxes	584

Net income – pro forma	$14,679

Net income per share – as reported:
Basic	$0.48
Diluted	$0.45
Net income per share – pro forma:
Basic	$0.46
Diluted	$0.43

During the three months ended March 31, 2005, compensation expense of $343,000 was recorded for restricted stock units.

On December 29, 2005, the Company accelerated the vesting of outstanding unvested stock options that have an exercise price equal to or greater than $17.25 per share, referred to as Eligible Options. Any shares received upon the exercise of Eligible Options are restricted and may not be sold prior to the date on which the Eligible Options would have been exercisable under the original terms. As a result of the acceleration, options to purchase 944,308 shares of our common stock became immediately exercisable. All other terms and conditions applicable to the Eligible Options remain unchanged. All terms and conditions of all options that are not Eligible Options remain unchanged. The purpose of the acceleration was to eliminate future compensation expense associated with the Eligible Options of approximately $3.9 million, net of taxes, that would have otherwise been recognized subsequent to our adoption of SFAS 123R on January 1, 2006.

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

Back to Index

2.	Accounting Policies (continued):

Use of Estimates (continued):

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

The Company is exposed to foreign currency fluctuations relating to its operations in Canada, the United Kingdom and the Philippines. In order to partially hedge cash flow exposure, the Company periodically enters into forward exchange contracts in order to minimize the impact of currency fluctuations on transactions and cash flows. The Company is exposed to interest rate fluctuations relating to its long-term debt. To manage this interest rate risk, the Company enters into interest rate caps. These contracts are designated as cash flow hedges and recorded at their fair value on the accompanying balance sheets. Changes in the fair value of a cash flow hedge, to the extent that the hedge is effective, are recorded, net of tax, in other comprehensive income, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in the statement of income (note 12).

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

Reclassifications:

Certain amounts for the three months ended March 31, 2005 have been reclassified for comparative purposes.

Back to Index

3.	Restructuring Charges:

In conjunction with the acquisition of Risk Management Alternatives Parent Corp. (“RMA”) (note 4) and streamlining the cost structure of the Company’s legacy operations, the Company recorded total restructuring charges of $14.0 million, of which $4.4 million were recorded during the three months ended March 31, 2006. These charges primarily related to the elimination of certain redundant facilities and severance costs. The Company expects to take additional charges of approximately $3.5 million to $4.0 million in the remainder of 2006, which are expected to be recorded in the ARM North America and ARM International segments.

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total

Balance at December 31, 2005	$4,325	$1,591	$5,916
Accruals	4,089	298	4,387
Cash payments	(2,789)	(423)	(3,212)
Leasehold improvement write-off	(269)	—	(269)

Balance at March 31, 2006	$5,356	$1,466	$6,822

4.	Business Combinations:

The following acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition-related expenses. These accruals included professional fees related to the acquisition, severance costs, lease costs and other acquisition-related expenses.

On September 12, 2005, the Company acquired substantially all of the operating assets, including purchased portfolio assets, of RMA, a provider of accounts receivable management services and purchaser of accounts receivable, for $117.6 million in cash and the assumption of certain liabilities, subject to certain post-closing adjustments. The Company funded the purchase principally with financing from its senior credit facility. The purchase price included approximately $51.0 million for RMA’s purchased portfolio assets, which was funded with $35.7 million of nonrecourse financing. In conjunction with the acquisition, on July 7, 2005, RMA and all of its domestic subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Ohio Eastern Division. The transaction was consummated under Sections 363 and 365 of the bankruptcy code. The Company allocated $16.3 million of the purchase price to the customer relationships and recorded goodwill of $37.6 million, which is deductible for tax purposes, based on preliminary estimates. From December 31, 2005, through March 31, 2006, the Company revised its allocation of the fair market value of the acquired assets and liabilities, which resulted in an increase in goodwill of $147,000. The Company has not finalized its purchase accounting related to the RMA acquisition, and has used estimates in determining certain allocations including the value of customer relationships, property and equipment, and certain assumed liabilities. In addition, the Company is in the process of obtaining a third party appraisal for certain customer relationships, which involves time needed for information gathering, verification and review. The Company does not expect to finalize the appraisal until the second quarter of 2006. In connection with the RMA acquisition, the Company recorded restructuring liabilities of $8.7 million under an exit plan the Company began to formulate prior to the acquisition date. These liabilities principally relate to severance costs related to certain redundant personnel that were scheduled to be eliminated upon completion of the acquisition. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers, expand its portfolio base, and reduce the cost of operations through economies of scale. Therefore, the Company believes the preliminary allocation of a portion of the purchase price to goodwill is appropriate.

Back to Index

4.	Business Combinations (continued):

The following is a preliminary allocation of the purchase price to the RMA assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$117,559
Transaction costs	3,143
Accounts receivable	(25,167)
Purchased accounts receivable	(50,954)
Customer relationships	(16,250)
Property and equipment	(11,300)
Deferred tax asset	(4,629)
Other assets	(3,306)
Accrued expenses and other liabilities	19,782
Accrued acquisition costs	8,747

Goodwill	$37,625

The following presents the activity in the accruals recorded for RMA acquisition related expenses (amounts in thousands):

	Severance	Other	Total

Balance at December 31, 2005	$2,988	$10	$2,998
Cash payments	(1,188)	(2)	(1,190)

Balance at March 31, 2006	$1,800	$8	$1,808

On September 1, 2005, the Company acquired the stock of seven wholly owned subsidiaries of Marlin Integrated Capital Holding Corporation (“Marlin”), a company that specializes in purchasing accounts receivable in the healthcare and utility sectors, for $89.9 million in two transactions. The first transaction included the acquisition of a portfolio of purchased accounts receivable for $67.8 million. The second transaction included the acquisition of certain portfolio related assets for approximately $22.1 million. A $3.0 million payment was deferred pending the renewal of certain forward-flow agreements. One renewal occurred in December 2005, resulting in an additional payment of $1.5 million. The second renewal was completed in the first quarter of 2006, resulting in a final payment of $1.5 million.

The acquisition of the purchased accounts receivable portfolio was structured as an equity sharing arrangement with the Company’s nonrecourse lender under the Company’s nonrecourse credit facility. The lender originally invested $32.0 million in the acquisition, representing a 50 percent interest in the purchased accounts receivable portfolio assets. The Company granted an option to the lender to purchase up to 50 percent of the other non-portfolio assets and liabilities acquired from Marlin. The option was exercised and the transaction was completed in the first quarter of 2006. The Company received $12.7 million for the 50 percent interest in the non-portfolio assets and liabilities. The Company funded its 50 percent portion of the acquisition with financing from its senior credit facility. By design, the Company controls the primary activities of the entity and as such has recorded a minority interest on its balance sheet for the lender’s equity interest. The Company has consolidated the results of operations and recorded the portion of the results of the Marlin acquisition it does not own as a minority interest, net of tax, on the statement of income.

Back to Index

4.	Business Combinations (continued):

The Company allocated $5.0 million of the purchase price to the customer relationships and recorded goodwill of $19.2 million, which is deductible for tax purposes, based on preliminary estimates. The Company is in the process of obtaining a third party appraisal, which involves time needed for information gathering, verification and review. The Company does not expect to finalize the appraisal until the second quarter of 2006. From December 31, 2005, through March 31, 2006, the Company revised its allocation of the fair market value of the acquired assets and liabilities, which resulted in an increase in goodwill of $1.6 million. This increase was principally due to a deferred purchase payment. As a result of the acquisition, the Company expects to expand its portfolio base and its presence in the healthcare and utility sectors, and reduce the cost of operations through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$89,929
Purchased accounts receivable	(66,276)
Customer relationships	(5,000)
Other assets	(4,249)
Accrued expenses	4,782

Goodwill	$19,186

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

On May 25, 2005, the Company acquired Creative Marketing Strategies (“CMS”), a provider of CRM services, for $5.9 million. The purchase price included the contribution of a note receivable for $5.2 million that the Company received in 2000 in consideration for assets sold to a management-led group as part of a divestiture. The Company allocated $6.0 million of the purchase price to the customer relationships and did not record goodwill. The allocation of the fair market value to the acquired assets and liabilities of CMS was based on preliminary estimates and may be subject to change.

On April 2, 2004, the Company completed the acquisition of RMH Teleservices, Inc. (“RMH”) a provider of CRM services. In connection with the RMH acquisition, the Company originally recorded restructuring liabilities of $36.9 million under an exit plan the Company began to formulate prior to the acquisition date. During the three months ended March 31, 2006, the Company made payments of $720,000, and the balance of liabilities outstanding at March 31, 2006 was $6.0 million. The Company expects to pay the remaining balance through 2012.

Back to Index

4.	Business Combinations (continued):

The following summarizes the unaudited pro forma results of operations, assuming the RMA acquisition described above occurred as of the beginning of January 1, 2005. The pro forma information presented does not include the CMS and Marlin acquisitions because they were not considered significant business combinations. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands, except per share data):

For the Three Months Ended March 31, 2005

Revenue	$317,943
Net income	$10,724
Earnings per share – basic	$0.33
Earnings per share – diluted	$0.32
5.	Comprehensive Income:

Comprehensive income consists of net income from operations plus certain changes in assets and liabilities, including the effects of intercompany transactions, that are not included in net income but are reported as a separate component of shareholders’ equity. The Company’s comprehensive income was as follows (amounts in thousands):

	For the Three Months Ended March 31,

	2006	2005

Net income	$10,540	$15,263
Other comprehensive income (loss):
Foreign currency translation adjustment	(86)	(603)
Change in fair value of foreign currency cash flow hedges, net of tax	15	(198)
Net gains on foreign currency cash flow hedges reclassified into earnings, net of tax	(437)	(23)

Comprehensive income	$10,032	$14,439

The foreign currency translation adjustment was attributable to changes in the exchange rates used to translate the financial statements of the Company’s Canadian, United Kingdom and Philippine operations into U.S. dollars. During the three months ended March 31, 2006 and 2005, the Company recognized a pre-tax net gain of $32,000 and a pre-tax net loss of $35,000, respectively, related to the foreign currency cash flow hedges.

6.	Purchased Accounts Receivable:

Portfolio Management, ARM International and the Canadian division of ARM North America purchase defaulted consumer accounts receivable at a discount from the contractual principal balance. As of March 31, 2006, the carrying values of Portfolio Management’s, ARM International’s and ARM North America’s purchased accounts receivable were $221.2 million, $2.4 million and $1.2 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $37.5 billion and $37.1 billion at March 31, 2006 and December 31, 2005, respectively.

Back to Index

6.	Purchased Accounts Receivable (continued):

The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Three Months Ended March 31, 2006	For the Year Ended December 31, 2005

Balance at beginning of period	$237,807	$138,857
Purchases:
Portfolios acquired in business combinations	—	117,230
Cash purchases	15,203	45,743
Noncash purchases (note 13)	1,025	17,213
Collections	(71,883)	(200,703)
Proceeds from portfolio sales and resales applied to carrying value	(1,976)	(3,723)
Revenue recognized	44,902	131,138
Allowance and impairment	(270)	(1,240)
Dissolution of securitization	—	(6,399)
Foreign currency translation adjustment	23	(309)

Balance at end of period	$224,831	$237,807

In the ordinary course of purchasing portfolios of accounts receivable, Portfolio Management may sell accounts from an acquired portfolio shortly after they were purchased. The proceeds from these resales are essentially equal to, and applied against, the carrying value of the accounts. Therefore, there is no gain recorded on these resales. For the three months ended March 31, 2006 and 2005, proceeds from portfolio resales were $1.0 million.

In 2005, Portfolio Management began an on-going process to identify and sell certain aged and bankruptcy status portfolios of accounts receivable that have a low probability of payment under our collection platform. These portfolios have a low remaining carrying value. Proceeds from sales above the remaining carrying value are recorded as revenue. During the three months ended March 31, 2006, Portfolio Management sold portfolios of accounts receivable for $5.9 million with a carrying value of $951,000, and recorded revenue of $4.9 million. There were no sales during the three months ended March 31, 2005.

The following table presents the change in the allowance for impairment of purchased accounts receivable accounted for under SOP 03-3 (amounts in thousands):

	For the Three Months Ended March 31, 2006	For the Year Ended December 31, 2005

Balance at beginning of period	$1,192	$—
Additions	435	1,598
Recoveries	(166)	(406)
Foreign currency translation adjustment	1	—

Balance at end of period	$1,462	$1,192

Back to Index

6.	Purchased Accounts Receivable (continued):

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended March 31,

	2006	2005

Balance at beginning of period	$288,935	$160,083
Additions	18,168	7,662
Accretion	(44,902)	(27,721)
Reclassifications from nonaccretable difference	19,353	23,049
Foreign currency translation adjustment	39	—

Balance at end of period	$281,593	$163,073

During the three months ended March 31, 2006 and 2005, the Company purchased accounts receivable with a cost of $15.2 million and $8.6 million, respectively, that had contractually required payments receivable at the date of acquisition of $720.4 million and $160.8 million, respectively, and expected cash flows at the date of acquisition of $33.4 million and $16.3 million, respectively.

7.	Funds Held on Behalf of Clients:

In the course of the Company’s subsidiaries’ regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $61.6 million and $52.3 million at March 31, 2006 and December 31, 2005, respectively, have been shown net of their offsetting liability for financial statement presentation.

8.	Intangible Assets:

Goodwill:

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company’s reporting units are ARM North America, CRM, Portfolio Management and ARM International, and had the following goodwill (amounts in thousands):

	March 31, 2006	December 31, 2005

ARM North America	$537,592	$539,733
CRM	89,766	89,799
Portfolio Management	35,128	33,572
ARM International	7,951	5,728

Total	$670,437	$668,832

The change in ARM North America’s and ARM International’s goodwill balances from December 31, 2005 to March 31, 2006, were due principally to changes in the allocation of the fair market value of the acquired assets and liabilities related to the RMA acquisition (note 4). The change in CRM’s goodwill balance was due principally to the exchange rate used for foreign currency translation. The change in Portfolio Management’s goodwill balance was due to a deferred purchase payment related to the Marlin acquisition (note 4). The allocation of the purchase price to goodwill related to the two acquisitions in September 2005 is tentative and may change.

Back to Index

8.	Intangible Assets (continued):

Other Intangible Assets:

Other intangible assets consist primarily of customer relationships. The following represents the other intangible assets (amounts in thousands):

	March 31, 2006		December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$55,917	$17,410	$55,917	$14,614
Other intangible assets	1,297	925	1,297	905

Total	$57,214	$18,335	$57,214	$15,519

The Company recorded amortization expense for all other intangible assets of $3.0 million and $2.1 million during the three months ended March 31, 2006 and 2005, respectively. The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense

2006	$11,263
2007	10,911
2008	9,511
2009	6,511
2010	3,499

9.	Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2006	December 31, 2005

Senior credit facility	$140,400	$170,500
Convertible notes	125,000	125,000
Nonrecourse credit facility	54,091	65,995
Other	3,378	5,939
Less current portion	(42,149)	(45,600)

	$280,720	$321,834

Senior Credit Facility:

In June 2005, the Company amended and restated its senior credit facility (“the Credit Facility”) with various participating lenders. The amended and restated Credit Facility is structured as a $300 million revolving credit facility with an option to allow the Company to increase its borrowing capacity to a maximum of $400 million, subject to obtaining commitments for such incremental capacity from existing or new lenders. The Credit Facility requires no minimum principal payments until June 18, 2010, the maturity date. At March 31, 2006, the balance outstanding on the Credit Facility was $140.4 million. The availability of the Credit Facility is reduced by any unused letters of credit ($4.3 million at March 31, 2006). As of March 31, 2006, the Company had $155.3 million of remaining availability under the Credit Facility; however, $125.0 million of this was used to repay the Company’s convertible notes upon maturity in April 2006.

Back to Index

9.	Long-Term Debt (continued):

Senior Credit Facility (continued):

All borrowings bear interest at a rate equal to either, at the option of the Company, the prime rate (7.75 percent at March 31, 2006) or LIBOR (4.83 percent at March 31, 2006) plus a margin of 0.75 percent to 1.50 percent, which is determined quarterly based upon the Company’s consolidated funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio. The Company is charged a fee on the unused portion of the Credit Facility of 0.20 percent to 0.30 percent depending on the Company’s consolidated funded debt to EBITDA ratio. The effective interest rate on the Credit Facility was approximately 5.38 percent and 4.73 percent for the three months ended March 31, 2006 and 2005, respectively.

Borrowings under the Credit Facility are collateralized by substantially all the assets of the Company. The Credit Facility contains certain financial and other covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets and transactions with affiliates. If an event of default, such as failure to comply with covenants, or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding immediately due and payable and foreclose on the pledged assets. As of March 31, 2006, the Company was in compliance with all required financial covenants and the Company was not aware of any events of default.

Convertible Notes:

At March 31, 2006, the Company had $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes due April 15, 2006 (“the Notes”). The Notes were convertible into NCO common stock at a conversion price of $32.92 per share. Upon maturity, the Company repaid the Notes using borrowings under its senior credit facility.

Nonrecourse Credit Facility:

On June 30, 2005, Portfolio Management amended and restated its nonrecourse credit facility with a lender and extended its existing exclusivity agreement with such lender through June 30, 2009. The new agreement provides that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement similar to the original agreement, or under various equity sharing arrangements ranging from 25 percent to 50 percent equity provided by the lender. The lender will finance non-equity borrowings at 70 percent of the purchase price, unless otherwise negotiated, with floating interest at a rate equal to LIBOR plus 2.50 percent. As additional return, the lender receives 28 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by Portfolio Management, including interest. These borrowings are nonrecourse to the Company and are due two years from the date of each respective loan. The Company may terminate the agreement at any time after June 2007, upon the change of control, for a cost of $250,000 for each remaining month under the agreement. The previous financing arrangement as described below remains in effect for outstanding loans as of June 30, 2005.

Back to Index

9.	Long-Term Debt (continued):

Nonrecourse Credit Facility (continued):

Under the prior agreement, Portfolio Management had a four-year exclusivity agreement with a lender that originally was to expire in August 2006. The agreement stipulated that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $4.0 million must be first offered to the lender for financing at its discretion. The agreement had no minimum or maximum credit authorization. If the lender chose to participate in the financing of a portfolio of accounts receivable, the financing was at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate (7.75 percent at March 31, 2006) plus 3.25 percent. Each borrowing is due two years after the loan was made. Debt service payments equal collections less servicing fees and interest expense. As additional return, the lender receives 40 percent of the residual cash flow on loans made pursuant to the prior agreement, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by Portfolio Management, including interest.

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

Total debt outstanding under this facility was $54.1 million and $66.0 million as of March 31, 2006 and December 31, 2005, respectively, which included $5.0 million and $5.6 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 17.3 percent and 23.3 percent for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, Portfolio Management was in compliance with all required covenants.

As noted above, upon full satisfaction of the notes payable and the return of the initial investment by Portfolio Management, including interest, as it relates to each purchase of accounts receivable under the previous agreement, the Company is obligated to pay the lender a contingent payment amount equal to 40 percent of collections received, unless otherwise negotiated, net of servicing fees and other related charges. The contingent payment has been accounted for as an embedded derivative in accordance with SFAS 133. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At March 31, 2006 and December 31, 2005, the estimated fair value of the embedded derivative was $5.0 million and $5.6 million, respectively. The embedded derivative for each portfolio purchase is subject to market rate revaluation each period. Absent a readily available market for such embedded derivatives, the Company bases its revaluation on similar current period portfolio purchases’ underlying yields. During the three months ended March 31, 2006, $142,000 was recorded as “other income” on the statement of income to reflect the revaluation of the embedded derivatives.

As part of the exclusivity agreement described above, Portfolio Management has a joint venture agreement (“the Agreement”) with the lender of the nonrecourse credit facility, whereby Portfolio Management owns 65 percent of the joint venture and is the managing member, and the lender owns the remaining 35 percent interest. Each party will finance the joint venture based on predetermined percentages as negotiated for each portfolio purchase. Cash flows from the joint venture are based on the mix of partner loans and equity contributions to the joint venture. The equity share of the new agreement replaces the residual cash flows under the former agreement. The Agreement was established to purchase accounts receivable at the discretion of Portfolio Management, and the joint venture is consolidated into Portfolio Management’s results of operations with a minority interest representing the lender’s equity ownership. At March 31, 2006 and December 31, 2005, the Company had $6.1 million and $5.8 million, respectively, of debt outstanding under the joint venture, which is included in the nonrecourse credit facility debt outstanding disclosed above.

Back to Index

10.	Earnings Per Share:

Basic earnings per share (“EPS”) was computed by dividing the net income for the three months ended March 31, 2006 and 2005, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income for the three months ended March 31, 2006 and 2005, by the weighted average number of common shares outstanding plus all common share equivalents. Net income is adjusted to add-back interest expense on the convertible debt, net of taxes, if the convertible debt is dilutive. The interest expense on the convertible debt, net of taxes, included in the diluted EPS calculation was $934,000 and $926,000 for the three months ended March 31, 2006 and 2005, respectively. Outstanding options, warrants, and convertible securities have been utilized in calculating diluted amounts only when their effect would be dilutive. The convertible debt matured on April 15, 2006 (note 9).

The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):

	For the Three Months Ended March 31,

	2006	2005

Basic	32,240	32,080
Dilutive effect of:
Convertible debt	3,797	3,797
Options and restricted stock units	197	193
Warrants	10	103

Diluted	36,244	36,173

11.	Stock-based Compensation:

Stock Options:

The Company maintains stock option plans and an equity incentive plan for certain employees under which fixed price stock options may be granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant (collectively, the “NCO Option Plans”). Under the NCO Option Plans, approximately 5.4 million shares of the Company’s common stock are reserved for issuance upon the exercise of options, including those outstanding at March 31, 2006. Option terms are generally 10 years, with options generally becoming exercisable ratably over three years, or one year for outside directors, from the date of grant.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility is based on a blend of implied and historical volatility of the Company’s common stock. The Company uses historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the date of grant.

The fair value of each common stock option granted was estimated using the following weighted-average assumptions:

	For the Three Months Ended March 31,

	2006	2005

Risk-free interest rate	4.5%	3.5%
Expected life in years	5.4	5.4
Volatility factor	37.4%	36.9%
Dividend yield	None	None

Back to Index

11.	Stock-based Compensation (continued):

Stock Options (continued):

The following summarizes the activity of the NCO Option Plans for the three months ended March 31, 2006 (amounts in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	4,387	$23.65
Granted	288	16.80
Exercised	(130)	17.78
Forfeited	(5)	17.10
Expired	(16)	22.90

Outstanding at March 31, 2006	4,524	$23.40	5.5 years	$11,290

Vested or expected to vest at March 31, 2006	4,481	$23.46	5.5 years	$10,995

Exercisable at March 31, 2006	4,243	$23.83	5.2 years	$9,344

The weighted-average fair value at date of grant of a common stock option granted under the Company’s option plans during the three months ended March 31, 2006 and 2005 was $7.01 and $7.97, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised during the three months ended March 31, 2006 was $665,000. There was no excess cash tax benefit classified as a financing cash inflow for the three months ended March 31, 2006.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 was $2.3 million. The actual tax benefit recognized for the tax deductions from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 was $269,000.

Compensation expense recognized related to stock option awards for the three months ended March 31, 2006 was $106,000.

At March 31, 2006, there was $1.6 million of total unrecognized pre-tax compensation cost related to non-vested stock options, assuming an annual forfeiture rate of 5.1 percent. This cost is expected to be recognized straight-line over a weighted-average period of three years.

Restricted Stock Units:

The Company maintains a restricted stock plan under which certain employees and directors (“Participant”) may be granted restricted share unit awards in the Company’s common stock (the “Restricted Stock Plan”). Awards of restricted share units are valued by reference to shares of common stock that entitle a Participant to receive, upon the settlement of the unit, one share of common stock for each unit. The awards vest over multiple cliff vesting periods and/or based on meeting performance-based targets, and do not have voting rights.

Back to Index

11.	Stock-based Compensation (continued):

Restricted Stock Units (continued):

The following summarizes the activity of the Restricted Stock Plan for the three months ended March 31, 2006 (shares in thousands):

	Number of Non-vested Share Unit Awards	Weighted Average Grant Date Fair Value

Unvested awards at January 1, 2006	278	$21.34
Granted	1	16.95
Awards vested	—	—
Forfeited	—	—

Unvested awards at March 31, 2006	279	$21.33

Compensation expense recognized related to restricted share unit awards for the three months ended March 31, 2006 and 2005 was $494,000 and $343,000, respectively.

At March 31, 2006, there was $4.2 million of total unrecognized pre-tax compensation cost related to non-vested restricted share unit awards. This cost is expected to be recognized straight-line over a weighted-average period of approximately three years.

12.	Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These transactions are designated as cash flow hedges. The Company had forward exchange contracts for the purchase of $202.8 million of Canadian dollars outstanding at March 31, 2006, which mature throughout the remainder of 2006. For the three months ended March 31, 2006, the Company had net gains of $32,000, of which losses of $691,000 were reclassified to into earnings. The impact of the settlement of the Company’s cash flow hedges was recorded in “payroll and related expenses” and “selling, general and administrative expenses” in the statement of income. At March 31, 2006, the fair market value of all outstanding cash flow hedges was a net liability of $223,000, which is included in “other assets” and “accrued expenses.” All of the accumulated income and loss in other comprehensive income related to cash flow hedges at March 31, 2006, is expected to be reclassified into earnings within the next 12 months.

The Company’s nonrecourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives. The contingent payments are equal to 40 percent of collections received after principal and interest, unless otherwise negotiated, net of servicing fees and other related charges. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At March 31, 2006 and December 31, 2005, the estimated fair value of the embedded derivative was $5.0 million and $5.6 million, respectively. The embedded derivative for each portfolio purchase is subject to market rate revaluation each period. Absent a readily available market for such embedded derivatives, the Company bases its revaluation on similar current period portfolio purchases’ underlying yields. During the three months ended March 31, 2006, $142,000 was recorded as “other income” on the statement of income to reflect the revaluation of the embedded derivatives.

Back to Index

13.	Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Three Months Ended March 31,

	2006	2005

Noncash investing and financing activities:
Fair value of assets acquired	$—	$1,963
Liabilities assumed from acquisitions	—	126
Nonrecourse borrowings to purchase accounts receivable	1,025	3,255
Disposal of fixed assets	—	1,126
Purchase price adjustment related to RMA acquisition	2,758	—
14.	Commitments and Contingencies:

Purchase Commitments:

The Company enters into noncancelable agreements with various telecommunications companies, a foreign labor subcontractor in India and other vendors that require minimum purchase commitments. These agreements expire between 2006 and 2009. The following represents the future minimum payments, by year and in the aggregate, under noncancelable purchase commitments (amounts in thousands):

2006	$45,137
2007	42,324
2008	12,752
2009	1,967

$102,180

The Company incurred $15.6 million and $11.6 million of expense in connection with these purchase commitments for the three months ended March 31, 2006 and 2005, respectively.

Forward-Flow Agreements:

As of March 31, 2006, the Company had four fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The Company is obligated to purchase accounts receivable ranging from approximately $145,000 to $720,000 per month that expire between August 2006 and April 2007.

In connection with the Marlin acquisition, the Company acquired several forward-flows with institutions to purchase medical and utility portfolios of charged-off accounts receivable meeting certain criteria, aggregating approximately $2.2 million per month, that expire between June 2006 and January 2011. The terms of the agreements vary; they can be terminated with either 30 days, 60 days or 90 days written notice.

Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

Back to Index

15.	Segment Reporting:

As of March 31, 2006, the Company’s business consisted of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM North America provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM North America serves clients of all sizes in local, regional, and national markets in the United States and Canada. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. The Company’s acquisition of the operating assets of RMA located in North America was included in the ARM North America segment. ARM North America had total assets, net of any intercompany balances, of $819.1 million and $826.2 million at March 31, 2006 and December 31, 2005, respectively. ARM North America had capital expenditures of $8.4 million and $6.7 million for the three months ended March 31, 2006 and 2005, respectively. ARM North America also provides accounts receivable management services to Portfolio Management. ARM North America recorded revenue of $32.3 million and $16.5 million for these services for the three months ended March 31, 2006 and 2005, respectively. Included in ARM North America’s intercompany revenue for the three months ended March 31, 2006, was $2.2 million of commissions from the sale of portfolios by Portfolio Management.

The CRM division provides customer relationship management services to clients in the United States and Canada through offices in the United States, Canada, the Philippines, Panama and Barbados. CRM had total assets, net of any intercompany balances, of $211.0 million and $201.7 million at March 31, 2006 and December 31, 2005, respectively. CRM had capital expenditures of $5.0 million and $1.8 million for the three months ended March 31, 2006 and 2005, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. The Company’s acquisition of the purchased portfolio assets of RMA and the acquisition of Marlin was included in the Portfolio Management segment. Portfolio Management had total assets, net of any intercompany balances, of $272.3 million and $283.7 million at March 31, 2006 and December 31, 2005, respectively.

ARM International provides accounts receivable management services across the United Kingdom. The Company’s acquisition of the operating assets of RMA located in the United Kingdom was included in the ARM International segment. ARM International had total assets, net of any intercompany balances, of $16.7 million and $16.4 million at March 31, 2006 and December 31, 2005, respectively. ARM International had capital expenditures of $432,000 and $183,000 for the three months ended March 31, 2006 and 2005, respectively. ARM International also provides accounts receivable management services to Portfolio Management. ARM International recorded revenue of $51,000 and $73,000 for these services for the three months ended March 31, 2006 and 2005, respectively.

Back to Index

15.	Segment Reporting (continued):

The following tables represent the revenue, payroll and related expenses, selling, general, and administrative expenses, and EBITDA for each segment. EBITDA is used by the Company’s management to measure the segments’ operating performance and is not intended to report the segments’ operating results in conformity with accounting principles generally accepted in the United States.

	For the Three Months Ended March 31, 2006 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	Restructuring Charge	EBITDA

ARM North America	$229,105	$107,337	$94,588	$3,435	$23,745
CRM	59,326	48,470	11,451	269	(864)
Portfolio Management	50,139	2,158	33,279	—	14,702
ARM International	5,536	3,425	1,770	683	(342)
Eliminations	(32,359)	—	(32,359)	—	—

Total	$311,747	$161,390	$108,729	$4,387	$37,241

	For the Three Months Ended March 31, 2005 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$198,457	$90,144	$83,246	$25,067
CRM	47,616	34,341	7,830	5,445
Portfolio Management	27,802	1,203	17,571	9,028
ARM International	3,062	2,043	978	41
Eliminations	(16,588)	—	(16,588)	—

Total	$260,349	$127,731	$93,037	$39,581

Back to Index

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements included in this Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company’s expected future results of operations, the Company’s growth strategy, fluctuations in quarterly operating results, the integration of acquisitions, the restructuring charges, the final outcome of the Company’s litigation with its former landlord, the effects of terrorist attacks, war and the economy on the Company’s business, expected increases in operating efficiencies, anticipated trends in the business process outsourcing industry, referred to as BPO, estimates of future cash flows and allowances for impairments of purchased accounts receivable, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of legal proceedings, regulatory investigations and tax examinations, the effects of changes in accounting pronouncements, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with growth and acquisitions, including the acquisition of the assets of Risk Management Alternatives Parent Corp., referred to as RMA, and all of RMA’s subsidiaries, and the acquisition of subsidiaries from Marlin Integrated Capital Holding Corporation, referred to as Marlin, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks related to the timing of contracts, risks related to purchased accounts receivable, risks related to possible impairment of goodwill and other intangible assets, risks related to union organizing efforts at the Company’s facilities, risks associated with technology, risks related to the implementation of the Company’s Enterprise Resource Planning system, referred to as ERP, risks related to the final outcome of the Company’s litigation with its former landlord, risks related to the Company’s litigation, regulatory investigations and tax examinations, risks related to past or possible future terrorist attacks, risks related to the threat or outbreak of war or hostilities, risks related to the domestic and international economies, the risk that the Company will not be able to improve margins, risks related to the Company’s international operations, risks related to the availability of qualified employees, particularly in new or more cost-effective locations, risks related to currency fluctuations, risks related to reliance on independent telecommunications service providers, risks related to changes in government regulations affecting the teleservices and telecommunications industries, risks related to competition from other outside providers of BPO services and the in-house operations of existing and potential clients, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

The Company disclaims any intent or obligation to update or revise any forward-looking statements, regardless of whether new information becomes available, future developments occur, or otherwise.

The Company’s website is www.ncogroup.com. The Company makes available, free of charge, on its website, its Annual Report on Form 10-K. In addition, the Company will provide additional paper or electronic copies of its Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission, without charge except for exhibits to the report. Requests should be directed to: Investor Relations, NCO Group, Inc., 507 Prudential Rd., Horsham, PA 19044.

The information on the website listed above is not and should not be considered part of this Quarterly Report on Form 10-Q and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

Back to Index

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

Effective January 1, 2006, we adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS 123R. SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. Prior to January 1, 2006, we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” referred to as APB 25, and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized.

We adopted SFAS 123R using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption. Compensation expense recognized related to stock options for the three months ended March 31, 2006 was $106,000. Compensation expense recognized related to restricted share awards for the three months ended March 31, 2006 and 2005 was $494,000 and $343,000, respectively. At March 31, 2006, there was $1.6 million of total unrecognized pre-tax compensation cost related to non-vested stock options, which is expected to be recognized straight-line over a weighted-average period of three years, and $4.2 million of total unrecognized pre-tax compensation cost related to non-vested restricted share unit awards, which is expected to be recognized straight-line over a weighted-average period of approximately three years.

On December 29, 2005, we accelerated the vesting of outstanding unvested stock options that have an exercise price equal to or greater than $17.25 per share, referred to as Eligible Options. Any shares received upon the exercise of Eligible Options are restricted and may not be sold prior to the date on which the Eligible Options would have been exercisable under the original terms. As a result of the acceleration, options to purchase 944,308 shares of our common stock became immediately exercisable. All other terms and conditions applicable to the Eligible Options remain unchanged. All terms and conditions of all options that are not Eligible Options remain unchanged. The purpose of the acceleration was to eliminate future compensation expense associated with the Eligible Options of approximately $3.9 million, net of taxes, that would have otherwise been recognized subsequent to our adoption of SFAS 123R on January 1, 2006.

During the first quarter of 2006, in conjunction with the acquisition of Risk Management Alternatives Parent Corp., referred to as RMA, and streamlining the cost structure of our legacy operations, we recorded restructuring charges of $4.4 million. These charges primarily related to the elimination of certain redundant facilities and severance costs. We expect to take additional charges of approximately $3.5 million to $4.0 million in the remainder of 2006, which are expected to be recorded in the ARM North America and ARM International segments.

On September 12, 2005, we acquired substantially all of the operating assets, including purchased portfolio assets, of RMA, a provider of accounts receivable management services and purchaser of accounts receivable, for $117.6 million in cash and the assumption of certain liabilities, subject to certain post-closing adjustments. We funded the purchase principally with financing from our senior credit facility. The purchase price included approximately $51.0 million for RMA’s purchased portfolio assets, which was funded with $35.7 million of nonrecourse financing. The transaction was consummated under Sections 363 and 365 of the bankruptcy code.

On September 1, 2005, we acquired the stock of seven wholly owned subsidiaries of Marlin Integrated Capital Holding Corporation, referred to as Marlin, a company that specializes in purchasing accounts receivable in the healthcare and utility sectors, for $89.9 million. The acquisition included purchased accounts receivable portfolio assets, several favorable forward-flow contracts and certain related operating assets. The acquisition was structured as an equity sharing arrangement under our nonrecourse credit facility. We funded our 50 percent portion of the acquisition with financing from our senior credit facility. Prior to the acquisition, Portfolio Management had a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC with IMNV Holdings, LLC, a subsidiary of Marlin.

On May 25, 2005, we acquired Creative Marketing Strategies, referred to as CMS, a provider of CRM services, for $5.9 million. The purchase price included the contribution of a note receivable for $5.2 million that we received in 2000 in consideration for assets sold to a management-led group as part of a divestiture.

Back to Index

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

Revenue. Revenue increased $51.4 million, or 19.7 percent, to $311.7 million for the three months ended March 31, 2006, from $260.3 million for the three months ended March 31, 2005.

Our operations are organized into four market specific divisions that include: ARM North America, CRM, Portfolio Management, and ARM International. For the three months ended March 31, 2006, these divisions accounted for $229.1 million, $59.3 million, $50.1 million, and $5.5 million of revenue, respectively. Included in ARM North America’s revenue was $32.2 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in ARM International’s revenue was $51,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation. For the three months ended March 31, 2005, the ARM North America, CRM, Portfolio Management and ARM International divisions accounted for $198.4 million, $47.6 million, $27.8 million and $3.1 million of revenue, respectively. Included in ARM North America’s revenue was $16.5 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in ARM International’s revenue was $73,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation.

ARM North America’s revenue increased $30.7 million, or 15.4 percent, to $229.1 million for the three months ended March 31, 2006, from $198.4 million for the three months ended March 31, 2005. The increase in ARM North America’s revenue was primarily attributable to the acquisition of RMA and an increase in fees from collection services performed for Portfolio Management. Included in the intercompany service fees for the three months ended March 31, 2006, was $2.2 million of commissions from the sale of accounts receivable by Portfolio Management.

Revenue for the CRM division increased $11.7 million, or 24.6 percent, to $59.3 million for the three months ended March 31, 2006, from $47.6 million for the three months ended March 31, 2005. The increase in CRM’s revenue was primarily due to the continuing implementation of new contracts that began during the second half of 2005 and into 2006. This was offset partially by the previously disclosed loss of business from a telecommunications client resulting from changes in the telecommunications laws in 2004.

Portfolio Management’s revenue increased $22.3 million, or 80.2 percent, to $50.1 million for the three months ended March 31, 2006, from $27.8 million for the three months ended March 31, 2005. The increase primarily represents additional revenue from portfolio assets acquired throughout 2005, including the RMA portfolio and Marlin portfolio acquisitions in September 2005. Portfolio Management’s collections, excluding all portfolio sales, increased $28.5 million, or 66.5 percent, to $71.3 million for the three months ended March 31, 2006, from $42.8 million for the three months ended March 31, 2005. Portfolio Management’s revenue represented 63 percent of collections, excluding all portfolio sales for the three months ended March 31, 2006, as compared to 65 percent of collections, excluding all portfolio sales for the three months ended March 31, 2005. The increase in collections was attributable to the acquisitions of the RMA and Marlin portfolios.

In 2005, Portfolio Management began an on-going process to identify and sell certain aged portfolios of accounts receivable that have a very low probability of payment and a low remaining carrying value. For the three months ended March 31, 2006, Portfolio Management recorded $4.9 million in connection with these sales.

ARM International’s revenue increased $2.4 million, or 77.4 percent, to $5.5 million for the three months ended March 31, 2006, from $3.1 million for the three months ended March 31, 2005. The increase in ARM International’s revenue was primarily attributable to the acquisition of the international operations of RMA.

Payroll and related expenses. Payroll and related expenses increased $33.7 million to $161.4 million for the three months ended March 31, 2006, from $127.7 million for the three months ended March 31, 2005, and increased as a percentage of revenue to 51.8 percent from 49.1 percent.

ARM North America’s payroll and related expenses increased $17.2 million to $107.3 million for the three months ended March 31, 2006, from $90.1 million for the three months ended March 31, 2005, and increased as a percentage of revenue to 46.9 percent from 45.4 percent. Payroll and related expenses as a percentage of revenue increased primarily due to the additional payroll expense from the acquisition of RMA.

Back to Index

CRM’s payroll and related expenses increased $14.2 million to $48.5 million for the three months ended March 31, 2006, from $34.3 million for the three months ended March 31, 2005, and increased as a percentage of revenue to 81.7 percent from 72.1 percent. The increase in payroll and related expenses as a percentage of revenue was primarily attributable to the increased expenses associated with implementing new clients in advance of generating the resulting revenue.

Portfolio Management’s payroll and related expenses increased $955,000 to $2.2 million for the three months ended March 31, 2006, from $1.2 million for the three months ended March 31, 2005, but remained flat as a percentage of revenue at 4.3 percent. Portfolio Management outsources all of the collection services to ARM North America and, therefore, has a relatively small fixed payroll cost structure. The increase in payroll and related expenses was principally due to the acquisition of Marlin.

ARM International’s payroll and related expenses increased $1.4 million to $3.4 million for the three months ended March 31, 2006, from $2.0 million for the three months ended March 31, 2005, but decreased as a percentage of revenue to 61.9 percent from 66.7 percent. The decrease in payroll and related expenses as a percentage of revenue was primarily attributable to the effective management of labor following the restructuring activities in this division.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $15.7 million to $108.7 million for the three months ended March 31, 2006, from $93.0 million for the three months ended March 31, 2005, but decreased as a percentage of revenue to 34.9 percent from 35.7 percent. During the quarter, we recorded charges of $1.0 million related to the integration of RMA.

ARM North America’s selling, general and administrative expenses increased $11.4 million to $94.6 million for the three months ended March 31, 2006, from $83.2 million for the three months ended March 31, 2005, but decreased as a percentage of revenue to 41.3 percent from 41.9 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the higher revenue base allowing for a better leverage of our infrastructure. Included in ARM North America’s selling, general and administrative expenses for the three months ended March 31, 2006, were charges of $730,000 related to the integration of the RMA acquisition.

CRM’s selling, general and administrative expenses increased $3.7 million to $11.5 million for the three months ended March 31, 2006, from $7.8 million for the three months ended March 31, 2005, and increased as a percentage of revenue to 19.3 percent from 16.4 percent. The increase was primarily attributable to the implementation of new clients in this division. We incur the upfront expenses required to begin working for a new client, such as facilities and telephone expense, in advance of the revenue growth.

Portfolio Management’s selling, general and administrative expenses increased $15.7 million to $33.3 million for the three months ended March 31, 2006, from $17.6 million for the three months ended March 31, 2005, and increased slightly as a percentage of revenue to 66.4 percent from 63.2 percent. The increase was due primarily to increased servicing fees from ARM North America related to the acquisitions of Marlin and RMA.

ARM International’s selling, general and administrative expenses increased $800,000 to $1.8 million for the three months ended March 31, 2006, from $1.0 million for the three months ended March 31, 2005, and increased slightly as a percentage of revenue to 32.0 percent from 31.9 percent. Included in ARM International’s selling, general and administrative expenses for the three months ended March 31, 2006, were charges of $295,000 related to the integration of the RMA acquisition.

Restructuring charge. During the three months ended March 31, 2006, we incurred restructuring charges of $4.4 million related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the RMA acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities and severance. We expect to record additional restructuring charges of approximately $3.5 million to $4.0 million during the remainder of 2006, which are expected to be recorded in the ARM North America and ARM International segments.

Back to Index

Depreciation and amortization. Depreciation and amortization increased to $13.2 million for the three months ended March 31, 2006, from $10.8 million for the three months ended March 31, 2005. The increase was attributable to higher depreciation on additions to property and equipment during the latter half of 2005 and the first quarter of 2006, as well as the amortization of the customer relationships acquired in connection with acquisitions in 2005.

Other income (expense). Interest expense increased to $7.0 million for the three months ended March 31, 2006, from $5.2 million for the three months ended March 31, 2005. The increase was attributable to higher principal balances as a result of borrowings made against the senior credit facility for the acquisitions in September 2005 and Portfolio Management’s additional nonrecourse borrowings to purchase accounts receivable.

Income tax expense. Income tax expense for the three months ended March 31, 2006, decreased to $6.6 million, or 37.1 percent of income before income tax expense, from $9.2 million, or 37.6 percent of income before income tax expense, for the three months ended March 31, 2005. The slight decrease in the effective tax rate was primarily attributable to losses in the CRM division.

Liquidity and Capital Resources

Historically, our primary sources of cash have been cash flows from operations, bank borrowings, nonrecourse borrowings, and equity and debt offerings. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

We believe that funds generated from operations, together with existing cash and available borrowings under our senior credit facility and nonrecourse credit agreement, will be sufficient to finance our current operations, planned capital expenditure requirements, and internal growth at least through the next twelve months. However, we could require additional debt or equity financing if we were to make any significant acquisitions for cash during that period.

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

Cash Flows from Operating Activities. Cash provided by operating activities was $26.8 million for the three months ended March 31, 2006, compared to $40.2 million for the three months ended March 31, 2005. The decrease in cash provided by operating activities was primarily attributable to a $2.2 million increase in accounts payable and accrued expenses compared to an increase of $10.7 million in the prior year. Also contributing to the decrease was a $1.0 million decrease in other assets compared to an $8.4 million decrease in the prior year, primarily resulting from a refund of prepaid taxes in the prior year, as well as decreases in net income and noncash expenses. These items were offset in part by a $6.0 million increase in income taxes payable for the three months ended March 31, 2006, compared to a $2.7 million increase in the prior year, due to the utilization of deferred tax assets recorded in connection with acquisitions in the prior year, and a $3.1 million increase in the bonus receivable in the prior year, related to the long-term collection contract.

Cash Flows from Investing Activities. Cash provided by investing activities was $12.7 million for the three months ended March 31, 2006, compared to cash used in investing activities of $4.1 million for the three months ended March 31, 2005. Cash flows from investing activities for the three months ended March 31, 2005 did not include Portfolio Management’s purchases of large accounts receivable portfolios financed through an agreement we have with a lender. The purchases of $3.3 million were noncash transactions since the lender sent payments directly to the seller of the accounts (see note 13 to our Notes to Consolidated Financial Statements). The increase in cash provided by investing activities was primarily attributable to the 50 percent minority interest investment of $12.7 million in the non-portfolio assets and liabilities of the Marlin acquisition by our nonrecourse lender. Also contributing to the increase were higher collections applied to purchased accounts receivable, offset partially by higher purchases of accounts receivable.

Back to Index

Cash Flows from Financing Activities. Cash used in financing activities was $43.0 million for the three months ended March 31, 2006, compared to $21.0 million for the three months ended March 31, 2005. Cash flows from financing activities for the three months ended March 31, 2005 did not include $3.3 million of Portfolio Management’s borrowings under nonrecourse debt, used to purchase large accounts receivable portfolios financed through an agreement we have with a lender. These borrowings were noncash transactions since the lender sent payment directly to the seller of the accounts (see note 13 to our Notes to Consolidated Financial Statements). The increase in cash used in financing activities was due primarily to repayments, net of borrowings, of $30.1 million under our senior credit facility compared to $11.3 million in the prior year, and higher repayments of borrowings under our nonrecourse credit agreement during the three months ended March 31, 2006.

Senior Credit Facility. In June 2005, we amended and restated our senior credit facility with various participating lenders. The amended and restated senior credit facility is structured as a $300 million revolving credit facility with an option to increase our borrowing capacity to a maximum of $400 million, subject to obtaining commitments for such incremental capacity from existing or new lenders. The senior credit facility requires no minimum principal payments until June 18, 2010, the maturity date. At March 31, 2006, the balance outstanding on the senior credit facility was $140.4 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($4.3 million at March 31, 2006). As of March 31, 2006, we had $155.3 million of remaining availability under the senior credit facility; however, $125.0 million of this was used to repay the Company’s convertible notes upon maturity in April 2006 (see note 9 to our Notes to Consolidated Financial Statements).

Borrowings under the senior credit facility are collateralized by substantially all of our assets. The senior credit facility contains certain financial and other covenants, such as maintaining net worth and funded debt to earnings before interest, taxes, depreciation, and amortization, referred to as EBITDA, requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, and transactions with affiliates. If an event of default, such as failure to comply with covenants or change of control, were to occur under the senior credit facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. As of March 31, 2006, we were in compliance with all required financial covenants and we were not aware of any events of default.

Convertible Notes. At March 31, 2006, we had $125.0 million aggregate principal amount of 4.75 percent convertible subordinated notes due April 15, 2006, referred to as the Notes. The Notes were convertible into our common stock at a conversion price of $32.92 per share. Upon maturity, we repaid the Notes using borrowings under our senior credit facility (see note 9 to our Notes to Consolidated Financial Statements).

Nonrecourse Credit Facility. On June 30, 2005 Portfolio Management amended and restated its credit facility with a lender and extended its existing exclusivity agreement with such lender through June 30, 2009. The new agreement provides that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement similar to the original agreement, or under various equity sharing arrangements ranging from 25 percent to 50 percent equity provided by the lender. The lender will finance non-equity borrowings at 70 percent of the purchase price, unless otherwise negotiated, with floating interest at a rate equal to LIBOR plus 2.50 percent. As additional return, the lender receives 28 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by Portfolio Management, including interest. These borrowings are nonrecourse to us and are due two years from the date of each respective loan. We may terminate the agreement at any time after June 2007, upon the change of control, for a cost of $250,000 for each remaining month under the new agreement. The previous financing arrangement as described below remains in effect for outstanding loans as of June 30, 2005. Total debt outstanding under this facility as of March 31, 2006, was $54.1 million, including $5.0 million of accrued residual interest. As of March 31, 2006, Portfolio Management was in compliance with all of the financial covenants.

Under the prior agreement, Portfolio Management had a four-year financing agreement with the lender that originally was to expire in August 2006, to provide financing for larger purchases of accounts receivable at 90 percent of the purchase price, unless otherwise negotiated. The lender, at its sole discretion, had the right to finance

Back to Index

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

As part of the exclusivity agreement described above, Portfolio Management has a joint venture agreement with the lender to purchase larger portfolios through a joint venture, whereby Portfolio Management owns 65 percent and the lender owns 35 percent of the joint venture. Each party finances the joint venture based on predetermined percentages as negotiated for each portfolio purchase. Cash flows from the joint venture are based on the mix of partner loans and equity contributions to the joint venture. The equity share of the new agreement replaces the residual cash flows under the former agreement. The joint venture has been consolidated into our results and a minority interest has been recorded for the lender’s equity ownership. At March 31, 2006, we had $6.1 million of debt outstanding under the joint venture, which is included in the nonrecourse credit facility debt outstanding disclosed above.

Contractual Obligations. We have four fixed price agreements, or forward-flows, that obligate us to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. We are obligated to purchase accounts receivable ranging from approximately $145,000 to $720,000 per month that expire between August 2006 and April 2007.

In connection with the Marlin acquisition, we acquired several forward-flows with institutions to purchase medical and utility portfolios of charged-off accounts receivable meeting certain criteria, aggregating approximately $2.2 million per month, that expire between June 2006 and January 2011. The terms of the agreements vary; they can be terminated with either 30 days, 60 days or 90 days written notice.

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

Interest Rate Risk. At March 31, 2006, we had $194.5 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. We currently use interest rate swap agreements to limit potential losses from adverse interest rate changes.

Back to Index

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations: goodwill, customer relationships, revenue recognition for purchased accounts receivable, allowance for doubtful accounts, notes receivable, income taxes, stock options and derivative financial instruments. These and other critical accounting policies are described in note 2 to these financial statements, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 to our 2005 financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005. During the three months ended March 31, 2006, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies, except for the change in stock options due to our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS 123R on January 1, 2006.

SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values. This requires estimates and assumptions to be made, including the expected term of stock-based awards, stock price volatility and forfeitures. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on a blend of implied and historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted.

Recently Issued Accounting Pronouncements

FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In December 2004, the FASB issued SFAS 123R, which requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. We adopted the standard on January 1, 2006 using the modified prospective method (see note 2 to our Consolidated Financial Statements).

FASB Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, referred to as SFAS 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154. We adopted SFAS 154 on January 1, 2006, and it did not have a material impact on our financial statements.

Back to Index

FASB Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments,” referred to as SFAS 155. This statement amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 permits fair value re-measurement for hybrid financial instruments that contain embedded derivatives that would require separate accounting. In addition, the statement establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued beginning after an entity’s fiscal year beginning on September 15, 2006 with earlier adoption permitted. We are currently evaluating the statement and do not believe the adoption of SFAS 155 will have a material impact on our financial statements.

FASB Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140.” In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140,” referred to as SFAS 156. This statement amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and provides two methods for the subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the statement and do not believe the adoption of SFAS 156 will have a material impact on our financial statements.

Back to Index

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4.

Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended March 31, 2006.

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

Back to Index

Part II. Other Information

Item 1.	Legal Proceedings

For information regarding the Company’s Legal Proceedings, see the Company’s Form 10-K for the year ended December 31, 2005 and prior SEC filings by the Company.

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None - not applicable

Item 3.	Defaults Upon Senior Securities

None - not applicable

Item 4.	Submission of Matters to a Vote of Shareholders

None - not applicable

Item 5.	Other Information

None - not applicable

Item 6.	Exhibits
10.1	Summary of Director and Named Executive Officer Compensation Arrangements.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	By:	Michael J. Barrist

Michael J. Barrist Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: May 10, 2006	By:	Steven L. Winokur

Steven L. Winokur Executive Vice President, Chief Financial Officer, and Chief Operating Officer - Shared Services (principal financial officer)

Date: May 10, 2006	By:	John R. Schwab

John R. Schwab Senior Vice President, Finance and Chief Accounting Officer (principal accounting officer)

Back to Index

Exhibit Index

Exhibit No.	Description

10.1	Summary of Director and Named Executive Officer Compensation Arrangements.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.