Form 10-Q
period 2006-06-30
NCO GROUP INC
filed 2006-08-09
CIK 1022608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-21639

NCO GROUP, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	23-2858652 (IRS Employer Identification Number)

507 Prudential Road, Horsham, Pennsylvania (Address of principal executive offices)	19044 (Zip Code)

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 7, 2006 was: 32,403,082 shares of common stock, no par value.

NCO GROUP, INC.

Back to Index

Part I. Financial Information

Item 1. Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Amounts in thousands)

	June 30, 2006 (Unaudited)	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$20,493	$23,716
Accounts receivable, trade, net of allowance for doubtful accounts of $8,687 and $8,079, respectively	132,761	143,019
Purchased accounts receivable, current portion, net of allowance for impairment of $2,382 and $1,192, respectively	96,187	102,779
Deferred income taxes	7,260	10,918
Prepaid expenses and other current assets	47,657	42,854

Total current assets	304,358	323,286

Funds held on behalf of clients

Property and equipment, net	135,742	131,370

Other assets:
Goodwill	674,973	668,832
Other intangibles, net of accumulated amortization	36,063	41,695
Purchased accounts receivable, net of current portion	144,212	135,028
Deferred income taxes	3,546	4,737
Other assets	25,587	23,014

Total other assets	884,381	873,306

Total assets	$1,324,481	$1,327,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$42,004	$45,600
Income taxes payable	12,239	4,531
Accounts payable	8,288	12,372
Accrued expenses	56,563	59,167
Accrued compensation and related expenses	27,874	26,120
Deferred revenue, current portion	4,864	3,909

Total current liabilities	151,832	151,699

Funds held on behalf of clients

Long-term liabilities:
Long-term debt, net of current portion	265,328	321,834
Deferred revenue, net of current portion	174	1,078
Deferred income taxes	63,871	57,709
Other long-term liabilities	16,014	17,885
Minority interest	51,105	34,643
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized, 32,388 and 32,176 shares issued and outstanding, respectively	477,678	477,238
Other comprehensive income	21,252	13,892
Deferred compensation	—	(4,658)
Retained earnings	277,227	256,642

Total shareholders’ equity	776,157	743,114

Total liabilities and shareholders’ equity	$1,324,481	$1,327,962

See accompanying notes.

Back to Index

NCO GROUP, INC.

Consolidated Statements of Income

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Revenues:
Services	$248,307	$219,148	$509,589	$451,375
Portfolio	43,888	28,041	89,415	56,159
Portfolio sales	4,020	5,258	8,958	5,262

Total revenues	296,215	252,447	607,962	512,796

Operating costs and expenses:
Payroll and related expenses	153,660	122,524	315,050	250,255
Selling, general and administrative expenses	104,462	91,313	213,191	184,350
Restructuring charge	1,387	—	5,774	—
Depreciation and amortization expense	12,920	10,920	26,115	21,678

Total operating costs and expenses	272,429	224,757	560,130	456,283

Income from operations	23,786	27,690	47,832	56,513

Other income (expense):
Interest and investment income	727	726	1,590	1,460
Interest expense	(6,793)	(4,867)	(13,804)	(10,042)
Other income	—	(599)	—	(506)

Total other income (expense)	(6,066)	(4,740)	(12,214)	(9,088)

Income before income tax expense	17,720	22,950	35,618	47,425

Income tax expense	6,362	8,814	13,004	18,018

Income before minority interest	11,358	14,136	22,614	29,407

Minority interest	(1,313)	(1)	(2,029)	(9)

Net income	$10,045	$14,135	$20,585	$29,398

Net income per share:
Basic	$0.31	$0.44	$0.64	$0.92
Diluted	$0.31	$0.42	$0.62	$0.86

Weighted average shares outstanding:
Basic	32,348	32,101	32,294	32,090
Diluted	33,335	36,099	34,790	36,136

See accompanying notes.

Back to Index

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net income	$20,585	$29,398
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation	20,253	17,422
Amortization of intangibles	5,862	4,256
Stock-based compensation	1,065	655
Amortization of deferred training asset	2,592	1,782
Provision for doubtful accounts	1,589	1,752
Allowance and impairment of purchased accounts receivable	1,190	642
Noncash interest	2,161	3,651
Gain on sale of purchased accounts receivable	(8,958)	(5,258)
Loss on disposal of property and equipment	351	—
Changes in non-operating income	—	(230)
Minority interest	2,029	9
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	900
Accounts receivable, trade	8,493	(17,602)
Deferred income taxes	9,490	8,827
Bonus receivable	—	10,325
Other assets	(18,085)	12,208
Accounts payable and accrued expenses	(7,636)	7,966
Income taxes payable	19,765	141
Deferred revenue	51	(18,807)
Other long-term liabilities	183	(209)

Net cash provided by operating activities	60,980	57,828

Cash flows from investing activities:
Purchases of accounts receivable - see note 13	(56,416)	(16,888)
Collections applied to principal of purchased accounts receivable	49,263	31,408
Proceeds from sales and resales of purchased accounts receivable	13,659	6,374
Purchases of property and equipment	(24,326)	(15,692)
Net distribution from joint venture	—	1,140
Proceeds from notes receivable	591	615
Investment in subsidiary by minority interest	15,691	—
Distributions to minority interest	(2,283)	—
Net cash paid for acquisitions and related costs	(2,972)	(10,804)

Net cash used in investing activities	(6,793)	(3,847)

Cash flows from financing activities:
Repayment of notes payable	(33,235)	(20,511)
Borrowings under notes payable	16,067	—
Repayment of borrowings under revolving credit agreement	(83,600)	(37,500)
Borrowings under revolving credit agreement	163,500	—
Repayment of convertible notes	(125,000)	—
Payment of fees to acquire debt	(3)	(1,279)
Issuance of common stock	3,554	190

Net cash used in financing activities	(58,717)	(59,100)

Effect of exchange rate on cash	1,307	(614)

Net decrease in cash and cash equivalents	(3,223)	(5,733)

Cash and cash equivalents at beginning of the period	23,716	26,334

Cash and cash equivalents at end of the period	$20,493	$20,601

See accompanying notes.

Back to Index

NCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Operations:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, “the Company” or “NCO”). NCO is a leading global provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through approximately 100 offices in the United States, Canada, the United Kingdom, India, the Philippines, the Caribbean, and Panama. The Company provides services to more than 22,000 active clients including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, utilities, retail and commercial, transportation/logistics, education, technology and government services. These clients are primarily located throughout the United States, Canada, the United Kingdom, Europe, and Puerto Rico. The Company’s largest client during the six months ended June 30, 2006 was in the financial services sector and represented 9.8 percent of the Company’s consolidated revenue for the six months ended June 30, 2006. The Company also purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

The Company’s business consists of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International.

2.	Accounting Policies:

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, as well as the announced restructuring plan, operating results for the three-month and six-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Training Revenue:

In connection with the provisions of certain inbound and outbound CRM services, the Company incurs costs to train its CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Start-up Training”) and on-going training for updates of existing CRM programs (“On-going Training”). The Company bills certain of its customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to the CRM revenue being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 104. Start-up Training and On-going Training revenues are initially deferred and recognized over the shorter of the term of the customer contract, or the period to be benefited. Direct costs associated with providing Start-up Training and On-going Training, which consist of salary, benefit and travel costs, are also deferred and amortized over a time period consistent with the deferred training revenue. When a business relationship is terminated with one of the Company’s customers, the unamortized deferred training revenue and unamortized deferred direct costs associated with that customer are immediately recognized. At June 30, 2006, the balance of deferred training revenue was $5.0 million and the balance of deferred training costs was $4.0 million. All other un-reimbursed training costs, such as training due to attrition, are charged to expense as incurred.

Purchased Accounts Receivable:

The Company applies American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3, “Accounting for Loans or Certain Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual versus expected cash flows over an investor’s initial investment in certain loans when such differences are attributable, at least in part, to credit quality.

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

Revenue Recognition (continued):

Purchased Accounts Receivable (continued):

The Company acquires accounts receivable in groups or portfolios that are initially recorded at cost, which includes external costs of acquiring portfolios. Once a portfolio is acquired, the accounts in the portfolio are not changed, unless replaced, returned or sold. All acquired accounts receivable have experienced deterioration of credit quality between origination and the Company’s acquisition of the accounts receivable, and the amount paid for a portfolio of accounts receivable reflects the Company’s determination that it is probable the Company will be unable to collect all amounts due according to each loan’s contractual terms. As such, the Company determines whether each portfolio of accounts receivable is to be accounted for individually or whether such accounts receivable will be aggregated based on common risk characteristics. The Company considers expected collections, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each portfolio of accounts receivable and subsequently aggregated pools of accounts receivable. The Company determines non-accretable difference, or the excess of the portfolio’s contractual principal over all cash flows expected at acquisition as an amount that should not be accreted. The remaining amount represents accretable yield, or the excess of the portfolio’s cash flows expected to be collected over the amount paid, and is accreted into earnings over the remaining life of the portfolio.

At acquisition, the Company derives an internal rate of return (“IRR”) based on the expected monthly collections over the estimated economic life of each portfolio of accounts receivable (typically up to seven years, based on the Company’s collection experience) compared to the original purchase price. Collections on the portfolios are allocated to revenue and principal reduction based on the estimated IRR for each portfolio of accounts receivable. Revenue on purchased accounts receivable is recorded monthly based on applying each portfolio’s effective IRR for the quarter to its carrying value. Over the life of a portfolio, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its portfolios determined using the effective interest rates has decreased, and if so, records an expense to establish a valuation allowance to maintain the original IRR established at acquisition. Any increase in actual or estimated cash flows expected to be collected is first used to reverse any existing valuation allowance for that portfolio, or aggregation of portfolios, and any remaining increases in cash flows are recognized prospectively through an increase in the IRR. The updated IRR then becomes the new benchmark for subsequent valuation allowance testing.

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

Back to Index

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

Goodwill:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Goodwill is tested for impairment each year on October 1, and as triggering events occur. The goodwill impairment test is performed at the reporting unit level and involves a two-step approach; the first step identifies any potential impairment and the second step measures the amount of impairment, if applicable. The first test for potential impairment uses a fair value based approach, whereby the implied fair value of a reporting unit’s goodwill is compared to its carrying amount; if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company does not believe that goodwill was impaired as of June 30, 2006 (note 8).

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

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended June 30, 2006 are $148,000 and $94,000 lower, respectively, than if it had continued to account for share based compensation under APB 25. The Company’s income before income taxes and net income for the six months ended June 30, 2006 are $254,000 and $160,000 lower, respectively, as a result of adopting SFAS 123R, which had a minimal impact on basic and diluted earnings per share for the three months ended June 30, 2006 and for the six months ended June 30, 2006. Also, in connection with the adoption of SFAS 123R, the unearned stock-based compensation balance of $4.7 million was reclassified to common stock as of January 1, 2006.

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

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005

Net income – as reported	$14,135	$29,398
Pro forma compensation cost, net of taxes	594	1,178

Net income – pro forma	$13,541	$28,220

Net income per share – as reported:
Basic	$0.44	$0.92
Diluted	$0.42	$0.86

Net income per share – pro forma:
Basic	$0.42	$0.88
Diluted	$0.40	$0.83

During the three and six months ended June 30, 2005, compensation expense of $313,000 and $655,000, respectively was recorded for restricted stock units.

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

The Company is exposed to foreign currency fluctuations relating to its operations in Canada, the United Kingdom and the Philippines. In order to partially hedge cash flow exposure, the Company periodically enters into forward exchange contracts in order to minimize the impact of currency fluctuations on transactions and cash flows. The Company is exposed to interest rate fluctuations relating to its long-term debt. To manage this interest rate risk, the Company enters into interest rate caps. These contracts are designated as cash flow hedges and recorded at their fair value on the accompanying balance sheets. Changes in the fair value of a cash flow hedge, to the extent that the hedge is effective, are recorded, net of taxes, in other comprehensive income, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in the statement of income (note 12).

The Company has certain non-recourse debt relating to its purchased accounts receivable operations that contain embedded derivative instruments. The embedded derivatives are not hedge instruments and, accordingly, changes in their estimated fair value are reported as other income (expense) in the accompanying statements of income. The embedded derivatives are included in long-term debt on the accompanying balance sheets because they are not separable from the notes payable and they have the same counterparty (note 9).

Reclassifications:

Certain amounts for the three and six months ended June 30, 2005 have been reclassified for comparative purposes.

Back to Index

3.	Restructuring Charges:

In conjunction with the acquisition of Risk Management Alternatives Parent Corp. (“RMA”) (note 4) and streamlining the cost structure of the Company’s legacy operations, the Company recorded total restructuring charges of $15.4 million over the twelve month period ended June 30, 2006, of which $1.4 million and $5.8 million were recorded during the three and six months ended June 30, 2006, respectively. These charges primarily related to the elimination of certain redundant facilities and severance costs. The Company expects to take additional charges of approximately $2.1 million to $2.6 million in the remainder of 2006, which are expected to be recorded in the ARM North America and ARM International segments.

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total

Balance at December 31, 2005	$4,325	$1,591	$5,916
Accruals	5,089	685	5,774
Cash payments	(4,761)	(885)	(5,646)
Leasehold improvement write-off	(298)	—	(298)

Balance at June 30, 2006	$4,355	$1,391	$5,746

4.	Business Combinations:

The following acquisitions have been accounted for under the purchase method of accounting. As part of the purchase accounting, the Company recorded accruals for acquisition-related expenses. These accruals included professional fees related to the acquisition, severance costs, lease costs and other acquisition-related expenses.

On September 12, 2005, the Company acquired substantially all of the operating assets, including purchased portfolio assets, of RMA, a provider of accounts receivable management services and purchaser of accounts receivable, for $117.6 million in cash and the assumption of certain liabilities. The Company funded the purchase principally with financing from its senior credit facility. The purchase price included approximately $51.0 million for RMA’s purchased portfolio assets, which was funded with $35.7 million of non-recourse financing. In conjunction with the acquisition, on July 7, 2005, RMA and all of its domestic subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Ohio Eastern Division. The transaction was consummated under Sections 363 and 365 of the U.S. Bankruptcy Code. The Company allocated $16.3 million of the purchase price to the customer relationships and recorded goodwill of $39.2 million, which is deductible for tax purposes, based on preliminary estimates. From December 31, 2005, through June 30, 2006, the Company revised its allocation of the fair market value of the acquired assets and liabilities, which resulted in an increase in goodwill of $1.7 million. The Company has not finalized its purchase accounting related to the RMA acquisition, and has used estimates in determining certain allocations including the value of customer relationships, property and equipment, and certain assumed liabilities. In connection with the RMA acquisition, the Company recorded restructuring liabilities of $8.7 million under an exit plan the Company began to formulate prior to the acquisition date. These liabilities principally relate to severance costs related to certain redundant personnel who were scheduled to be terminated upon completion of the acquisition. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers, expand its portfolio base, and reduce the cost of operations through economies of scale. Therefore, the Company believes the preliminary allocation of a portion of the purchase price to goodwill is appropriate.

Back to Index

4.	Business Combinations (continued):

The following is a preliminary allocation of the purchase price to the RMA assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$117,558
Transaction costs	3,143
Accounts receivable	(25,151)
Purchased accounts receivable	(50,954)
Customer relationships	(16,250)
Property and equipment	(10,011)
Deferred tax asset	(4,629)
Other assets	(3,306)
Accrued expenses and other liabilities	19,892
Accrued acquisition costs	8,747
Foreign currency translation of goodwill	144

Goodwill	$39,183

The following presents the activity in the accruals recorded for RMA acquisition related expenses (amounts in thousands):

	Severance	Other	Total

Balance at December 31, 2005	$2,988	$10	$2,998
Cash payments	(1,799)	(2)	(1,801)

Balance at June 30, 2006	$1,189	$8	$1,197

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

The acquisition of the purchased accounts receivable portfolio was structured as an equity sharing arrangement with the Company’s non-recourse lender under the Company’s non-recourse credit facility. The lender originally invested $32.0 million in the acquisition, representing a 50 percent interest in the purchased accounts receivable portfolio assets. The Company granted an option to the lender to purchase up to 50 percent of the other non-portfolio assets and liabilities acquired from Marlin. The option was exercised and the transaction was completed in the first quarter of 2006. The Company received $12.7 million for the 50 percent interest in the non-portfolio assets and liabilities. The Company funded its 50 percent portion of the acquisition with financing from its senior credit facility. By design, the Company controls the primary activities of the entity and as such has recorded a minority interest on its balance sheet for the lender’s equity interest. The Company has consolidated the results of operations and recorded the portion of the results of the Marlin acquisition it does not own as a minority interest, net of taxes, on the statement of income.

Back to Index

4.	Business Combinations (continued):

The Company allocated $5.0 million of the purchase price to the customer relationships and recorded goodwill of $19.2 million, which is deductible for tax purposes, based on preliminary estimates. The Company is in the process of obtaining a third party appraisal, which involves time needed for information gathering, verification and review. The Company does not expect to finalize the appraisal until the third quarter of 2006. From December 31, 2005, through June 30, 2006, the Company revised its allocation of the fair market value of the acquired assets and liabilities, which resulted in an increase in goodwill of $1.6 million. This increase was principally due to a deferred purchase payment. As a result of the acquisition, the Company expects to expand its portfolio base and its presence in the healthcare and utility sectors, and reduce the cost of operations through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is a preliminary allocation of the purchase price to the assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$89,929
Purchased accounts receivable	(66,276)
Customer relationships	(5,000)
Other assets	(4,247)
Accrued expenses	4,812

Goodwill	$19,218

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

On May 25, 2005, the Company acquired Creative Marketing Strategies (“CMS”), a provider of CRM services, for $5.9 million. The purchase price included the contribution of a note receivable for $5.2 million that the Company received in 2000 in consideration for assets sold to a management-led group as part of a divestiture. The Company allocated $5.9 million of the purchase price to the customer relationships and did not record goodwill.

On April 2, 2004, the Company completed the acquisition of RMH Teleservices, Inc. (“RMH”) a provider of CRM services. In connection with the RMH acquisition, the Company originally recorded restructuring liabilities of $36.9 million under an exit plan the Company began to formulate prior to the acquisition date. During the six months ended June 30, 2006, the Company made payments of $978,000, and the balance of liabilities outstanding at June 30, 2006 was $6.1 million. The Company expects to pay the remaining balance through 2012.

The following summarizes the unaudited pro forma results of operations, assuming the RMA acquisition described above occurred as of January 1, 2005. The pro forma information presented does not include the CMS and Marlin acquisitions because they were not considered significant business combinations. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands, except per share data):

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005

Revenue	$301,294	$619,237
Net income	$8,727	$22,885
Earnings per share – basic	$0.27	$0.71
Earnings per share – diluted	$0.27	$0.68

Back to Index

5.	Comprehensive Income:

Comprehensive income consists of net income from operations plus certain changes in assets and liabilities, including the effects of intercompany transactions, that are not included in net income but are reported as a separate component of shareholders’ equity. The Company’s comprehensive income was as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Net income	$10,045	$14,135	$20,585	$29,398
Other comprehensive income (loss):
Foreign currency translation adjustment	4,315	(1,747)	4,229	(2,350)
Change in fair value of foreign currency cash flow hedges, net of taxes	4,396	218	4,411	(11)
Change in fair value of interest rate cap, net of taxes	76	—	76	—
Net gains on foreign currency cash flow hedges reclassified into earnings, net of taxes	(919)	(49)	(1,356)	(41)

Comprehensive income	$17,913	$12,557	$27,945	$26,996

The foreign currency translation adjustment was attributable to changes in the exchange rates used to translate the financial statements of the Company’s Canadian, United Kingdom and Philippine operations into U.S. dollars. During the three months ended June 30, 2006 and 2005, the Company recognized a pre-tax net gain of $6.9 million and $337,000, respectively, related to the foreign currency cash flow hedges. During the six months ended June 30, 2006 and 2005, the Company recognized a pre-tax net gain of $7.0 million and $20,000, respectively, related to the foreign currency cash flow hedges.

6.	Purchased Accounts Receivable:

Portfolio Management, ARM International and the Canadian division of ARM North America purchase defaulted consumer accounts receivable at a discount from the contractual principal balance. As of June 30, 2006, the carrying values of Portfolio Management’s, ARM International’s and ARM North America’s purchased accounts receivable were $234.8 million, $4.6 million and $1.0 million, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $39.0 billion and $37.1 billion at June 30, 2006 and December 31, 2005, respectively. The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Six Months Ended June 30, 2006	For the Year Ended December 31, 2005

Balance at beginning of period	$237,807	$138,857
Purchases:
Portfolios acquired in business combinations	—	117,230
Cash purchases	56,416	45,743
Non-cash purchases (note 13)	1,025	17,213
Collections	(137,440)	(200,703)
Proceeds from portfolio sales and resales applied to carrying value	(4,701)	(3,723)
Revenue recognized	88,177	131,138
Allowance and impairment	(1,190)	(1,240)
Dissolution of securitization	—	(6,399)
Foreign currency translation adjustment	305	(309)

Balance at end of period	$240,399	$237,807

Back to Index

6.	Purchased Accounts Receivable (continued):

In the ordinary course of purchasing portfolios of accounts receivable, Portfolio Management may sell accounts from an acquired portfolio shortly after they were purchased. The proceeds from these resales are essentially equal to, and applied against, the carrying value of the accounts. Therefore, there is no gain recorded on these resales. For the three months ended June 30, 2006, proceeds from portfolio resales were $2.0 million, and there were no proceeds from portfolio resales during the three months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, proceeds from portfolio resales were $3.7 million and $1.0 million, respectively.

In 2005, Portfolio Management began an on-going process to identify and sell certain aged and bankruptcy status portfolios of accounts receivable that have a low probability of payment under our collection platform. These portfolios have a low remaining carrying value. Proceeds from sales above the remaining carrying value are recorded as revenue. During the three months ended June 30, 2006 and 2005, Portfolio Management sold portfolios of accounts receivable for $4.2 million and $5.4 million with a carrying value of $156,000 and $107,000, and recorded revenue of $4.0 million and $5.3 million, respectively. During the six months ended June 30, 2006 and 2005, Portfolio Management sold portfolios of accounts receivable for $10.1 million and $5.4 million with a carrying value of $1.0 million and $107,000, and recorded revenue of $9.0 million and $5.3 million, respectively.

The following table presents the change in the allowance for impairment of purchased accounts receivable accounted for under SOP 03-3 (amounts in thousands):

	For the Six Months Ended June 30, 2006	For the Year Ended December 31, 2005

Balance at beginning of period	$1,192	$—
Additions	1,457	1,598
Recoveries	(279)	(406)
Foreign currency translation adjustment	12	—

Balance at end of period	$2,382	$1,192

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Balance at beginning of period	$281,593	$163,073	$288,935	$160,083
Additions	43,311	22,174	61,479	29,836
Accretion recognized as revenue	(43,275)	(27,598)	(88,177)	(55,319)
Reclassifications from non-accretable difference	32,506	12,943	51,859	35,992
Foreign currency translation adjustment	158	(38)	197	(38)

Balance at end of period	$314,293	$170,554	$314,293	$170,554

During the three months ended June 30, 2006 and 2005, the Company purchased accounts receivable with a cost of $42.3 million and $20.6 million, respectively, that had contractually required payments receivable at the date of acquisition of $1.6 billion and $3.8 billion, respectively, and expected cash flows at the date of acquisition of $85.6 million and $42.8 million, respectively. During the six months ended June 30, 2006 and 2005, the Company purchased accounts receivable with a cost of $57.4 million and $29.2 million, respectively, that had contractually required payments receivable at the date of acquisition of $2.3 billion and $3.9 billion, respectively, and estimated cash flows at the date of acquisition of $119.0 million and $59.1 million, respectively.

Back to Index

7.	Funds Held on Behalf of Clients:

In the course of the Company’s subsidiaries’ regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $48.5 million and $52.3 million at June 30, 2006 and December 31, 2005, respectively, have been shown net of their offsetting liability for financial statement presentation.

8.	Intangible Assets:

Goodwill:

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company’s reporting units are ARM North America, CRM, Portfolio Management and ARM International, and had the following goodwill (amounts in thousands):

	June 30, 2006	December 31, 2005

ARM North America	$540,529	$539,733
CRM	91,187	89,799
Portfolio Management	35,160	33,572
ARM International	8,097	5,728

Total	$674,973	$668,832

The changes in ARM North America’s and ARM International’s goodwill balances from December 31, 2005 to June 30, 2006, were due principally to the exchange rate used for foreign currency translation, and changes in the allocation of the fair market value of the acquired assets and liabilities related to the RMA acquisition (note 4). The change in CRM’s goodwill balance was due principally to the exchange rate used for foreign currency translation. The change in Portfolio Management’s goodwill balance was due to a deferred purchase payment related to the Marlin acquisition (note 4). The allocation of the purchase price to goodwill related to the two acquisitions in September 2005 is tentative and may change.

Other Intangible Assets:

Other intangible assets consist primarily of customer relationships. The following represents the other intangible assets (amounts in thousands):

	June 30, 2006		December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$55,916	$20,206	$55,917	$14,614
Other intangible assets	398	45	1,297	905

Total	$56,314	$20,251	$57,214	$15,519

Back to Index

8.	Intangible Assets (continued):

The Company recorded amortization expense for all other intangible assets of $2.9 million and $2.2 million during the three months ended June 30, 2006 and 2005, respectively, and $5.9 million and $4.3 million during the six months ended June 30, 2006 and 2005, respectively. The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense

2006	$11,263
2007	10,911
2008	9,511
2009	6,511
2010	3,499
9.	Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	June 30, 2006	December 31, 2005

Senior credit facility	$250,400	$170,500
Convertible notes	—	125,000
Non-recourse credit facility	55,744	65,995
Other	1,188	5,939
Less current portion	(42,004)	(45,600)

	$265,328	$321,834

Senior Credit Facility:

In June 2005, the Company amended and restated its senior credit facility (“the Credit Facility”) with various participating lenders. The amended and restated Credit Facility is structured as a $300 million revolving credit facility with an option to allow the Company to increase its borrowing capacity to a maximum of $400 million, subject to obtaining commitments for such incremental capacity from existing or new lenders. The Credit Facility requires no minimum principal payments until June 18, 2010, the maturity date. At June 30, 2006, the balance outstanding on the Credit Facility was $250.4 million. The availability of the Credit Facility is reduced by any unused letters of credit ($4.3 million at June 30, 2006). As of June 30, 2006, the Company had $45.3 million of remaining availability under the Credit Facility.

All borrowings bear interest at a rate equal to either, at the option of the Company, the prime rate (8.25 percent at June 30, 2006) or LIBOR (5.35 percent at June 30, 2006) plus a margin of 0.75 percent to 1.50 percent, which is determined quarterly based upon the Company’s consolidated funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio. The Company is charged a fee on the unused portion of the Credit Facility of 0.20 percent to 0.30 percent depending on the Company’s consolidated funded debt to EBITDA ratio. The effective interest rate on the Credit Facility was approximately 5.94 percent and 4.80 percent for the three months ended June 30, 2006 and 2005, respectively, and 5.72 percent and 4.76 percent for the six months ended June 30, 2006 and 2005, respectively.

Back to Index

9.	Long-Term Debt (continued):

Senior Credit Facility (continued):

Borrowings under the Credit Facility are collateralized by substantially all the assets of the Company. The Credit Facility contains certain financial and other covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets and transactions with affiliates. If an event of default, such as failure to comply with covenants, or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding immediately due and payable and foreclose on the pledged assets. As of June 30, 2006, the Company was in compliance with all required financial covenants and the Company was not aware of any events of default. On July 13, 2006, the Company amended the Credit Facility to allow it to enter into the Merger Agreement (note 16).

Convertible Notes:

The Company had $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes that were due April 15, 2006 (“the Notes”). The Notes were convertible into NCO common stock at a conversion price of $32.92 per share. Upon maturity, the Company repaid the Notes using borrowings under its senior credit facility.

Non-recourse Credit Facility:

On June 30, 2005, Portfolio Management amended and restated its non-recourse credit facility with a lender and extended its existing exclusivity agreement with such lender through June 30, 2009. The new agreement provides that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement similar to the original agreement, or under various equity sharing arrangements ranging from 25 percent to 50 percent equity provided by the lender. The lender will finance non-equity borrowings at 70 percent of the purchase price, unless otherwise negotiated, with floating interest at a rate equal to LIBOR plus 2.50 percent. As additional return, the lender receives 28 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the borrowing, and the initial investment by Portfolio Management, including interest. These borrowings are non-recourse to the Company and are due two years from the date of each respective loan. The Company may terminate the agreement at any time after June 2007, upon the change of control, for a cost of $250,000 for each remaining month under the agreement. The previous financing arrangement as described below remains in effect for outstanding loans as of June 30, 2005.

Under the prior agreement, Portfolio Management had a four-year exclusivity agreement with a lender that originally was to expire in August 2006. The agreement stipulated that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $4.0 million must be first offered to the lender for financing at its discretion. The agreement had no minimum or maximum credit authorization. If the lender chose to participate in the financing of a portfolio of accounts receivable, the financing was at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate (8.25 percent at June 30, 2006) plus 3.25 percent. Each borrowing is due two years after the loan was made. Debt service payments equal collections less servicing fees and interest expense. As additional return, the lender receives 40 percent of the residual cash flow on loans made pursuant to the prior agreement, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by Portfolio Management, including interest.

Borrowings under these financing agreements are non-recourse to the Company, except for the assets within the entities established in connection with the financing agreement. These loan agreements contain a collections performance requirements, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreements, in addition to other remedies.

Back to Index

9.	Long-term Debt (continued):

Non-recourse Credit Facility (continued):

Total debt outstanding under this facility was $55.7 million and $66.0 million as of June 30, 2006 and December 31, 2005, respectively, which included $4.6 million and $5.6 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 19.9 percent and 22.0 percent for the three months ended June 30, 2006 and 2005, respectively, and 19.1 percent and 22.6 percent for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, Portfolio Management was in compliance with all required covenants.

As noted above, upon full satisfaction of the notes payable and the return of the initial investment by Portfolio Management, including interest, as it relates to each purchase of accounts receivable under the agreements, the Company is obligated to pay the lender a contingent payment amount equal to its residual interest in the collections received, typically ranging from 28 percent to 40 percent, net of servicing fees and other related charges. The contingent payment has been accounted for as an embedded derivative in accordance with SFAS 133. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At June 30, 2006 and December 31, 2005, the estimated fair value of the embedded derivative was $4.6 million and $5.6 million, respectively. The embedded derivative for each portfolio purchase is subject to market rate revaluation each period. Absent a readily available market for such embedded derivatives, the Company bases its revaluation on similar current period portfolio purchases’ underlying yields. During the three months ended June 30, 2006, $30,000 was recorded as “other income” on the statement of income to reflect the revaluation of the embedded derivatives. During the six months ended June 30, 2006, $296,000 was recorded as “other income” on the statement of income to reflect the revaluation of the embedded derivatives.

As part of the exclusivity agreement described above, Portfolio Management has a joint venture agreement (“the Agreement”) with the lender of the non-recourse credit facility, whereby Portfolio Management owns 65 percent of the joint venture and is the managing member, and the lender owns the remaining 35 percent interest. Each party will finance the joint venture based on predetermined percentages as negotiated for each portfolio purchase. Cash flows from the joint venture are based on the mix of partner loans and equity contributions to the joint venture. The equity share of the new agreement replaces the residual cash flows under the former agreement. The Agreement was established to purchase accounts receivable at the discretion of Portfolio Management, and the joint venture is consolidated into the Company’s results of operations with a minority interest representing the lender’s equity ownership. At June 30, 2006 and December 31, 2005, the Company had $7.9 million and $5.8 million, respectively, of debt outstanding under the joint venture, which is included in the non-recourse credit facility debt outstanding disclosed above.

10.	Earnings Per Share:

Basic earnings per share (“EPS”) was computed by dividing the net income for the three and six months ended June 30, 2006 and 2005, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income for the three and six months ended June 30, 2006 and 2005, by the weighted average number of common shares outstanding plus all common share equivalents. Net income is adjusted to add back interest expense on the convertible debt, net of taxes, if the convertible debt is dilutive. The interest expense on the convertible debt, net of taxes, included in the diluted EPS calculation was $159,000 and $914,000 for the three months ended June 30, 2006 and 2005, respectively, and $1.1 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively. Outstanding options, warrants, and convertible securities have been utilized in calculating diluted amounts only when their effect would be dilutive. The convertible debt matured on April 15, 2006 (note 9).

Back to Index

10.	Earnings Per Share (continued):

The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Basic	32,348	32,101	32,294	32,090
Dilutive effect of:
Convertible debt	626	3,797	2,211	3,797
Options and restricted stock units	334	100	266	147
Warrants	27	101	19	102

Diluted	33,335	36,099	34,790	36,136

11.	Stock-based Compensation:

Stock Options:

The Company maintains stock option plans and an equity incentive plan for certain employees under which fixed price stock options may be granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant (collectively, the “NCO Option Plans”). Under the NCO Option Plans, approximately 5.3 million shares of the Company’s common stock are reserved for issuance upon the exercise of options, including those outstanding at June 30, 2006. Option terms are generally 10 years, with options generally becoming exercisable ratably over three years, or one year for outside directors, from the date of grant.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Risk-free interest rate	4.5%	3.9%	4.5%	3.5%
Expected life in years	5.4	5.4	5.4	5.4
Volatility factor	37.4%	38.3%	37.4%	37.2%
Dividend yield	None	None	None	None

Back to Index

11.	Stock-based Compensation (continued):

Stock Options (continued):

The following summarizes the activity of the NCO Option Plans for the six months ended June 30, 2006 (amounts in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	4,387	$23.65
Granted	294	17.27
Exercised	(200)	18.28
Forfeited	(60)	23.86
Expired	(26)	27.41

Outstanding at June 30, 2006	4,395	$23.47	5.3 years	$18,720

Vested or expected to vest at June 30, 2006	4,350	$23.53	5.2 years	$18,310

Exercisable at June 30, 2006	4,116	$23.89	5.0 years	$16,169

The weighted-average fair value at date of grant of a common stock option granted under the Company’s option plans during the three months ended June 30, 2006 and 2005 was $10.71 and $7.69, respectively, and during the six months ended June 30, 2006 and 2005 was $7.20 and $7.92, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised during the three and six months ended June 30, 2006 was $485,000 and $1.2 million, respectively. There was no excess cash tax benefit classified as a financing cash inflow for the six months ended June 30, 2006.

Cash received from option exercises under all share-based payment arrangements for the three months ended June 30, 2006 was $1.3 million and for the six months ended June 30, 2006 was $3.7 million. The actual tax benefit recognized for the tax deductions from option exercises under all share-based payment arrangements for the three months ended June 30, 2006 and 2005 were $115,000 and $8,000, respectively; and for the six months ended June 30, 2006 and 2005 were $385,000 and $25,000, respectively.

Compensation expense recognized related to stock option awards for the three and six months ended June 30, 2006 was $148,000 and $254,000, respectively.

At June 30, 2006, there was approximately $1.6 million of total unrecognized pre-tax compensation cost related to non-vested stock options, assuming an annual forfeiture rate of 5.1 percent. This cost is expected to be recognized straight-line over a weighted-average period of approximately three years.

Restricted Stock Units:

The Company maintains an equity incentive plan under which certain employees and directors (“Participant”) may be granted restricted share unit awards in the Company’s common stock (the “Restricted Stock Plan”). Awards of restricted share units are valued by reference to shares of common stock that entitle a Participant to receive, upon the settlement of the unit, one share of common stock for each unit. The awards vest over multiple cliff vesting periods and/or based on meeting performance-based targets, and do not have voting rights.

Back to Index

11.	Stock-based Compensation (continued):

Restricted Stock Units (continued):

The following summarizes the activity of the Restricted Stock Plan for the six months ended June 30, 2006 (shares in thousands):

	Number of Non-vested Share Unit Awards	Weighted Average Grant Date Fair Value

Unvested awards at January 1, 2006	278	$21.34
Granted	17	25.69
Awards vested	(16)	19.50
Forfeited	—	—

Unvested awards at June 30, 2006	279	$21.71

Compensation expense recognized related to restricted share unit awards for the three months ended June 30, 2006 and 2005 was $433,000 and $313,000, respectively and for the six months ended June 30, 2006 and 2005 was $927,000 and $655,000, respectively.

At June 30, 2006, there was $4.2 million of total unrecognized pre-tax compensation cost related to non-vested restricted share unit awards. This cost is expected to be recognized straight-line over a weighted-average period of approximately three years.

12.	Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These transactions are designated as cash flow hedges. The Company had forward exchange contracts for the purchase of $259.6 million of Canadian dollars outstanding at June 30, 2006, which mature throughout the remainder of 2006 and 2007. The Company also had a forward exchange contract for the purchase of $4.5 million of Australian dollars outstanding at June 30, 2006, which matured in July 2006. For the three and six months ended June 30, 2006, the Company had net gains of $4.4 million, of which gains of $1.4 million were reclassified into earnings. The impact of the settlement of the Company’s cash flow hedges was recorded in “payroll and related expenses” and “selling, general and administrative expenses” in the statement of income. At June 30, 2006, the fair market value of all outstanding cash flow hedges was an asset of $5.3 million, which is included in “other assets.” All of the accumulated income and loss in other comprehensive income related to cash flow hedges at June 30, 2006, is expected to be reclassified into earnings within the next 12 months.

The Company’s non-recourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives. The contingent payments are up to 40 percent of collections received after principal and interest, unless otherwise negotiated, net of servicing fees and other related charges. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At June 30, 2006 and December 31, 2005, the estimated fair value of the embedded derivative was $4.6 million and $5.6 million, respectively. The embedded derivative for each portfolio purchase is subject to market rate revaluation each period. Absent a readily available market for such embedded derivatives, the Company bases its revaluation on similar current period portfolio purchases’ underlying yields. During the three and six months ended June 30, 2006, $30,000 and $296,000, respectively, was recorded as “other income” on the statement of income to reflect the revaluation of the embedded derivatives.

Back to Index

12.	Derivative Financial Instruments (continued):

The Company enters into interest rate cap contracts to minimize the impact of LIBOR fluctuations on transactions and cash flows. These transactions are designated as cash flow hedges. The Company had interest rate caps covering a notional amount of $160.0 million at June 30, 2006, with a weighted average LIBOR cap rate of 6.00%. The aggregate notional amount of the interest rate caps is subject to quarterly reductions that will reduce the notional amount to $100.0 million by maturity on January 6, 2009. The original cost of the interest rate caps is amortized on a straight-line basis over its term. For the three and six months ended June 30, 2006, the Company recorded $20,000 and $39,000, respectively, of interest expense from the amortization of the original cost the interest rate caps. The interest rate caps are adjusted to their fair market value each period and the difference, if any, is recorded on the balance sheet in “other comprehensive income.” For the three and six months ended June 30, 2006, the Company recorded $76,000, net of taxes, in “other comprehensive income” for the changes in the fair market value of the interest rate caps. As of June 30, 2006, the fair market value of all outstanding interest rate caps was $313,000, which is included as an asset in the balance sheet as of June 30, 2006.

13.	Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Six Months Ended June 30,

	2006	2005

Non-cash investing and financing activities:
Fair value of assets acquired	$—	$9,417
Liabilities assumed from acquisitions	—	2,884
Minority interest contributions	1,025	—
Non-recourse borrowings to purchase accounts receivable	—	12,403
Contribution of note receivable for acquisition	—	5,154
Disposal of fixed assets	—	1,128
14.	Commitments and Contingencies:

Purchase Commitments:

The Company enters into non-cancelable agreements with various telecommunications companies, a foreign labor subcontractor in India and other vendors that require minimum purchase commitments. These agreements expire between 2006 and 2009. The following represents the future minimum payments, by year and in the aggregate, under non-cancelable purchase commitments (amounts in thousands):

2006	$45,137
2007	42,324
2008	12,752
2009	1,967

$102,180

The Company incurred $16.6 million and $12.0 million of expense in connection with these purchase commitments for the three months ended June 30, 2006 and 2005, respectively, and $32.2 million and $23.6 million for the six months ended June 30, 2006 and 2005, respectively.

Back to Index

14.	Commitments and Contingencies (continued):

Forward-Flow Agreements:

As of June 30, 2006, the Company had four fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The Company is obligated to purchase accounts receivable ranging from approximately $115,000 to $710,000 per month that expire between October 2006 and August 2008.

Aditionally, in connection with the Marlin acquisition, the Company acquired several forward-flows with institutions to purchase medical and utility portfolios of charged-off accounts receivable meeting certain criteria, aggregating approximately $2.2 million per month, that expire between September 2006 and January 2011. The terms of the agreements vary; they can be terminated with either 30 days, 60 days or 90 days written notice.

Litigation and Investigations:

The Company is party, from time to time, to various legal proceedings, regulatory investigations and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

15.	Segment Reporting:

As of June 30, 2006, the Company’s business consisted of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International, each of which constitutes a segment for financial reporting purposes. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM North America provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM North America serves clients of all sizes in local, regional, and national markets in the United States and Canada. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. The Company’s acquisition of the operating assets of RMA located in North America was included in the ARM North America segment. ARM North America had total assets, net of any intercompany balances, of $812.0 million and $826.2 million at June 30, 2006 and December 31, 2005, respectively. ARM North America had capital expenditures of $15.4 million and $10.7 million for the six months ended June 30, 2006 and 2005, respectively. ARM North America also provides accounts receivable management services to Portfolio Management. ARM North America recorded revenue of $28.9 million and $20.1 million for these services for the three months ended June 30, 2006 and 2005, respectively, and $61.2 million and $36.6 million for the six months ended June 30, 2006 and 2005, respectively. Included in ARM North America’s intercompany revenue for the three months ended June 30, 2006 and 2005, was $1.5 million and $1.9 million, respectively, of commissions from the sale of portfolios by Portfolio Management, and $3.8 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively. Beginning in the second quarter of 2006, ARM North America provided accounts receivable management services to ARM International and recorded revenue of $267,000 for the three and six months ended June 30, 2006.

Back to Index

15.	Segment Reporting (continued):

The CRM division provides customer relationship management services to clients in the United States and Canada through offices in the United States, Canada, the Philippines, Panama and Barbados. CRM had total assets, net of any intercompany balances, of $208.2 million and $201.7 million at June 30, 2006 and December 31, 2005, respectively. CRM had capital expenditures of $8.1 million and $4.7 million for the six months ended June 30, 2006 and 2005, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. The Company’s acquisition of the purchased portfolio assets of RMA and the acquisition of Marlin was included in the Portfolio Management segment. Portfolio Management had total assets, net of any intercompany balances, of $285.0 million and $283.7 million at June 30, 2006 and December 31, 2005, respectively.

ARM International provides accounts receivable management services across the United Kingdom. The Company’s acquisition of the operating assets of RMA located in the United Kingdom was included in the ARM International segment. ARM International had total assets, net of any intercompany balances, of $19.3 million and $16.4 million at June 30, 2006 and December 31, 2005, respectively. ARM International had capital expenditures of $892,000 and $230,000 for the six months ended June 30, 2006 and 2005, respectively. ARM International also provides accounts receivable management services to Portfolio Management. ARM International recorded revenue of $44,000 and $79,000 for these services for the three months ended June 30, 2006 and 2005, respectively, and $95,000 and $152,000 for these services for the six months ended June 30, 2006 and 2005, respectively.

The following tables represent the revenue, payroll and related expenses, selling, general, and administrative expenses, and EBITDA for each segment. EBITDA is used by the Company’s management to measure the segments’ operating performance and is not intended to report the segments’ operating results in conformity with accounting principles generally accepted in the United States.

	For the Three Months Ended June 30, 2006 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	Restructuring Charge	EBITDA

ARM North America	$211,788	$98,721	$90,310	$1,332	$21,425
CRM	60,081	49,203	10,940	—	(62)
Portfolio Management	47,601	2,105	30,494	—	15,002
ARM International	5,967	3,898	1,673	55	341
Eliminations	(29,222)	(267)	(28,955)	—	—

Total	$296,215	$153,660	$104,462	$1,387	$36,706

	For the Three Months Ended June 30, 2005 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$192,496	$86,707	$81,220	$24,569
CRM	43,787	32,489	8,263	3,035
Portfolio Management	33,021	1,211	21,038	10,772
ARM International	3,308	2,117	957	234
Eliminations	(20,165)	—	(20,165)	—

Total	$252,447	$122,524	$91,313	$38,610

Back to Index

15.	Segment Reporting (continued):

	For the Six Months Ended June 30, 2006 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	Restructuring Charge	EBITDA

ARM North America	$440,893	$206,058	$184,898	$4,767	$45,170
CRM	119,407	97,673	22,391	269	(926)
Portfolio Management	97,740	4,263	63,773	—	29,704
ARM International	11,503	7,323	3,443	738	(1)
Eliminations	(61,581)	(267)	(61,314)	—	—

Total	$607,962	$315,050	$213,191	$5,774	$73,947

	For the Six Months Ended June 30, 2005 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	EBITDA

ARM North America	$390,953	$176,847	$164,453	$49,653
CRM	91,403	66,820	16,095	8,488
Portfolio Management	60,823	2,413	38,613	19,797
ARM International	6,370	4,175	1,942	253
Eliminations	(36,753)	—	(36,753)	—

Total	$512,796	$250,255	$184,350	$78,191

16.	Subsequent Event:

On July 21, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Collect Holdings, Inc. (“Parent”), an affiliate of One Equity Partners (“OEP”), and Parent’s wholly-owned subsidiary, Collect Acquisition Corp. (“Acquisition Corp.”), pursuant to which Acquisition Corp. will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation. Michael J. Barrist, Chairman, President and Chief Executive Officer of the Company, has agreed to contribute a portion of his shares to Parent in exchange for capital stock of Parent and will continue as chief executive officer of the surviving corporation.

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, no par value, of the Company, other than any shares owned by the Company, Parent or Acquisition Corp., will be canceled and will be converted automatically into the right to receive $27.50 in cash, without interest.

The Merger is expected to be completed in the fourth quarter of 2006, subject to receipt of shareholder approval, closing of the debt financing and customary regulatory approvals as well as the satisfaction of other customary closing conditions.

The Company may terminate the Merger Agreement under certain circumstances, including if its board of directors determines in good faith that it has received an unsolicited bona fide Superior Proposal, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, the Company must pay a fee of $35 million to Parent. In certain other circumstances, the Merger Agreement provides for Parent or the Company to pay to the other party a fee of $35 million upon termination of the Merger Agreement. OEP has guaranteed the obligations of Parent to pay the termination fee, if applicable. The Company is also required to reimburse Parent for up to $5.0 million of its out-of-pocket expenses if the shareholders do not approve the Merger.

Back to Index

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations there under), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company’s expected future results of operations, the Company’s growth strategy, fluctuations in quarterly operating results, the integration of acquisitions, the restructuring charges, the final outcome of the Company’s litigation with its former landlord, the effects of terrorist attacks, war and the economy on the Company’s business, expected increases in operating efficiencies, anticipated trends in the business process outsourcing industry, referred to as BPO, estimates of future cash flows and allowances for impairments of purchased accounts receivable, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of legal proceedings, regulatory investigations and tax examinations, the effects of changes in accounting pronouncements, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with growth and acquisitions, including the acquisition of the assets of Risk Management Alternatives Parent Corp., referred to as RMA, and all of RMA’s subsidiaries, and the acquisition of subsidiaries from Marlin Integrated Capital Holding Corporation, referred to as Marlin, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks related to the timing of contracts, risks related to purchased accounts receivable, risks related to possible impairment of goodwill and other intangible assets, risks related to union organizing efforts at the Company’s facilities, risks associated with technology, risks related to the implementation of the Company’s Enterprise Resource Planning system, referred to as ERP, risks related to the final outcome of the Company’s litigation with its former landlord, risks related to the Company’s litigation, regulatory investigations and tax examinations, risks related to past or possible future terrorist attacks, risks related to the threat or outbreak of war or hostilities, risks related to the domestic and international economies, the risk that the Company will not be able to improve margins, risks related to the Company’s international operations, risks related to the availability of qualified employees, particularly in new or more cost-effective locations, risks related to currency fluctuations, risks related to reliance on independent telecommunications service providers, risks related to changes in government regulations affecting the teleservices and telecommunications industries, risks related to competition from other outside providers of BPO services and the in-house operations of existing and potential clients, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements. The Company may not be able to complete the proposed merger transaction on the current terms or other acceptable terms, or at all, due to a number of factors, including the failure to obtain approval of its shareholders, regulatory approvals or to satisfy other customary closing conditions.

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

Back to Index

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

We adopted SFAS 123R using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption. Compensation expense recognized related to stock options for the three and six months ended June 30, 2006 was $148,000 and $254,000, respectively. At June 30, 2006, there was $1.6 million of total unrecognized pre-tax compensation cost related to non-vested stock options, which is expected to be recognized straight-line over a weighted-average period of approximately three years.

On December 29, 2005, we accelerated the vesting of outstanding unvested stock options that have an exercise price equal to or greater than $17.25 per share, referred to as Eligible Options. Any shares received upon the exercise of Eligible Options are restricted and may not be sold prior to the date on which the Eligible Options would have been exercisable under the original terms. As a result of the acceleration, options to purchase 944,308 shares of our common stock became immediately exercisable. All other terms and conditions applicable to the Eligible Options remain unchanged. All terms and conditions of all options that are not Eligible Options remain unchanged. The purpose of the acceleration was to eliminate future compensation expense associated with the Eligible Options of approximately $3.9 million, net of taxes that would have otherwise been recognized subsequent to our adoption of SFAS 123R on January 1, 2006.

During the first half of 2006, in conjunction with the acquisition of Risk Management Alternatives Parent Corp., referred to as RMA, and streamlining the cost structure of our legacy operations, we recorded restructuring charges of $5.8 million. These charges primarily related to the elimination of certain redundant facilities and severance costs. We expect to take additional charges of approximately $2.1 million to $2.6 million in the remainder of 2006, which are expected to be recorded in the ARM North America and ARM International segments.

On September 12, 2005, we acquired substantially all of the operating assets, including purchased portfolio assets, of RMA, a provider of accounts receivable management services and purchaser of accounts receivable, for $117.6 million in cash and the assumption of certain liabilities. We funded the purchase principally with financing from our senior credit facility. The purchase price included approximately $51.0 million for RMA’s purchased portfolio assets, which was funded with $35.7 million of non-recourse financing. The transaction was consummated under Sections 363 and 365 of the U.S. Bankruptcy Code.

On September 1, 2005, we acquired the stock of seven wholly owned subsidiaries of Marlin Integrated Capital Holding Corporation, referred to as Marlin, a company that specializes in purchasing accounts receivable in the healthcare and utility sectors, for $89.9 million. The acquisition included purchased accounts receivable portfolio assets, several favorable forward-flow contracts and certain related operating assets. The acquisition was structured as an equity sharing arrangement under our non-recourse credit facility. We funded our 50 percent portion of the acquisition with financing from our senior credit facility. Prior to the acquisition, Portfolio Management had a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC with IMNV Holdings, LLC, a subsidiary of Marlin.

Back to Index

On May 25, 2005, we acquired Creative Marketing Strategies, referred to as CMS, a provider of CRM services, for $5.9 million. The purchase price included the contribution of a note receivable for $5.2 million that we received in 2000 in consideration for assets sold to a management-led group as part of a divestiture.

On July 21, 2006, we entered into an Agreement and Plan of Merger, referred to as the Merger Agreement, with Collect Holdings, Inc., referred to as Parent, an affiliate of One Equity Partners, referred to as OEP, and Parent's wholly-owned subsidiary, Collect Acquisition Corp., referred to as Acquisition Corp., pursuant to which Acquisition Corp. will merge with and into the Company, referred to as the Merger, with the Company continuing as the surviving corporation. Michael J. Barrist, Chairman, our President and Chief Executive Officer, has agreed to contribute a portion of his shares to Parent in exchange for capital stock of Parent and will continue as chief executive officer of the surviving corporation.

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock, no par value, other than any shares owned by the Company, Parent or Acquisition Corp., will be canceled and will be converted automatically into the right to receive $27.50 in cash, without interest.

The Merger is expected to be completed in the fourth quarter of 2006, subject to receipt of shareholder approval, closing of the debt financing and customary regulatory approvals as well as the satisfaction of other customary closing conditions.

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

Revenue. Revenue increased $43.8 million, or 17.3 percent, to $296.2 million for the three months ended June 30, 2006, from $252.4 million for the three months ended June 30, 2005.

Our operations are organized into four market specific divisions that include: ARM North America, CRM, Portfolio Management, and ARM International. For the three months ended June 30, 2006, these divisions accounted for $211.8 million, $60.1 million, $47.6 million, and $6.0 million of revenue, respectively. Included in ARM North America’s revenue was $29.2 million of intercompany revenue from Portfolio Management and ARM International, which was eliminated upon consolidation, and included in ARM International’s revenue was $44,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation. For the three months ended June 30, 2005, the ARM North America, CRM, Portfolio Management and ARM International divisions accounted for $192.5 million, $43.8 million, $33.0 million and $3.3 million of revenue, respectively. Included in ARM North America’s revenue was $20.1 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in ARM International’s revenue was $73,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation.

ARM North America’s revenue increased $19.3 million, or 10.0 percent, to $211.8 million for the three months ended June 30, 2006, from $192.5 million for the three months ended June 30, 2005. The increase in ARM North America’s revenue was primarily attributable to the acquisition of RMA and an increase in fees from collection services performed for Portfolio Management. Included in the intercompany service fees for the three months ended June 30, 2006 and 2005, was $1.5 million and $1.9 million, respectively, of commissions from the sale of accounts receivable by Portfolio Management.

Revenue for the CRM division increased $16.3 million, or 37.2 percent, to $60.1 million for the three months ended June 30, 2006, from $43.8 million for the three months ended June 30, 2005. The increase in CRM’s revenue was primarily due to the continuing implementation of new contracts that began during the second half of 2005 and into 2006. This was offset partially by the previously disclosed loss of business from a telecommunications client resulting from changes in the telecommunications laws in 2004.

Back to Index

Portfolio Management’s revenue increased $14.6 million, or 44.2 percent, to $47.6 million for the three months ended June 30, 2006, from $33.0 million for the three months ended June 30, 2005. The increase primarily represents additional revenue from portfolio assets acquired throughout 2005 and the first half of 2006, including the RMA portfolio and Marlin portfolio acquisitions in September 2005. Portfolio Management’s collections, excluding all portfolio sales, increased $23.1 million, or 55.0 percent, to $65.1 million for the three months ended June 30, 2006, from $42.0 million for the three months ended June 30, 2005. Portfolio Management’s revenue represented 67 percent of collections, excluding all portfolio sales for the three months ended June 30, 2006, as compared to 66 percent of collections, excluding all portfolio sales for the three months ended June 30, 2005. The increase in collections was primarily attributable to the acquisitions of the RMA and Marlin portfolios.

In 2005, Portfolio Management began an on-going process to identify and sell certain aged portfolios of accounts receivable that have a low probability of payment on our platform and a low remaining carrying value. For the three months ended June 30, 2006 and 2005, Portfolio Management recorded $4.0 million and $5.3 million, respectively, of revenue in connection with these sales.

ARM International’s revenue increased $2.7 million, or 80.4 percent, to $6.0 million for the three months ended June 30, 2006, from $3.3 million for the three months ended June 30, 2005. The increase in ARM International’s revenue was primarily attributable to the acquisition of the international operations of RMA.

Payroll and related expenses. Payroll and related expenses increased $31.2 million to $153.7 million for the three months ended June 30, 2006, from $122.5 million for the three months ended June 30, 2005, and increased as a percentage of revenue to 51.9 percent from 48.5 percent.

ARM North America’s payroll and related expenses increased $12.0 million to $98.7 million for the three months ended June 30, 2006, from $86.7 million for the three months ended June 30, 2005, and increased as a percentage of revenue to 46.6 percent from 45.0 percent. Payroll and related expenses as a percentage of revenue increased primarily due to the additional payroll expense from the acquisition of RMA.

CRM’s payroll and related expenses increased $16.7 million to $49.2 million for the three months ended June 30, 2006, from $32.5 million for the three months ended June 30, 2005, and increased as a percentage of revenue to 81.9 percent from 74.2 percent. The increase in payroll and related expenses as a percentage of revenue was primarily attributable to the increased expenses associated with implementing new clients in advance of generating the resulting revenue.

Portfolio Management’s payroll and related expenses increased $894,000 to $2.1 million for the three months ended June 30, 2006, from $1.2 million for the three months ended June 30, 2005, and increased as a percentage of revenue to 4.4 percent from 3.7 percent. Portfolio Management outsources all of the collection services to ARM North America and, therefore, has a relatively small fixed payroll cost structure. The increase in payroll and related expenses was principally due to the acquisition of Marlin.

ARM International’s payroll and related expenses increased $1.8 million to $3.9 million for the three months ended June 30, 2006, from $2.1 million for the three months ended June 30, 2005, and increased as a percentage of revenue to 65.3 percent from 64.0 percent. The increase in payroll and related expenses as a percentage of revenue was primarily attributable to additional labor required to work on new placements, as well as additional collection efforts on existing purchased accounts receivable.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $13.2 million to $104.5 million for the three months ended June 30, 2006, from $91.3 million for the three months ended June 30, 2005, but decreased as a percentage of revenue to 35.3 percent from 36.2 percent.

ARM North America’s selling, general and administrative expenses increased $9.1 million to $90.3 million for the three months ended June 30, 2006, from $81.2 million for the three months ended June 30, 2005, and increased as a percentage of revenue to 42.6 percent from 42.2 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to a $1.4 million federal excise tax refund, $478,000 of charges related to the proposed merger and $176,000 of charges related to the integration of RMA acquisition.

Back to Index

CRM’s selling, general and administrative expenses increased $2.6 million to $10.9 million for the three months ended June 30, 2006, from $8.3 million for the three months ended June 30, 2005, but decreased as a percentage of revenue to 18.2 percent from 18.9 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the increased utilization of call center capacity as a result of the continuing implementation of new contracts.

Portfolio Management’s selling, general and administrative expenses increased $9.5 million to $30.5 million for the three months ended June 30, 2006, from $21.0 million for the three months ended June 30, 2005, and increased as a percentage of revenue to 64.1 percent from 63.7 percent. The increase was due primarily to increased servicing fees from ARM North America related to the acquisitions of Marlin and RMA.

ARM International’s selling, general and administrative expenses increased $716,000 to $1.7 million for the three months ended June 30, 2006, from $957,000 for the three months ended June 30, 2005, but decreased slightly as a percentage of revenue to 28.0 percent from 28.9 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the ongoing integration of the RMA acquisition. Partially offsetting this decrease were charges of $154,000 related to the integration of the RMA acquisition.

Restructuring charge. During the three months ended June 30, 2006, we incurred restructuring charges of $1.4 million related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the RMA acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities and severance. We expect to record additional restructuring charges of approximately $2.1 million to $2.6 million during the remainder of 2006, which are expected to be recorded in the ARM North America and ARM International segments.

Depreciation and amortization. Depreciation and amortization increased to $12.9 million for the three months ended June 30, 2006, from $10.9 million for the three months ended June 30, 2005. The increase was attributable to the amortization of the customer relationships acquired in connection with acquisitions in 2005, as well as higher depreciation on additions to property and equipment during the latter half of 2005 and the first half of 2006.

Other income (expense). Interest expense increased to $6.8 million for the three months ended June 30, 2006, from $4.9 million for the three months ended June 30, 2005. The increase was attributable to higher principal balances as a result of borrowings made against the senior credit facility for the acquisitions in September 2005 and Portfolio Management’s additional non-recourse borrowings to purchase accounts receivable, as well as higher interest rates.

Income tax expense. Income tax expense for the three months ended June 30, 2006, decreased to $6.4 million, or 35.9 percent of income before income tax expense, from $8.8 million, or 38.4 percent of income before income tax expense, for the three months ended June 30, 2005. The decrease in the effective tax rate was primarily attributable to the increase in the percentage of earnings from the Portfolio Management division, which has a lower effective tax rate than the other divisions.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

Revenue. Revenue increased $95.2 million, or 18.6 percent, to $608.0 million for the six months ended June 30, 2006, from $512.8 million for the six months ended June 30, 2005.

For the six months ended June 30, 2006, our ARM North America, CRM, Portfolio Management, and ARM International divisions accounted for $440.9 million, $119.4 million, $97.7 million, and $11.5 million of revenue, respectively. Included in ARM North America’s revenue was $61.5 million of intercompany revenue from Portfolio Management and ARM International, which was eliminated upon consolidation, and included in ARM International’s revenue was $95,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation. For the six months ended June 30, 2005, the ARM North America, CRM, Portfolio Management and ARM International divisions accounted for $391.0 million, $91.4 million, $60.8 million and $6.4 million of revenue, respectively. Included in ARM North America’s revenue was $36.6 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in ARM International’s revenue was $152,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation.

Back to Index

ARM North America’s revenue increased $49.9 million, or 12.8 percent, to $440.9 million for the six months ended June 30, 2006, from $391.0 million for the six months ended June 30, 2005. The increase in ARM North America’s revenue was primarily attributable to the acquisition of RMA and an increase in fees from collection services performed for Portfolio Management. Included in the intercompany service fees for the six months ended June 30, 2006 and 2005, was $3.8 million and $1.9 million, respectively, of commissions from the sale of accounts receivable by Portfolio Management.

Revenue for the CRM division increased $28.0 million to $119.4 million for the six months ended June 30, 2006, compared to $91.4 million for the same period a year ago. The increase in CRM’s revenue was primarily due to the continuing implementation of new contracts that began during the second half of 2005 and into 2006. This was offset partially by the previously disclosed loss of business from a telecommunications client resulting from changes in the telecommunications laws in 2004.

Portfolio Management’s revenue increased $36.9 million, or 60.7 percent, to $97.7 million for the six months ended June 30, 2006, from $60.8 million for the six months ended June 30, 2005. The increase primarily represents additional revenue from portfolio assets acquired throughout 2005 and the first half of 2006, including the RMA portfolio and Marlin portfolio acquisitions in September 2005. Portfolio Management’s collections, excluding all portfolio sales, increased $50.7 million, or 59.2 percent, to $136.4 million for the six months ended June 30, 2006, from $85.7 million for the six months ended June 30, 2005. Portfolio Management’s revenue represented 65 percent of collections, excluding all portfolio sales, for the six months ended June 30, 2006 and 2005. The increase in collections was primarily attributable to the acquisitions of the RMA and Marlin portfolios.

In 2005, Portfolio Management began an on-going process to identify and sell certain aged portfolios of accounts receivable that have a low probability of payment on our platform and a low remaining carrying value. For the six months ended June 30, 2006 and 2005, Portfolio Management recorded $9.0 million and $5.3 million, respectively, of revenue in connection with these sales.

ARM International’s revenue increased $5.1 million, or 80.6 percent, to $11.5 million for the six months ended June 30, 2006, from $6.4 million for the six months ended June 30, 2005. The increase in ARM International’s revenue was primarily attributable to the acquisition of the international operations of RMA.

Payroll and related expenses. Payroll and related expenses increased $64.8 million to $315.1 million for the six months ended June 30, 2006, from $250.3 million for the six months ended June 30, 2005, and increased as a percentage of revenue to 51.8 percent from 48.8 percent.

ARM North America’s payroll and related expenses increased $29.3 million to $206.1 million for the six months ended June 30, 2006, from $176.8 million for the six months ended June 30, 2005, and increased as a percentage of revenue to 46.7 percent from 45.2 percent. Payroll and related expenses as a percentage of revenue increased primarily due to the additional payroll expense from the acquisition of RMA.

CRM’s payroll and related expenses increased $30.9 million to $97.7 million for the six months ended June 30, 2006, from $66.8 million for the six months ended June 30, 2005, and increased as a percentage of revenue to 81.8 percent from 73.1 percent. The increase in payroll and related expenses as a percentage of revenue was primarily attributable to the increased expenses associated with implementing new clients in advance of generating the resulting revenue.

Portfolio Management’s payroll and related expenses increased $1.9 million to $4.3 million for the six months ended June 30, 2006, from $2.4 million for the six months ended June 30, 2005, and increased as a percentage of revenue to 4.4 percent from 4.0 percent. Portfolio Management outsources all of the collection services to ARM North America and, therefore, has a relatively small fixed payroll cost structure. The increase in payroll and related expenses was principally due to the acquisition of Marlin.

Back to Index

ARM International’s payroll and related expenses increased $3.1 million to $7.3 million for the six months ended June 30, 2006, from $4.2 million for the six months ended June 30, 2005, but decreased as a percentage of revenue to 63.7 percent from 65.5 percent. The decrease in payroll and related expenses as a percentage of revenue was primarily attributable to the effective management of labor following the restructuring activities in this division.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $28.8 million to $213.2 million for the six months ended June 30, 2006, from $184.4 million for the six months ended June 30, 2005, but decreased as a percentage of revenue to 35.1 percent from 35.9 percent.

ARM North America’s selling, general and administrative expenses increased $20.5 million to $185.0 million for the six months ended June 30, 2006, from $164.5 million for the six months ended June 30, 2005, but decreased as a percentage of revenue to 41.9 percent from 42.1 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the higher revenue base allowing for a better leverage of our infrastructure. The decrease was partially offset by a $1.4 million federal excise tax refund, $906,000 of charges related to the integration of RMA acquisition and $478,000 of charges related to the proposed merger.

CRM’s selling, general and administrative expenses increased $6.3 million to $22.4 million for the six months ended June 30, 2006, from $16.1 million for the six months ended June 30, 2005, and increased as a percentage of revenue to 18.8 percent from 17.6 percent. The increase was primarily attributable to the implementation of new clients in this division. We incur the upfront expenses required to begin working for a new client, such as facilities and telephone expense, in advance of the revenue growth. The increase was partially offset by the increased utilization of call center capacity as a result of the continuing implementation of new contracts.

Portfolio Management’s selling, general and administrative expenses increased $25.2 million to $63.8 million for the six months ended June 30, 2006, from $38.6 million for the six months ended June 30, 2005, and increased as a percentage of revenue to 65.2 percent from 63.5 percent. The increase was due primarily to increased servicing fees from ARM North America related to the acquisitions of Marlin and RMA.

ARM International’s selling, general and administrative expenses increased $1.5 million to $3.4 million for the six months ended June 30, 2006, from $1.9 million for the six months ended June 30, 2005, but decreased as a percentage of revenue to 29.9 percent from 30.5 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the ongoing integration of the RMA acquisition. Partially offsetting this decrease were charges of $449,000 related to the integration of the RMA acquisition.

Restructuring charge. During the six months ended June 30, 2006, we incurred restructuring charges of $5.8 million related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the RMA acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities and severance. We expect to record additional restructuring charges of approximately $2.1 million to $2.6 million during the remainder of 2006, which are expected to be recorded in the ARM North America and ARM International segments.

Depreciation and amortization. Depreciation and amortization increased to $26.1 million for the six months ended June 30, 2006, from $21.7 million for the six months ended June 30, 2005. The increase was attributable to the amortization of the customer relationships acquired in connection with acquisitions in 2005, as well as higher depreciation on additions to property and equipment during the latter half of 2005 and the first half of 2006.

Other income (expense). Interest expense increased to $13.8 million for the six months ended June 30, 2006, from $10.0 million for the six months ended June 30, 2005. The increase was attributable to higher principal balances as a result of borrowings made against the senior credit facility for the acquisitions in September 2005 and Portfolio Management’s additional non-recourse borrowings to purchase accounts receivable, as well as higher interest rates. Other expense for the six months ended June 30, 2005, primarily included a $595,000 write-down of an investment.

Income tax expense. Income tax expense for the six months ended June 30, 2006, decreased to $13.0 million, and decreased as a percentage of income before income tax expense to 36.5 percent from 38.0 percent for the six months ended June 30, 2005. The decrease in the effective tax rate was partially attributable to the increase in the percentage of earnings from the Portfolio Management division and to the losses in the CRM division.

Back to Index

Liquidity and Capital Resources

Historically, our primary sources of cash have been cash flows from operations, bank borrowings, non-recourse borrowings, and equity and debt offerings. Cash has been used for acquisitions, repayments of bank borrowings, purchases of equipment, purchases of accounts receivable, and working capital to support our growth.

We believe that funds generated from operations, together with existing cash and available borrowings under our senior credit facility and non-recourse credit agreement, will be sufficient to finance our current operations, planned capital expenditure requirements, and internal growth at least through the next twelve months. However, we could require additional debt or equity financing if we were to make any significant acquisitions for cash during that period.

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

Cash Flows from Operating Activities. Cash provided by operating activities was $61.0 million for the six months ended June 30, 2006, compared to $57.8 million for the six months ended June 30, 2005. The increase in cash provided by operating activities was primarily attributable to an $8.5 million decrease in accounts receivable compared to an increase of $17.6 million in the prior year. Also contributing to the increase was $18.8 million decrease in deferred revenue from the long-term collection contract during the six months ended June 30, 2005, offset in part by the $10.3 million transfer out of the bonus receivable related to the settlement of the long-term collection contract during the six months ended June 30, 2005. These items were offset in part by an $18.1 million increase in other assets during the six months ended June 30, 2006, compared to a $12.2 million decrease for the same period a year ago, primarily resulting from the subsequent use of a refund of prepaid taxes that was received during the six months ended June 30, 2005. In addition, net income was $20.6 million for the six months ended June 30, 2006, as compared to $29.4 million for the six months ended June 30, 2005.

Cash Flows from Investing Activities. Cash used in investing activities was $6.8 million for the six months ended June 30, 2006, compared to $3.8 million for the six months ended June 30, 2005. The increase was primarily attributable to an increase in the purchases of accounts receivable, offset partially by higher collections applied to purchased accounts receivable. Cash flows from investing activities for the six months ended June 30, 2005 did not include $17.2 million of Portfolio Management’s purchases of large accounts receivable portfolios financed through an agreement we have with a lender. The purchases were non-cash transactions as the lender sent borrowings directly to the seller of the accounts (see note 13 to our Notes to Consolidated Financial Statements). The increase was also attributable to additional purchases of property and equipment. Theses increases were partially offset by the 50 percent minority interest investment of $12.7 million in the non-portfolio assets and liabilities of the Marlin acquisition by our non-recourse lender, and a decrease in the amount of net cash paid for acquisitions and related costs.

Cash Flows from Financing Activities. Cash used in financing activities was $58.7 million for the six months ended June 30, 2006, compared to $59.1 million for the six months ended June 30, 2005. Cash flows from financing activities for the six months ended June 30, 2005 did not include $17.2 million of Portfolio Management’s borrowings under non-recourse debt, used to purchase large accounts receivable portfolios financed through an agreement we have with a lender. These borrowings were non-cash transactions as the lender sent borrowings directly to the seller of the accounts (see note 13 to our Notes to Consolidated Financial Statements). During the six months ended June 30, 2006, we repaid the $125 million of convertible notes with borrowings under our revolving credit agreement.

Back to Index

Senior Credit Facility. In June 2005, we amended and restated our senior credit facility with various participating lenders. The amended and restated senior credit facility is structured as a $300 million revolving credit facility with an option to increase our borrowing capacity to a maximum of $400 million, subject to obtaining commitments for such incremental capacity from existing or new lenders. The senior credit facility requires no minimum principal payments until June 18, 2010, the maturity date. At June 30, 2006, the balance outstanding on the senior credit facility was $250.4 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($4.3 million at June 30, 2006). As of June 30, 2006, we had $45.3 million of remaining availability under the senior credit facility.

Borrowings under the senior credit facility are collateralized by substantially all of our assets. The senior credit facility contains certain financial and other covenants, such as maintaining net worth and funded debt to earnings before interest, taxes, depreciation, and amortization, referred to as EBITDA, requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, and transactions with affiliates. If an event of default, such as failure to comply with covenants or change of control, were to occur under the senior credit facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. As of June 30, 2006, we were in compliance with all required financial covenants and we were not aware of any events of default. On July 13, 2006, we amended t he senior credit facility to allow us to enter into the Merger Agreement (see note 16 to our Notes to Consolidated Financial Statements).

Convertible Notes. We had $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes that were due April 15, 2006 (“the Notes”). The Notes were convertible into NCO common stock at a conversion price of $32.92 per share. Upon maturity, the Company repaid the Notes using borrowings under its senior credit facility.

Non-recourse Credit Facility. On June 30, 2005 Portfolio Management amended and restated its credit facility with a lender and extended its existing exclusivity agreement with such lender through June 30, 2009. The new agreement provides that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement similar to the original agreement, or under various equity sharing arrangements ranging from 25 percent to 50 percent equity provided by the lender. The lender will finance non-equity borrowings at 70 percent of the purchase price, unless otherwise negotiated, with floating interest at a rate equal to LIBOR plus 2.50 percent. As additional return, the lender receives 28 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by Portfolio Management, including interest. These borrowings are non-recourse to us and are due two years from the date of each respective loan. We may terminate the agreement at any time after June 2007, upon the change of control, for a cost of $250,000 for each remaining month under the new agreement. The previous financing arrangement as described below remains in effect for outstanding loans as of June 30, 2005. Total debt outstanding under this facility as of June 30, 2006, was $55.7 million, including $4.6 million of accrued residual interest. As of June 30, 2006, Portfolio Management was in compliance with all of the financial covenants.

Under the prior agreement, Portfolio Management had a four-year financing agreement with the lender that originally was to expire in August 2006, to provide financing for larger purchases of accounts receivable at 90 percent of the purchase price, unless otherwise negotiated. The lender, at its sole discretion, had the right to finance any purchase of $4.0 million or more. This agreement had no minimum or maximum credit authorization. Borrowings carry interest at the prime rate plus 3.25 percent and are non-recourse to us, except for the assets financed through the lender. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and Portfolio Management’s original investment is returned, including interest. Thereafter, the lender is paid a residual of 40 percent of collections, less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement, in addition to other remedies.

As part of the exclusivity agreement described above, Portfolio Management has a joint venture agreement with the lender to purchase larger portfolios through a joint venture, whereby Portfolio Management owns 65 percent and the lender owns 35 percent of the joint venture. Each party finances the joint venture based on predetermined percentages as negotiated for each portfolio purchase. Cash flows from the joint venture are based on the mix of partner loans and equity contributions to the joint venture. The equity share of the new agreement replaces the residual cash flows under the former agreement. The joint venture has been consolidated into our results and a minority interest has been recorded for the lender’s equity ownership. At June 30, 2006, we had $7.9 million of debt outstanding under the joint venture, which is included in the non-recourse credit facility debt outstanding disclosed above.

Back to Index

Contractual Obligations. We have four fixed price agreements, or forward-flows, that obligate us to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. We are obligated to purchase accounts receivable ranging from approximately $115,000 to $720,000 per month that expire between August 2006 and July 2008.

Aditionally, in connection with the Marlin acquisition, we acquired several forward-flows with institutions to purchase medical and utility portfolios of charged-off accounts receivable meeting certain criteria, aggregating approximately $2.2 million per month, that expire between June 2006 and January 2011. The terms of the agreements vary; they can be terminated with either 30 days, 60 days or 90 days written notice.

Post Merger. We expect the pending Merger of the Company to close during the fourth quarter of 2006, subject to receipt of shareholder approval, closing of the debt financing and customary regulatory approvals as well as the satisfaction of other customary closing conditions. Upon closing, there will be significant changes in the Company’s existing capital structure and leverage.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in corporate tax rates, and inflation. We employ risk management strategies that may include the use of derivatives, such as interest rate cap agreements and foreign currency forwards to manage these exposures.

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

Interest Rate Risk. At June 30, 2006, we had $306.1 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. We currently use interest rate cap agreements to limit potential losses from adverse interest rate changes.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations: goodwill, customer relationships, revenue recognition for purchased accounts receivable, allowance for doubtful accounts, notes receivable, income taxes, stock options and derivative financial instruments. These and other critical accounting policies are described in note 2 to these financial statements, and in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and note 2 to our 2005 financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005. During the six months ended June 30, 2006, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies, except for the change in stock options due to our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS 123R on January 1, 2006.

Back to Index

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

Back to Index

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” referred to as FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. At this time, we have not completed our review and assessment of the impact of the adoption of FIN 48.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4.

Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended June 30, 2006.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed, other than the risk that the Company may not be able to complete the proposed merger transaction on the current terms or other acceptable terms, or at all, due to a number of factors, including the failure to obtain approval of its shareholders, regulatory approvals or to satisfy other customary closing conditions. These additional risk factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K. The risks described in the Company’s Annual Report on Form 10-K and the additional risks described above are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None - not applicable

Item 3.	Defaults Upon Senior Securities

None - not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 16, 2006. At the Annual Meeting, the shareholders elected Michael J. Barrist and Leo J. Pound as directors to serve for a term of three years as described below:

	Number of Votes

Name	For	Withhold Authority

Michael J. Barrist	29,228,935	1,085,272
Leo J. Pound	29,448,750	865,457

In addition, the terms of the following directors continued after the Annual Meeting: William C. Dunkelberg, Ph. D., Ronald J. Naples, Eric S. Siegel, and Allen F. Wise.

At the Annual Meeting, the shareholders also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2006 as follows:

For	Against	Abstain	Broker Non-Vote

29,846,778	425,886	41,543	1,992,861

Back to Index

Item 5.	Other Information

None - not applicable

Item 6.	Exhibits
2.1

Agreement and Plan of Merger among Collect Holdings, Inc., Collect Acquisition Corp. and NCO Group, Inc. dated as of July 21, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006).

10.1	Employment Agreement dated April 8, 2005, between the Company and John R. Schwab.
10.2

Third addendum, effective June 30, 2006, to the Employment Agreement dated September 1, 1996, as amended, between the Company and Michael J. Barrist (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2006).

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

Date: August 9, 2006	By:	/s/ Michael J. Barrist

Michael J. Barrist
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: August 9, 2006	By:	/s/ John R. Schwab

John R. Schwab
Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)

Back to Index

Exhibit Index

Exhibit No.	Description

2.1

Agreement and Plan of Merger among Collect Holdings, Inc., Collect Acquisition Corp. and NCO Group, Inc. dated as of July 21, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2006).

10.1	Employment Agreement dated April 8, 2005, between the Company and John R. Schwab.

10.2

Third addendum, effective June 30, 2006, to the Employment Agreement dated September 1, 1996, as amended, between the Company and Michael J. Barrist (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.