Form 10-Q
period 2006-09-30
NCO GROUP INC
filed 2006-11-09
CIK 1022608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006

or

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 8, 2006 was: 32,415,788 shares of common stock, no par value.

Back to Index

NCO GROUP, INC.

INDEX

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (Unaudited)

	Consolidated Balance Sheets - September 30, 2006 and December 31, 2005	1

	Consolidated Statements of Income - Three and nine months ended September 30, 2006 and 2005	2

	Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and 2005	3

	Notes to Consolidated Financial Statements	4

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

Item 4.	CONTROLS AND PROCEDURES	39

PART II – OTHER INFORMATION		40

Item 1.	LEGAL PROCEEDINGS

Item 1A.	RISK FACTORS

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.	OTHER INFORMATION

Item 6.	EXHIBITS

SIGNATURES		42

Back to Index

Part I. Financial Information

Item 1. Financial Statements

NCO GROUP, INC.

Consolidated Balance Sheets

(Amounts in thousands)

	September 30, 2006 (Unaudited)	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$26,586	$23,716
Accounts receivable, trade, net of allowance for doubtful accounts of $9,248 and $8,079, respectively	138,439	143,019
Purchased accounts receivable, current portion, net of allowance for impairment of $5,793 and $1,192, respectively	85,845	102,779
Deferred income taxes	9,414	10,918
Prepaid expenses and other current assets	39,181	42,854

Total current assets	299,465	323,286
Funds held on behalf of clients
Property and equipment, net	136,690	131,370
Other assets:
Goodwill	671,789	668,832
Other intangibles, net of accumulated amortization	36,280	41,695
Purchased accounts receivable, net of current portion	151,216	135,028
Deferred income taxes	5,088	4,737
Other assets	24,278	23,014

Total other assets	888,651	873,306

Total assets	$1,324,806	$1,327,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$37,001	$45,600
Income taxes payable	8,298	4,531
Accounts payable	22,816	12,372
Accrued expenses	53,808	59,167
Accrued compensation and related expenses	29,678	26,120
Deferred revenue, current portion	3,681	3,909

Total current liabilities	155,282	151,699
Funds held on behalf of clients
Long-term liabilities:
Long-term debt, net of current portion	241,973	321,834
Deferred revenue, net of current portion	130	1,078
Deferred income taxes	72,733	57,709
Other long-term liabilities	14,406	17,885
Minority interest	54,508	34,643
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 50,000 shares authorized,
32,404 and 32,176 shares issued and outstanding, respectively	478,822	477,238
Other comprehensive income	18,340	13,892
Deferred compensation	—	(4,658)
Retained earnings	288,612	256,642

Total shareholders’ equity	785,774	743,114

Total liabilities and shareholders’ equity	$1,324,806	$1,327,962

See accompanying notes.

Back to Index

NCO GROUP, INC.

Consolidated Statements of Income

(Unaudited)

(Amounts in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues:
Services	$245,919	$213,709	$755,508	$665,084
Portfolio	42,544	32,615	131,959	88,774
Portfolio sales	13,096	2,830	22,054	8,088

Total revenues	301,559	249,154	909,521	761,946
Operating costs and expenses:
Payroll and related expenses	150,074	126,900	465,124	377,155
Selling, general and administrative expenses	106,182	92,418	319,373	276,768
Restructuring charge	4,349	2,442	10,123	2,442
Depreciation and amortization expense	13,653	11,318	39,768	32,996

Total operating costs and expenses	274,258	233,078	834,388	689,361

Income from operations	27,301	16,076	75,133	72,585
Other income (expense):
Interest and investment income	239	884	1,829	2,344
Interest expense	(8,417)	(5,535)	(22,221)	(15,577)
Other income	853	532	853	30

Total other income (expense)	(7,325)	(4,119)	(19,539)	(13,203)

Income before income tax expense	19,976	11,957	55,594	59,382
Income tax expense	6,671	3,975	19,675	21,993

Income before minority interest	13,305	7,982	35,919	37,389
Minority interest	(1,920)	(361)	(3,949)	(370)

Net income	$11,385	$7,621	$31,970	$37,019

Net income per share:
Basic	$0.35	$0.24	$0.99	$1.15
Diluted	$0.35	$0.24	$0.97	$1.10
Weighted average shares outstanding:
Basic	32,396	32,145	32,328	32,109
Diluted	32,945	32,455	34,175	36,174

See accompanying notes.

Back to Index

NCO GROUP, INC

Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net income	$31,970	$37,019
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation	31,008	26,551
Amortization of intangibles	8,760	6,445
Stock-based compensation	1,666	909
Amortization of deferred training asset	3,962	2,970
Provision for doubtful accounts	2,486	2,523
Allowance and impairment of purchased accounts receivable	4,601	947
Noncash interest	4,471	5,444
Net increase in derivative instruments	(679)	—
Gain on sale of purchased accounts receivable	(22,054)	(8,088)
Loss on disposal of property and equipment	436	—
Changes in non-operating income	—	(358)
Minority interest	3,949	370
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	900
Accounts receivable, trade	2,073	(29)
Deferred income taxes	13,858	17,636
Bonus receivable	—	10,325
Other assets	(12,788)	(3,093)
Accounts payable and accrued expenses	7,855	7,950
Income taxes payable	19,597	(871)
Deferred revenue	(1,176)	(17,532)
Other long-term liabilities	(1,124)	(1,582)

Net cash provided by operating activities	98,871	88,436
Cash flows from investing activities:
Purchases of accounts receivable - see note 13	(75,997)	(25,037)
Collections applied to principal of purchased accounts receivable	66,176	46,867
Proceeds from sales and resales of purchased accounts receivable	29,409	10,495
Purchases of property and equipment	(35,849)	(26,090)
Net distribution from joint venture	—	4,464
Proceeds from notes receivable	887	878
Proceeds from disposal of property, equipment and other net assets	—	—
Investment in subsidiary by minority interest	15,595	32,508
Distributions to minority interest	(1,034)	—
Net cash paid for acquisitions and related costs	(8,022)	(218,563)

Net cash used in investing activities	(8,835)	(174,478)
Cash flows from financing activities:
Repayment of notes payable	(44,542)	(32,343)
Borrowings under notes payable	17,205	35,668
Repayment of borrowings under revolving credit agreement	(122,700)	(40,000)
Borrowings under revolving credit agreement	181,500	135,500
Repayment of convertible notes	(125,000)	—
Payment of fees to acquire debt	(32)	(1,471)
Issuance of common stock	4,054	1,124

Net cash (used in) provided by financing activities	(89,515)	98,478
Effect of exchange rate on cash	2,349	(160)

Net increase in cash and cash equivalents	2,870	12,276
Cash and cash equivalents at beginning of the period	23,716	26,334

Cash and cash equivalents at end of the period	$26,586	$38,610

See accompanying notes.

Back to Index

NCO GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Operations:

NCO Group, Inc. is a holding company and conducts substantially all of its business operations through its subsidiaries (collectively, “the Company” or “NCO”). NCO is a leading global provider of business process outsourcing solutions, primarily focused on accounts receivable management (“ARM”) and customer relationship management (“CRM”). NCO provides services through approximately 90 offices in the United States, Canada, the United Kingdom, India, the Philippines, Australia, the Caribbean, and Panama. The Company provides services to more than 22,000 active clients including many of the Fortune 500, supporting a broad spectrum of industries, including financial services, telecommunications, healthcare, utilities, retail and commercial, transportation/logistics, education, technology and government services. These clients are primarily located throughout the United States, Canada, the United Kingdom, Europe, Australia and Puerto Rico. The Company’s largest client, in terms of revenue, during the nine months ended September 30, 2006 was in the financial services sector and represented 9.2 percent of the Company’s consolidated revenue for the nine months ended September 30, 2006. The Company also purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies, and other consumer-oriented companies.

The Company’s business consists of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International.

2.	Accounting Policies:

Interim Financial Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals, except as otherwise disclosed herein) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company’s business, as well as the announced restructuring plan, operating results for the three-month and nine-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Training Revenue:

In connection with the provisions of certain inbound and outbound CRM services, the Company incurs costs to train its CRM representatives. Training programs relate to both program start-up training in connection with new CRM programs (“Start-up Training”) and on-going training for updates of existing CRM programs (“On-going Training”). The Company bills certain of its customers for the costs incurred under these training programs based on the terms in the contract. Training revenue is integral to the CRM revenue being generated over the course of a contract and cannot be separated as a discrete earning process under SEC Staff Accounting Bulletin No. 104. Start-up Training and On-going Training revenues are initially deferred and recognized over the shorter of the term of the customer contract, or the period to be benefited. Direct costs associated with providing Start-up Training and On-going Training, which consist of salary, benefit and travel costs, are also deferred and amortized over a time period consistent with the deferred training revenue. When a business relationship is terminated with one of the Company’s customers, the unamortized deferred training revenue and unamortized deferred direct costs associated with that customer are immediately recognized. At September 30, 2006, the balance of deferred training revenue was $3.8 million and the balance of deferred training costs was $3.1 million. All other un-reimbursed training costs, such as training due to attrition, are charged to expense as incurred.

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

Goodwill:

Goodwill represents the excess of purchase price over the fair market value of the net assets of the acquired businesses based on their respective fair values at the date of acquisition. Goodwill is tested for impairment each year as of October 1, and as triggering events occur. The goodwill impairment test is performed at the reporting unit level and involves a two-step approach; the first step identifies any potential impairment and the second step measures the amount of impairment, if applicable. The first test for potential impairment uses a fair value based approach, whereby the implied fair value of a reporting unit’s goodwill is compared to its carrying amount; if the fair value is less than the carrying amount, the reporting unit’s goodwill would be considered impaired. Fair value estimates are based upon the discounted value of estimated cash flows. The Company does not believe that goodwill was impaired as of September 30, 2006 (note 8).

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

Back to Index

2.	Accounting Policies (continued):

Stock Options (continued):

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income before income taxes and net income for the three months ended September 30, 2006 were $149,000 and $92,000 lower, respectively, than if it had continued to account for share based compensation under APB 25. The Company’s income before income taxes and net income for the nine months ended September 30, 2006 were $403,000 and $252,000 lower, respectively, as a result of adopting SFAS 123R, which had a minimal impact on basic and diluted earnings per share for the three months ended September 30, 2006 and for the nine months ended September 30, 2006. Also, in connection with the adoption of SFAS 123R, the unearned stock-based compensation balance of $4.7 million was reclassified to common stock as of January 1, 2006.

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

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005

Net income – as reported	$7,621	$37,019
Pro forma compensation cost, net of taxes	595	1,772

Net income – pro forma	$7,026	$35,247

Net income per share – as reported:
Basic	$0.24	$1.15
Diluted	$0.24	$1.10
Net income per share – pro forma:
Basic	$0.22	$1.10
Diluted	$0.22	$1.05

During the three and nine months ended September 30, 2005, compensation expense of $254,000 and $909,000, respectively was recorded for restricted stock units.

On December 29, 2005, the Company accelerated the vesting of outstanding unvested stock options that have an exercise price equal to or greater than $17.25 per share, referred to as Eligible Options. Any shares received upon the exercise of Eligible Options are restricted and may not be sold prior to the date on which the Eligible Options would have been exercisable under the original terms. As a result of the acceleration, options to purchase 944,308 shares of the Company’s common stock became immediately exercisable. All other terms and conditions applicable to the Eligible Options remain unchanged. All terms and conditions of all options that are not Eligible Options remain unchanged. The purpose of the acceleration was to eliminate future compensation expense associated with the Eligible Options of approximately $3.9 million, net of taxes, that would have otherwise been recognized subsequent to the Company’s adoption of SFAS 123R on January 1, 2006.

Back to Index

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

The Company is exposed to foreign currency fluctuations relating to its operations in foreign countries. In order to partially hedge cash flow exposure, the Company periodically enters into forward exchange contracts in order to minimize the impact of currency fluctuations on transactions and cash flows. The Company is exposed to interest rate fluctuations relating to its long-term debt. To manage this interest rate risk, the Company enters into interest rate caps. These contracts are designated as cash flow hedges and recorded at their fair value on the accompanying balance sheets. Changes in the fair value of a cash flow hedge, to the extent that the hedge is effective, are recorded, net of taxes, in other comprehensive income, until earnings are affected by the variability of the hedged cash flows. Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in the statement of income (note 12).

Back to Index

2.	Accounting Policies (continued):

Derivative Financial Instruments (continued):

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

Reclassifications:

Certain amounts for the three and nine months ended September 30, 2005 have been reclassified for comparative purposes.

3.	Restructuring Charges:

In conjunction with the acquisition of Risk Management Alternatives Parent Corp. (“RMA”) (note 4) and streamlining the cost structure of the Company’s legacy operations, the Company recorded total restructuring charges of $19.7 million over the fifteen month period ended September 30, 2006, of which $4.3 million and $10.1 million were recorded during the three and nine months ended September 30, 2006, respectively. These charges primarily related to the elimination of certain redundant facilities and severance costs.

The following presents the activity in the accruals recorded for restructuring charges (amounts in thousands):

	Leases	Severance	Total

Balance at December 31, 2005	$4,325	$1,591	$5,916
Accruals	8,398	1,725	10,123
Cash payments	(5,809)	(1,832)	(7,641)
Leasehold improvement write-off	(302)	—	(302)

Balance at September 30, 2006	$6,612	$1,484	$8,096

4.	Business Combinations:

On July 21, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Collect Holdings, Inc. (“Parent”), an affiliate of One Equity Partners (“OEP”), and Parent’s wholly owned subsidiary, Collect Acquisition Corp. (“Acquisition Corp.”), pursuant to which Acquisition Corp. will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation. Michael J. Barrist, Chairman, President and Chief Executive Officer of the Company, has agreed to contribute a portion of his shares to Parent in exchange for capital stock of Parent and will continue as Chief Executive Officer of the surviving corporation.

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, no par value, of the Company, other than any shares owned by the Company, Parent or Acquisition Corp., will be canceled and will be converted automatically into the right to receive $27.50 in cash, without interest.

The Merger is expected to be completed in the fourth quarter of 2006, subject to closing of the debt financing and the satisfaction of other customary closing conditions. On November 9, 2006, the Company held a special meeting for its shareholders of record on October 13, 2006, at which the shareholders approved the Merger.

Back to Index

4.	Business Combinations (continued):

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

On July 1, 2006, the Company acquired a seventy-five percent controlling interest in Australian Receivables Limited (“ARL”), a provider of ARM services in Australia, for $3.3 million. The Company allocated $1.2 million of the purchase price to the customer relationships and recorded goodwill of $2.5 million in the ARM International segment.

On September 12, 2005, the Company acquired substantially all of the operating assets, including purchased portfolio assets, of RMA, a provider of accounts receivable management services and purchaser of accounts receivable, for $116.1 million in cash and the assumption of certain liabilities. The Company funded the purchase principally with financing from its senior credit facility. The purchase price included approximately $51.0 million for RMA’s purchased portfolio assets, which was funded with $35.7 million of non-recourse financing. In conjunction with the acquisition, on July 7, 2005, RMA and all of its domestic subsidiaries filed for protection under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Northern District of Ohio Eastern Division. The transaction was consummated under Sections 363 and 365 of the U.S. Bankruptcy Code. The Company allocated $17.9 million of the purchase price to the customer relationships and recorded goodwill of $36.9 million, which is deductible for tax purposes. From December 31, 2005, through September 30, 2006, the Company revised its allocation of the fair market value of the acquired assets and liabilities, which resulted in a decrease in goodwill of $617,000. The Company has finalized its purchase accounting related to the RMA acquisition. In connection with the RMA acquisition, the Company recorded restructuring liabilities of $8.7 million under an exit plan the Company began to formulate prior to the acquisition date. These liabilities principally relate to severance costs related to certain redundant personnel who were scheduled to be terminated upon completion of the acquisition. As a result of the acquisition, the Company expects to expand its current customer base, strengthen its relationship with certain existing customers, expand its portfolio base, and reduce the cost of operations through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is an allocation of the purchase price to the RMA assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$116,144
Transaction costs	3,143
Accounts receivable	(24,586)
Purchased accounts receivable	(50,954)
Customer relationships	(17,900)
Property and equipment	(9,976)
Deferred tax asset	(4,851)
Other assets	(1,593)
Accrued expenses and other liabilities	19,434
Accrued acquisition costs	7,828
Foreign currency translation of goodwill	172

Goodwill	$36,861

Back to Index

4.	Business Combinations (continued):

The following presents the activity in the accruals recorded for RMA acquisition related expenses (amounts in thousands):

	Severance	Other	Total

Balance at December 31, 2005	$2,988	$10	$2,998
Cash payments	(2,206)	(2)	(2,208)
Accrual adjustment	(740)	(8)	(748)

Balance at September 30, 2006	$42	$—	$42

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

The Company allocated $5.3 million of the purchase price to the customer relationships and recorded goodwill of $18.4 million, which is deductible for tax purposes. From December 31, 2005, through September 30, 2006, the Company revised its allocation of the fair market value of the acquired assets and liabilities, which resulted in an increase in goodwill of $801,000. This increase was principally due to a deferred purchase payment. The Company’s purchase accounting for this acquisition is finalized. As a result of the acquisition, the Company expects to expand its portfolio base and its presence in the healthcare and utility sectors, and reduce the cost of operations through economies of scale. Therefore, the Company believes the allocation of a portion of the purchase price to goodwill is appropriate. The following is the allocation of the purchase price to the assets acquired and liabilities assumed (amounts in thousands):

Purchase price	$89,929
Purchased accounts receivable	(66,276)
Customer relationships	(5,310)
Other assets	(4,203)
Accrued expenses	4,292

Goodwill	$18,432

Prior to the Marlin acquisition, Portfolio Management had a 50 percent ownership interest in a joint venture, InoVision-MEDCLR NCOP Ventures, LLC (“the Joint Venture”) with IMNV Holdings, LLC (“IMNV”), one of the acquired subsidiaries of Marlin. The Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable. In connection with the Marlin acquisition, the Joint Venture was terminated and the Company’s interest was included in the purchase accounting for the entity.

Back to Index

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

On April 2, 2004, the Company completed the acquisition of RMH Teleservices, Inc. (“RMH”) a provider of CRM services. In connection with the RMH acquisition, the Company originally recorded restructuring liabilities of $36.9 million under an exit plan the Company began to formulate prior to the acquisition date. During the nine months ended September 30, 2006, the Company made payments of $2.0 million, and the balance of liabilities outstanding at September 30, 2006 was $5.1 million. The Company expects to pay the remaining balance through 2012.

The following summarizes the unaudited pro forma results of operations, assuming the RMA acquisition described above occurred as of January 1, 2005. The pro forma information presented does not include the ARL, CMS and Marlin acquisitions because they were not considered significant business combinations. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the consolidated entities (amounts in thousands, except per share data):

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005

Revenue	$288,505	$907,738
Net income	$4,086	$27,077
Earnings per share – basic	$0.13	$0.84
Earnings per share – diluted	$0.13	$0.83
5.	Comprehensive Income:

Comprehensive income consists of net income from operations plus certain changes in assets and liabilities, including the effects of intercompany transactions, that are not included in net income but are reported as a separate component of shareholders’ equity. The Company’s comprehensive income was as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Net income	$11,385	$7,621	$31,970	$37,019
Other comprehensive income (loss):
Foreign currency translation adjustment	(543)	3,553	3,686	1,203
Change in fair value of foreign currency cash flow hedges, net of taxes	(727)	796	3,685	546
Change in fair value of interest rate cap, net of taxes	(111)	—	(36)	—
Net gains on foreign currency cash flow hedges reclassified into earnings, net of taxes	(1,531)	(703)	(2,887)	(505)

Comprehensive income	$8,473	$11,267	$36,418	$38,263

Back to Index

5.	Comprehensive Income (continued):

The foreign currency translation adjustment was attributable to changes in the exchange rates used to translate the financial statements of the Company’s foreign operations into U.S. dollars. During the three months ended September 30, 2006 and 2005, the Company recognized a pre-tax loss of $1.1 million and a pre-tax gain of $1.1 million, respectively, related to the foreign currency cash flow hedges. During the nine months ended September 30, 2006 and 2005, the Company recognized pre-tax gains of $5.8 million and $799,000, respectively, related to the foreign currency cash flow hedges.

6.	Purchased Accounts Receivable:

Portfolio Management, ARM International and the Canadian division of ARM North America purchase defaulted consumer accounts receivable at a discount from the contractual principal balance. As of September 30, 2006, the carrying values of Portfolio Management’s, ARM International’s and ARM North America’s purchased accounts receivable were $229.5 million, $6.8 million and $731,000, respectively. The total outstanding balance due, representing the original undiscounted contractual amount less collections since acquisition, was $39.4 billion and $37.1 billion at September 30, 2006 and December 31, 2005, respectively. The following summarizes the change in the carrying amount of the purchased accounts receivable (amounts in thousands):

	For the Nine Months Ended September 30, 2006	For the Year Ended December 31, 2005

Balance at beginning of period	$237,807	$138,857
Purchases:
Portfolios acquired in business combinations	—	117,230
Cash purchases	75,997	45,743
Non-cash purchases (note 13)	1,025	17,213
Collections	(196,140)	(200,703)
Proceeds from portfolio sales and resales applied to carrying value	(7,355)	(3,723)
Revenue recognized	129,964	131,138
Allowance and impairment	(4,601)	(1,240)
Dissolution of securitization	—	(6,399)
Foreign currency translation adjustment	364	(309)

Balance at end of period	$237,061	$237,807

In the ordinary course of purchasing portfolios of accounts receivable, Portfolio Management may sell accounts from an acquired portfolio shortly after they were purchased. The proceeds from these resales are essentially equal to, and applied against, the carrying value of the accounts. Therefore, there is no gain recorded on these resales. For the three months ended September 30, 2006 and 2005, proceeds from portfolio resales were $1.1 million and $3.1 million, respectively. For the nine months ended September 30, 2006 and 2005, proceeds from portfolio resales were $4.9 million and $2.1 million, respectively.

In 2005, Portfolio Management began an on-going process to identify and sell certain aged and bankruptcy status portfolios of accounts receivable that have a low probability of payment under our collection platform. These portfolios have a low remaining carrying value. Proceeds from sales above the remaining carrying value are recorded as revenue. During the three months ended September 30, 2006 and 2005, Portfolio Management sold portfolios of accounts receivable for $14.6 million and $3.0 million with a carrying value of $1.5 million and $222,000, and recorded revenue of $13.1 million and $2.8 million, respectively. During the nine months ended September 30, 2006 and 2005, Portfolio Management sold portfolios of accounts receivable for $24.7 million and $8.4 million with a carrying value of $2.5 million and $329,000, and recorded revenue of $22.1 million and $8.1 million, respectively.

Back to Index

6.	Purchased Accounts Receivable (continued):

The following table presents the change in the allowance for impairment of purchased accounts receivable accounted for under SOP 03-3 (amounts in thousands):

	For the Nine Months Ended September 30, 2006	For the Year Ended December 31, 2005

Balance at beginning of period	$1,192	$—
Additions	5,056	1,598
Recoveries	(475)	(406)
Foreign currency translation adjustment	20	—

Balance at end of period	$5,793	$1,192

Accretable yield represents the excess of the cash flows expected to be collected during the life of the portfolio over the initial investment in the portfolio. The following presents the change in accretable yield (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Balance at beginning of period	$314,293	$170,554	$288,935	$160,083
Additions	23,512	152,841	84,991	182,580
Accretion recognized as revenue	(41,785)	(32,137)	(129,962)	(87,456)
Reclassifications from non-accretable difference	1,222	5,882	53,081	41,884
Foreign currency translation adjustment	32	(213)	229	(164)

Balance at end of period	$297,274	$296,927	$297,274	$296,927

During the three months ended September 30, 2006 and 2005, the Company purchased accounts receivable with a cost of $18.5 million and $128.5 million, respectively, that had contractually required payments receivable at the date of acquisition of $1.5 billion and $17.4 billion, respectively, and expected cash flows at the date of acquisition of $42.0 million and $281.3 million, respectively. During the nine months ended September 30, 2006 and 2005, the Company purchased accounts receivable with a cost of $76.0 million and $157.8 million, respectively, that had contractually required payments receivable at the date of acquisition of $3.8 billion and $21.2 billion, respectively, and estimated cash flows at the date of acquisition of $161.0 million and $340.4 million, respectively.

7.	Funds Held on Behalf of Clients:

In the course of the Company’s subsidiaries’ regular business activities as a provider of accounts receivable management services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in segregated cash accounts and are generally remitted to clients within 30 days. Funds held on behalf of clients of $60.8 million and $52.3 million at September 30, 2006 and December 31, 2005, respectively, have been shown net of their offsetting liability for financial statement presentation.

Back to Index

8.	Intangible Assets:

Goodwill:

SFAS 142 requires goodwill to be allocated and tested at the reporting unit level. The Company’s reporting units are ARM North America, CRM, Portfolio Management and ARM International, and had the following goodwill (amounts in thousands):

	September 30, 2006	December 31, 2005

ARM North America	$537,683	$539,733
CRM	88,767	89,799
Portfolio Management	34,374	33,572
ARM International	10,965	5,728

Total	$671,789	$668,832

The changes in ARM North America’s and ARM International’s goodwill balances from December 31, 2005 to September 30, 2006, were due principally to the exchange rate used for foreign currency translation, and changes in the allocation of the fair market value of the acquired assets and liabilities related to the RMA acquisition (note 4). ARM International’s goodwill balance also included goodwill resulting from the acquisition of ARL. The change in CRM’s goodwill balance was due principally to a goodwill adjustment related to the RMH acquisition. The change in Portfolio Management’s goodwill balance was due to a deferred purchase payment related to the Marlin acquisition (note 4).

Other Intangible Assets:

Other intangible assets consist primarily of customer relationships. The following represents the other intangible assets (amounts in thousands):

	September 30, 2006		December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$59,032	$23,085	$55,917	$14,614
Other intangible assets	398	65	1,297	905

Total	$59,430	$23,150	$57,214	$15,519

The Company recorded amortization expense for all other intangible assets of $2.9 million and $2.2 million during the three months ended September 30, 2006 and 2005, respectively, and $8.8 million and $6.4 million during the nine months ended September 30, 2006 and 2005, respectively. The following represents the Company’s expected amortization expense from these other intangible assets over the next five years (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense

2006	$11,439
2007	11,203
2008	9,802
2009	6,359
2010	3,780

Back to Index

9.	Long-Term Debt:

Long-term debt consisted of the following (amounts in thousands):

	September 30, 2006	December 31, 2005

Senior credit facility	$229,300	$170,500
Convertible notes	—	125,000
Non-recourse credit facility	48,078	65,995
Other	1,596	5,939
Less current portion	(37,001)	(45,600)

	$241,973	$321,834

Senior Credit Facility:

In June 2005, the Company amended and restated its senior credit facility (“the Credit Facility”) with various participating lenders. The amended and restated Credit Facility is structured as a $300 million revolving credit facility with an option to allow the Company to increase its borrowing capacity to a maximum of $400 million, subject to obtaining commitments for such incremental capacity from existing or new lenders. The Credit Facility requires no minimum principal payments until June 18, 2010, the maturity date. At September 30, 2006, the balance outstanding on the Credit Facility was $229.3 million. The availability of the Credit Facility is reduced by any unused letters of credit ($5.1 million at September 30, 2006). As of September 30, 2006, the Company had $65.6 million of remaining availability under the Credit Facility.

All borrowings bear interest at a rate equal to either, at the option of the Company, the prime rate (8.25 percent at September 30, 2006) or LIBOR (5.32 percent at September 30, 2006) plus a margin of 0.75 percent to 1.50 percent, which is determined quarterly based upon the Company’s consolidated funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio. The Company is charged a fee on the unused portion of the Credit Facility of 0.20 percent to 0.30 percent depending on the Company’s consolidated funded debt to EBITDA ratio. The effective interest rate on the Credit Facility was approximately 6.24 percent and 4.94 percent for the three months ended September 30, 2006 and 2005, respectively, and 5.92 percent and 4.85 percent for the nine months ended September 30, 2006 and 2005, respectively.

Borrowings under the Credit Facility are collateralized by substantially all the assets of the Company. The Credit Facility contains certain financial and other covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets and transactions with affiliates. If an event of default, such as failure to comply with covenants, or change of control, were to occur under the Credit Facility, the lenders would be entitled to declare all amounts outstanding immediately due and payable and foreclose on the pledged assets. As of September 30, 2006, the Company was in compliance with all required financial covenants and the Company was not aware of any events of default. On July 13, 2006, the Company amended the Credit Facility to allow it to enter into the Merger Agreement (note 4).

Convertible Notes:

The Company had $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes that were due April 15, 2006 (“the Notes”). The Notes were convertible into NCO common stock at a conversion price of $32.92 per share. Upon maturity, the Company repaid the Notes using borrowings under its senior credit facility.

Back to Index

9.	Long-Term Debt (continued):

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

Under the prior agreement, if the lender chose to participate in the financing of a portfolio of accounts receivable, the financing was at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate (8.25 percent at September 30, 2006) plus 3.25 percent. Each borrowing is due two years after the loan was made. Debt service payments equal collections less servicing fees and interest expense. As additional return, the lender receives 40 percent of the residual cash flow on loans made pursuant to the prior agreement, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by Portfolio Management, including interest.

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

Total debt outstanding under this facility was $48.1 million and $66.0 million as of September 30, 2006 and December 31, 2005, respectively, which included $6.4 million and $5.6 million, respectively, of accrued residual interest. The effective interest rate on these loans, including the residual interest component, was approximately 24.1 percent and 20.7 percent for the three months ended September 30, 2006 and 2005, respectively, and 30.5 percent and 22.0 percent for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, Portfolio Management was in compliance with all required covenants.

As noted above, upon full satisfaction of the notes payable and the return of the initial investment by Portfolio Management, including interest, as it relates to each purchase of accounts receivable under the agreements, the Company is obligated to pay the lender a contingent payment amount equal to its residual interest in the collections received, typically ranging from 28 percent to 40 percent, net of servicing fees and other related charges. The contingent payment has been accounted for as an embedded derivative in accordance with SFAS 133. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At September 30, 2006 and December 31, 2005, the estimated fair value of the embedded derivative was $6.4 million and $5.6 million, respectively. The embedded derivative for each portfolio purchase is subject to market rate revaluation each period. Absent a readily available market for such embedded derivatives, the Company bases its revaluation on similar current period portfolio purchases’ underlying yields. During the three months ended September 30, 2006, a decrease of $134,000 was recorded in “other income” on the statement of income to reflect the revaluation of the embedded derivatives. During the nine months ended September 30, 2006, an increase of $162,000 was recorded in “other income” on the statement of income to reflect the revaluation of the embedded derivatives.

Back to Index

9.	Long-Term Debt (continued):

Non-recourse Credit Facility (continued):

As part of the exclusivity agreement described above, Portfolio Management has a joint venture agreement (“the Agreement”) with the lender of the non-recourse credit facility, whereby Portfolio Management owns 65 percent of the joint venture and is the managing member, and the lender owns the remaining 35 percent interest. Each party will finance the joint venture based on predetermined percentages as negotiated for each portfolio purchase. Cash flows from the joint venture are based on the mix of partner loans and equity contributions to the joint venture. The equity share of the new agreement replaces the residual cash flows under the former agreement. The Agreement was established to purchase accounts receivable at the discretion of Portfolio Management, and the joint venture is consolidated into the Company’s results of operations with a minority interest representing the lender’s equity ownership. At September 30, 2006 and December 31, 2005, the Company had $7.6 million and $5.8 million, respectively, of debt outstanding under the joint venture, which is included in the non-recourse credit facility debt outstanding disclosed above.

10.	Earnings Per Share:

Basic earnings per share (“EPS”) was computed by dividing the net income for the three and nine months ended September 30, 2006 and 2005, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the adjusted net income for the three and nine months ended September 30, 2006 and 2005, by the weighted average number of common shares outstanding plus all common share equivalents. Net income is adjusted to add back interest expense on the convertible debt, net of taxes, if the convertible debt is dilutive. The interest expense on the convertible debt, net of taxes, included in the diluted EPS calculation was $922,000 for the three months ended September 30, 2005, and $1.7 million and $2.8 million for the nine months ended September 30, 2006 and 2005, respectively. Outstanding options, warrants, and convertible securities have been utilized in calculating diluted amounts only when their effect would be dilutive. The convertible debt matured on April 15, 2006 (note 9).

The reconciliation of basic to diluted weighted average shares outstanding was as follows (amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Basic	32,396	32,145	32,328	32,109
Dilutive effect of:
Convertible debt	—	—	1,474	3,797
Options and restricted stock units	512	207	348	166
Warrants	37	103	25	102

Diluted	32,945	32,455	34,175	36,174

11.	Stock-based Compensation:

Stock Options:

The Company maintains stock option plans and an equity incentive plan for certain employees under which fixed price stock options may be granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant (collectively, the “NCO Option Plans”). Under the NCO Option Plans, approximately 5.2 million shares of the Company’s common stock are reserved for issuance upon the exercise of options, including those outstanding at September 30, 2006. Option terms are generally 10 years, with options generally becoming exercisable ratably over three years, or one year for outside directors, from the date of grant.

Back to Index

11.	Stock-based Compensation (continued):

Stock Options (continued):

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility is based on a blend of implied and historical volatility of the Company’s common stock. The Company uses historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the date of grant. There were no options granted during the three months ended September 30, 2006. The fair value of each common stock option granted was estimated using the following weighted-average assumptions:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30,

		2006	2005

Risk-free interest rate	3.8%	4.5%	3.5%
Expected life in years	5.4	5.4	5.4
Volatility factor	37.6%	37.4%	37.2%
Dividend yield	None	None	None

The following summarizes the activity of the NCO Option Plans for the nine months ended September 30, 2006 (amounts in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2006	4,387	$23.65
Granted	294	17.27
Exercised	(216)	18.38
Forfeited	(68)	19.91
Expired	(40)	24.35

Outstanding at September 30, 2006	4,357	$23.49	5.0 years	$17,749

Vested or expected to vest at September 30, 2006	4,313	$23.55	5.0 years	$17,355

Exercisable at September 30, 2006	4,087	$23.90	4.8 years	$15,340

The weighted-average fair value at date of grant of a common stock option granted under the Company’s option plans during the three months ended September 30, 2005 was $7.40, and during the nine months ended September 30, 2006 and 2005 was $7.20 and $7.74, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised during the three and nine months ended September 30, 2006 was $109,000 and $1.3 million, respectively. There was no excess cash tax benefit classified as a financing cash inflow for the nine months ended September 30, 2006.

Cash received from option exercises under all share-based payment arrangements for the three months ended September 30, 2006 was $316,000 and for the nine months ended September 30, 2006 was $4.0 million. The actual tax benefit recognized for the tax deductions from option exercises under all share-based payment arrangements for the three months ended September 30, 2006 and 2005 were $124,000 and $74,000, respectively; and for the nine months ended September 30, 2006 and 2005 were $508,000 and $107,000, respectively.

Compensation expense recognized related to stock option awards for the three and nine months ended September 30, 2006 was $149,000 and $403,000, respectively.

Back to Index

11.	Stock-based Compensation (continued):

Stock Options (continued):

At September 30, 2006, there was approximately $1.4 million of total unrecognized pre-tax compensation cost related to non-vested stock options, assuming an annual forfeiture rate of 5.1 percent. This cost is expected to be recognized straight-line over a weighted-average period of approximately three years.

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

The following summarizes the activity of the Restricted Stock Plan for the nine months ended September 30, 2006 (shares in thousands):

	Number of Non-vested Share Unit Awards	Weighted Average Grant Date Fair Value

Unvested awards at January 1, 2006	278	$21.34
Granted	17	25.69
Awards vested	(16)	19.50
Forfeited	—	—

Unvested awards at September 30, 2006	279	$21.71

Compensation expense recognized related to restricted share unit awards for the three months ended September 30, 2006 and 2005 was $451,000 and $254,000, respectively and for the nine months ended September 30, 2006 and 2005 was $1.4 million and $909,000, respectively.

At September 30, 2006, there was $3.7 million of total unrecognized pre-tax compensation cost related to non-vested restricted share unit awards. This cost is expected to be recognized straight-line over a weighted-average period of approximately three years.

12.	Derivative Financial Instruments:

The Company enters into forward exchange contracts to minimize the impact of currency fluctuations on transactions and cash flows. These transactions are designated as cash flow hedges. The Company had forward exchange contracts for the purchase of $171.7 million of Canadian dollars outstanding at September 30, 2006, which mature throughout the remainder of 2006 and 2007. For the three and nine months ended September 30, 2006, the Company recorded in other comprehensive income net losses of $727,000 and net gains of $3.7 million, respectively, and net gains of $1.5 million and $2.9 million, respectively, were reclassified into earnings, including net gains of $427,000 which represented the ineffectiveness of certain cash flow hedges. The impact of the settlement of the Company’s cash flow hedges was recorded in “payroll and related expenses,” “selling, general and administrative expenses” and “other income” in the statement of income. At September 30, 2006, the fair market value of all outstanding cash flow hedges was $2.4 million, which is included in “other assets.” All of the accumulated income and loss in other comprehensive income related to cash flow hedges at September 30, 2006, is expected to be reclassified into earnings within the next 12 months.

Back to Index

12.	Derivative Financial Instruments (continued):

The Company’s non-recourse credit facility relating to purchased accounts receivable contains contingent payments that are accounted for as embedded derivatives. The contingent payments are up to 40 percent of collections received after principal and interest, unless otherwise negotiated, net of servicing fees and other related charges. At issuance, the loan proceeds received were allocated to the note payable and the embedded derivative. The resulting original issue discount on the note payable is amortized to interest expense through maturity using the effective interest method. At September 30, 2006 and December 31, 2005, the estimated fair value of the embedded derivative was $6.4 million and $5.6 million, respectively. The embedded derivative for each portfolio purchase is subject to market rate revaluation each period. Absent a readily available market for such embedded derivatives, the Company bases its revaluation on similar current period portfolio purchases’ underlying yields. During the three months ended September 30, 2006, a decrease of $134,000 was recorded in “other income” on the statement of income to reflect the revaluation of the embedded derivatives. During the nine months ended September 30, 2006, an increase of $162,000 was recorded in “other income” on the statement of income to reflect the revaluation of the embedded derivatives.

The Company enters into interest rate cap contracts to minimize the impact of LIBOR fluctuations on transactions and cash flows. These transactions are designated as cash flow hedges. The Company had interest rate caps covering a notional amount of $130.0 million at September 30, 2006, with a weighted average LIBOR cap rate of 6.00 percent. The aggregate notional amount of the interest rate caps is subject to quarterly reductions that will reduce the notional amount to $100.0 million after two years, where it will remain until maturity on January 6, 2009. For the three and nine months ended September 30, 2006, the Company recorded $20,000 and $59,000, respectively, of interest expense from the amortization of the original cost the interest rate caps. The interest rate caps are adjusted to their fair market value each period and the difference, if any, is recorded on the balance sheet in “other comprehensive income.” For the three and nine months ended September 30, 2006, the Company recorded reductions of $111,000 and $36,000, net of taxes, respectively, in “other comprehensive income” for the changes in the fair market value of the interest rate caps. As of September 30, 2006, the fair market value of all outstanding interest rate caps was $123,000, which is included in “other assets.”

13.	Supplemental Cash Flow Information:

The following are supplemental disclosures of cash flow information (amounts in thousands):

	For the Nine Months Ended September 30,

	2006	2005

Non-cash investing and financing activities:
Fair value of assets acquired	$4,911	$259,725
Liabilities assumed from acquisitions	1,615	47,445
Non-recourse borrowings to purchase accounts receivable	1,025	17,213
Contribution of note receivable for acquisition	—	5,154
Elimination of equity investment in connection with acquisition	—	2,780
Adjustment to RMH acquisition accrual	2,423	3,517
Adjustment to RMA acquisition accrual	1,531	—
Disposal of fixed assets	1,336	1,128
Deferred compensation from restricted stock units	—	321

Back to Index

14.	Commitments and Contingencies:

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

$102,180

The Company incurred $14.0 million and $11.5 million of expense in connection with these purchase commitments for the three months ended September 30, 2006 and 2005, respectively, and $46.2 million and $35.0 million for the nine months ended September 30, 2006 and 2005, respectively.

Forward-Flow Agreements:

As of September 30, 2006, the Company had four fixed price agreements, or forward-flows, that obligate the Company to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. The Company is obligated to purchase accounts receivable ranging from approximately $115,000 to $710,000 per month that expire between October 2006 and August 2008.

Additionally, in connection with the Marlin acquisition, the Company acquired several forward-flows with institutions to purchase medical and utility portfolios of charged-off accounts receivable meeting certain criteria, aggregating approximately $2.0 million per month, that expire between October 2006 and September 2011. The terms of the agreements vary; they can be terminated with either 30 days, 60 days or 90 days written notice.

Litigation and Investigations:

In 2004, the Company received notice of a proposed reassessment from a foreign taxing authority relating to certain matters occurring from 1998 through 2001 regarding one of our subsidiaries. In September 2006, the Company received the formal notice of reassessment in the amount of $15.9 million including interest and penalties. The Company maintains a reserve that it believes is adequate to address its exposure to this matter and plans to contest the reassessment.

The Company is party, from time to time, to various legal proceedings, regulatory investigations and tax examinations incidental to its business. The Company continually monitors these legal proceedings, regulatory investigations and tax examinations to determine the impact and any required accruals.

Back to Index

15.	Segment Reporting:

As of September 30, 2006, the Company’s business consisted of four operating divisions: ARM North America, CRM, Portfolio Management and ARM International, each of which constitutes a segment for financial reporting purposes. The accounting policies of the segments are the same as those described in note 2, “Accounting Policies.”

ARM North America provides accounts receivable management services to consumer and commercial accounts for all market sectors including financial services, healthcare, retail and commercial, telecommunications, utilities, education, and government. ARM North America serves clients of all sizes in local, regional, and national markets in the United States and Canada. In addition to traditional accounts receivable collections, these services include developing the client relationship beyond bad debt recovery and delinquency management, and delivering cost-effective accounts receivable solutions to all market sectors. The Company’s acquisition of the operating assets of RMA located in North America was included in the ARM North America segment. ARM North America had total assets, net of any intercompany balances, of $808.1 million and $826.2 million at September 30, 2006 and December 31, 2005, respectively. ARM North America had capital expenditures of $23.3 million and $18.3 million for the nine months ended September 30, 2006 and 2005, respectively. ARM North America also provides accounts receivable management services to Portfolio Management. ARM North America recorded revenue of $29.8 million and $21.2 million for these services for the three months ended September 30, 2006 and 2005, respectively, and $91.0 million and $57.8 million for the nine months ended September 30, 2006 and 2005, respectively. Included in ARM North America’s intercompany revenue was $5.4 million and $1.1 million of commissions from the sale of portfolios by Portfolio Management for the three months ended September 30, 2006 and 2005, respectively, and $9.1 million and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively. Beginning in the second quarter of 2006, ARM North America provided accounts receivable management services to ARM International and recorded revenue of $704,000 and $971,000 for the three and nine months ended September 30, 2006, respectively.

The CRM division provides customer relationship management services to clients in the United States and Canada through offices in the United States, Canada, the Philippines, Panama and the Caribbean. CRM had total assets, net of any intercompany balances, of $208.3 million and $201.7 million at September 30, 2006 and December 31, 2005, respectively. CRM had capital expenditures of $11.0 million and $7.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Portfolio Management purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, utilities, healthcare companies and other consumer oriented companies. The Company’s acquisition of the purchased portfolio assets of RMA and the acquisition of Marlin was included in the Portfolio Management segment. Portfolio Management had total assets, net of any intercompany balances, of $281.4 million and $283.7 million at September 30, 2006 and December 31, 2005, respectively.

ARM International provides accounts receivable management services across the United Kingdom. The Company’s acquisition of the operating assets of RMA located in the United Kingdom was included in the ARM International segment. ARM International had total assets, net of any intercompany balances, of $27.0 million and $16.4 million at September 30, 2006 and December 31, 2005, respectively. ARM International had capital expenditures of $1.5 million and $255,000 for the nine months ended September 30, 2006 and 2005, respectively. ARM International also provides accounts receivable management services to Portfolio Management. ARM International recorded revenue of $45,000 and $71,000 for these services for the three months ended September 30, 2006 and 2005, respectively, and $140,000 and $223,000 for these services for the nine months ended September 30, 2006 and 2005, respectively.

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

	For the Three Months Ended September 30, 2006 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	Restructuring Charge	EBITDA

ARM North America	$205,664	$93,323	$88,205	$4,150	$19,986
CRM	62,814	50,306	11,108	199	1,201
Portfolio Management	55,275	2,086	34,114	—	19,075
ARM International	8,378	5,063	2,623	—	692
Eliminations	(30,572)	(704)	(29,868)	—	—

Total	$301,559	$150,074	$106,182	$4,349	$40,954

	For the Three Months Ended September 30, 2005 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	Restructuring Charge	EBITDA

ARM North America	$186,822	$88,112	$80,916	$2,442	$15,352
CRM	44,926	35,159	9,188	—	579
Portfolio Management	35,123	1,460	22,465	—	11,198
ARM International	3,513	2,169	1,079	—	265
Eliminations	(21,230)	—	(21,230)	—	—

Total	$249,154	$126,900	$92,418	$2,442	$27,394

	For the Nine Months Ended September 30, 2006 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	Restructuring Charge	EBITDA

ARM North America	$646,557	$299,381	$273,103	$8,917	$65,156
CRM	182,221	147,979	33,499	468	275
Portfolio Management	153,015	6,349	97,887	—	48,779
ARM International	19,881	12,386	6,066	738	691
Eliminations	(92,153)	(971)	(91,182)	—	—

Total	$909,521	$465,124	$319,373	$10,123	$114,901

Back to Index

15.	Segment Reporting (continued):

	For the Nine Months Ended September 30, 2005 (amounts in thousands)

	Revenue	Payroll and Related Expenses	Selling, General and Admin. Expenses	Restructuring Charge	EBITDA

ARM North America	$577,775	$264,958	$245,370	$2,442	$65,005
CRM	136,330	101,980	25,283	—	9,067
Portfolio Management	95,941	3,873	61,077	—	30,991
ARM International	9,883	6,344	3,021	—	518
Eliminations	(57,983)	—	(57,983)	—	—

Total	$761,946	$377,155	$276,768	$2,442	$105,581

Back to Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q, other than historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations there under), which are intended to be covered by the safe harbors created thereby. Forward-looking statements include, without limitation, statements as to the Company’s expected future results of operations, the Company’s growth strategy, fluctuations in quarterly operating results, the integration of acquisitions, the restructuring charges, the final outcome of the Company’s litigation with its former landlord, the effects of terrorist attacks, war and the economy on the Company’s business, expected increases in operating efficiencies, anticipated trends in the business process outsourcing industry, referred to as BPO, estimates of future cash flows and allowances for impairments of purchased accounts receivable, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of legal proceedings, regulatory investigations and tax examinations, the effects of changes in accounting pronouncements, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “should,” “guidance,” “potential,” “continue,” “project,” “forecast,” “confident,” and similar expressions are typically used to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this report, certain risks, uncertainties and other factors, including, without limitation, the risk that the Company will not be able to achieve expected future results of operations, the risk that the Company will not be able to implement its growth strategy as and when planned, risks associated with growth and acquisitions, including the acquisition of the assets of Risk Management Alternatives Parent Corp., referred to as RMA, and all of RMA’s subsidiaries, and the acquisition of subsidiaries from Marlin Integrated Capital Holding Corporation, referred to as Marlin, the risk that the Company will not be able to realize operating efficiencies in the integration of its acquisitions, fluctuations in quarterly operating results, risks related to the timing of contracts, risks related to purchased accounts receivable, risks related to possible impairment of goodwill and other intangible assets, risks related to union organizing efforts at the Company’s facilities, risks associated with technology, risks related to the implementation of the Company’s Enterprise Resource Planning system, referred to as ERP, risks related to the final outcome of the Company’s litigation with its former landlord, risks related to the Company’s litigation, regulatory investigations and tax examinations, risks related to past or possible future terrorist attacks, risks related to the threat or outbreak of war or hostilities, risks related to the domestic and international economies, the risk that the Company will not be able to improve margins, risks related to the Company’s international operations, risks related to the availability of qualified employees, particularly in new or more cost-effective locations, risks related to currency fluctuations, risks related to reliance on independent telecommunications service providers, risks related to changes in government regulations affecting the teleservices and telecommunications industries, risks related to competition from other outside providers of BPO services and the in-house operations of existing and potential clients, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements. The Company may not be able to complete the proposed merger transaction on the current terms or other acceptable terms, or at all, due to a number of factors, including the failure to complete the debt financing or failure to satisfy other customary closing conditions.

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

On July 21, 2006, we entered into an Agreement and Plan of Merger, referred to as the Merger Agreement, with Collect Holdings, Inc., referred to as Parent, an affiliate of One Equity Partners, referred to as OEP, and Parent’s wholly-owned subsidiary, Collect Acquisition Corp., referred to as Acquisition Corp., pursuant to which Acquisition Corp. will merge with and into the Company, referred to as the Merger, with the Company continuing as the surviving corporation. Michael J. Barrist, Chairman, our President and Chief Executive Officer, has agreed to contribute a portion of his shares of our common stock to Parent in exchange for capital stock of Parent and will continue as Chief Executive Officer of the surviving corporation.

Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock, no par value, other than any shares owned by the Company, Parent or Acquisition Corp., will be canceled and will be converted automatically into the right to receive $27.50 in cash, without interest.

The Merger is expected to be completed in the fourth quarter of 2006, subject to closing of the debt financing and the satisfaction of other customary closing conditions.

On July 1, 2006, the Company acquired a seventy-five percent controlling interest in Australian Receivables Limited, referred to as ARL, a provider of ARM services in Australia, for $3.3 million.

In conjunction with the acquisition of Risk Management Alternatives Parent Corp., referred to as RMA, and streamlining the cost structure of our legacy operations, we recorded restructuring charges of $10.1 million during the nine months ended September 30, 2006. These charges primarily related to the elimination of certain redundant facilities and severance costs.

On September 12, 2005, we acquired substantially all of the operating assets, including purchased portfolio assets, of RMA, a provider of accounts receivable management services and purchaser of accounts receivable, for $116.1 million in cash and the assumption of certain liabilities. We funded the purchase principally with financing from our senior credit facility. The purchase price included approximately $51.0 million for RMA’s purchased portfolio assets, which was funded with $35.7 million of non-recourse financing. The transaction was consummated under Sections 363 and 365 of the U.S. Bankruptcy Code.

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

We adopted SFAS 123R using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption. Compensation expense recognized related to stock options for the three and nine months ended September 30, 2006 was $149,000 and $403,000, respectively. At September 30, 2006, there was $1.4 million of total unrecognized pre-tax compensation cost related to non-vested stock options, which is expected to be recognized straight-line over a weighted-average period of approximately three years.

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

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005

Revenue. Revenue increased $52.4 million, or 21.0 percent, to $301.6 million for the three months ended September 30, 2006, from $249.2 million for the three months ended September 30, 2005.

Our operations are organized into four market specific divisions that include: ARM North America, CRM, Portfolio Management, and ARM International. For the three months ended September 30, 2006, these divisions accounted for $205.7 million, $62.8 million, $55.3 million, and $8.4 million of revenue, respectively. Included in ARM North America’s revenue was $30.5 million of intercompany revenue from Portfolio Management and ARM International, which was eliminated upon consolidation, and included in ARM International’s revenue was $45,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation. For the three months ended September 30, 2005, the ARM North America, CRM, Portfolio Management and ARM International divisions accounted for $186.8 million, $44.9 million, $35.1 million and $3.5 million of revenue, respectively. Included in ARM North America’s revenue was $21.2 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in ARM International’s revenue was $71,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation.

ARM North America’s revenue increased $18.9 million, or 10.1 percent, to $205.7 million for the three months ended September 30, 2006, from $186.8 million for the three months ended September 30, 2005. The increase in ARM North America’s revenue was primarily attributable to the acquisition of RMA, which was completed on September 12, 2005, and an $8.7 million increase in fees from collection services performed for Portfolio Management, which is eliminated in consolidation. Included in the intercompany service fees for the three months ended September 30, 2006 and 2005, was $5.4 million and $1.1 million, respectively, of commissions from the sale of accounts receivable by Portfolio Management.

Revenue for the CRM division increased $17.9 million, or 39.9 percent, to $62.8 million for the three months ended September 30, 2006, from $44.9 million for the three months ended September 30, 2005. The increase in CRM’s revenue was primarily due to the continuing implementation of new contracts during the end of 2005 and during 2006. This was offset partially by the loss of business during 2006 from a telecommunications client resulting from changes in the telecommunications laws in 2004.

Back to Index

Portfolio Management’s revenue increased $20.2 million, or 57.5 percent, to $55.3 million for the three months ended September 30, 2006, from $35.1 million for the three months ended September 30, 2005. The increase primarily represents additional revenue from portfolio assets acquired throughout 2005 and 2006, including the RMA portfolio and Marlin portfolio acquisitions in September 2005, as well as higher revenue from the sale of accounts receivable. Portfolio Management’s collections, excluding all portfolio sales, increased $11.1 million, or 23.6 percent, to $58.1 million for the three months ended September 30, 2006, from $47.0 million for the three months ended September 30, 2005. Portfolio Management’s revenue represented 72.6 percent of collections, excluding all portfolio sales for the three months ended September 30, 2006, as compared to 68.7 percent of collections, excluding all portfolio sales for the three months ended September 30, 2005. The increase in collections was primarily attributable to the acquisitions of the RMA and Marlin portfolios.

In 2005, Portfolio Management began an on-going process to identify and sell certain aged portfolios of accounts receivable that have a low probability of payment on our platform and a low remaining carrying value. For the three months ended September 30, 2006 and 2005, Portfolio Management recorded $13.1 million and $2.8 million, respectively, of revenue in connection with these sales.

ARM International’s revenue increased $4.9 million, or 138.5 percent, to $8.4 million for the three months ended September 30, 2006, from $3.5 million for the three months ended September 30, 2005. The increase in ARM International’s revenue was primarily attributable to the acquisition of the international operations of RMA and the acquisition of ARL.

Payroll and related expenses. Payroll and related expenses increased $23.2 million to $150.1 million for the three months ended September 30, 2006, from $126.9 million for the three months ended September 30, 2005, but decreased as a percentage of revenue to 49.8 percent from 50.9 percent.

ARM North America’s payroll and related expenses increased $5.2 million to $93.3 million for the three months ended September 30, 2006, from $88.1 million for the three months ended September 30, 2005, but decreased as a percentage of revenue to 45.4 percent from 47.2 percent. Payroll and related expenses as a percentage of revenue decreased primarily due to the effective management of labor in this division. Included in ARM North America’s payroll and related expenses for the three months ended September 30, 2005, were charges of $164,000 related to Hurricane Katrina.

CRM’s payroll and related expenses increased $15.1 million to $50.3 million for the three months ended September 30, 2006, from $35.2 million for the three months ended September 30, 2005, and increased as a percentage of revenue to 80.1 percent from 78.3 percent. The increase in payroll and related expenses as a percentage of revenue was primarily attributable to the increased expenses associated with implementing new clients in advance of generating the resulting revenue.

Portfolio Management’s payroll and related expenses increased $626,000 to $2.1 million for the three months ended September 30, 2006, from $1.5 million for the three months ended September 30, 2005, but decreased as a percentage of revenue to 3.8 percent from 4.2 percent. Portfolio Management outsources all of the collection services to ARM North America and, therefore, has a relatively small fixed payroll cost structure. The increase in payroll and related expenses was principally due to the acquisition of Marlin.

ARM International’s payroll and related expenses increased $2.9 million to $5.1 million for the three months ended September 30, 2006, from $2.2 million for the three months ended September 30, 2005, but decreased as a percentage of revenue to 60.4 percent from 61.7 percent. The decrease in payroll and related expenses as a percentage of revenue was primarily attributable to the effective management of labor following the restructuring activities in this division.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $13.8 million to $106.2 million for the three months ended September 30, 2006, from $92.4 million for the three months ended September 30, 2005, but decreased as a percentage of revenue to 35.2 percent from 37.1 percent.

Back to Index

ARM North America’s selling, general and administrative expenses increased $7.3 million to $88.2 million for the three months ended September 30, 2006, from $80.9 million for the three months ended September 30, 2005, but decreased as a percentage of revenue to 42.9 percent from 43.3 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the higher revenue base allowing for a better leverage of our infrastructure. Included in ARM North America’s selling, general and administrative expenses for the three months ended September 30, 2006, were $1.3 million of charges related to the proposed Merger and $185,000 of charges related to the integration of RMA acquisition. Included in ARM North America’s selling, general and administrative expenses for the three months ended September 30, 2005, were $591,000 of charges related to the integration of RMA acquisition and $306,000 of charges related to Hurricane Katrina.

CRM’s selling, general and administrative expenses increased $1.9 million to $11.1 million for the three months ended September 30, 2006, from $9.2 million for the three months ended September 30, 2005, but decreased as a percentage of revenue to 17.7 percent from 20.5 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the increased utilization of call center capacity as a result of the continuing implementation of new contracts.

Portfolio Management’s selling, general and administrative expenses increased $11.6 million to $34.1 million for the three months ended September 30, 2006, from $22.5 million for the three months ended September 30, 2005, but decreased as a percentage of revenue to 61.7 percent from 64.0 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the increased revenue base during the three months ended September 30, 2006.

ARM International’s selling, general and administrative expenses increased $1.5 million to $2.6 million for the three months ended September 30, 2006, from $1.1 million for the three months ended September 30, 2005, and increased as a percentage of revenue to 31.3 percent from 30.7 percent. The increase in selling, general and administrative expenses as a percentage of revenue was primarily attributable to charges of $196,000 related to the integration of the RMA acquisition.

Restructuring charge. During the three months ended September 30, 2006, we incurred restructuring charges of $4.3 million related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the RMA acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities and severance.

Depreciation and amortization. Depreciation and amortization increased to $13.7 million for the three months ended September 30, 2006, from $11.3 million for the three months ended September 30, 2005. The increase was attributable to the amortization of the customer relationships acquired in connection with acquisitions in 2005, as well as higher depreciation on additions to property and equipment during the end of 2005 and during 2006.

Other income (expense). Interest expense increased to $8.4 million for the three months ended September 30, 2006, from $5.5 million for the three months ended September 30, 2005. The increase was attributable to higher principal balances as a result of borrowings made against the senior credit facility for the acquisitions in September 2005 and higher interest rates. Other income for the three months ended September 30, 2006, of $853,000 represented net gains resulting from the settlement of certain foreign exchange contracts. Other income for the three months ended September 30, 2005, of $532,000 represented recoveries of aged accounts receivable that had been written off by RMH prior to the acquisition.

Income tax expense. Income tax expense increased to $6.7 million, or 33.4 percent of income before income tax expense, for the three months ended September 30, 2006, from $4.0 million, or 33.2 percent of income before income tax expense, for the three months ended September 30, 2005. The effective tax rate for the three months ended September 30, 2006 included the effect of benefits resulting from the conclusion of tax audits. The effective tax rate for the three months ended September 30, 2005 included two tax credits received during the period. Due to the nature of one of the tax credits, we did not include it in our tax accruals until it was actually received.

Back to Index

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

Revenue. Revenue increased $147.6 million, or 19.4 percent, to $909.5 million for the nine months ended September 30, 2006, from $761.9 million for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, our ARM North America, CRM, Portfolio Management, and ARM International divisions accounted for $646.6 million, $182.2 million, $153.0 million, and $19.9 million of revenue, respectively. Included in ARM North America’s revenue was $92.0 million of intercompany revenue from Portfolio Management and ARM International, which was eliminated upon consolidation, and included in ARM International’s revenue was $140,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation. For the nine months ended September 30, 2005, the ARM North America, CRM, Portfolio Management and ARM International divisions accounted for $577.8 million, $136.3 million, $95.9 million and $9.9 million of revenue, respectively. Included in ARM North America’s revenue was $57.8 million of intercompany revenue from Portfolio Management, which was eliminated upon consolidation, and included in ARM International’s revenue was $223,000 of intercompany revenue from Portfolio Management, which was eliminated upon consolidation.

ARM North America’s revenue increased $68.8 million, or 11.9 percent, to $646.6 million for the nine months ended September 30, 2006, from $577.8 million for the nine months ended September 30, 2005. The increase in ARM North America’s revenue was primarily attributable to the acquisition of RMA and an increase in fees from collection services performed for Portfolio Management, which is eliminated in consolidation. Included in the intercompany service fees for the nine months ended September 30, 2006 and 2005, was $9.1 million and $3.0 million, respectively, of commissions from the sale of accounts receivable by Portfolio Management.

Revenue for the CRM division increased $45.9 million, or 33.7 percent, to $182.2 million for the nine months ended September 30, 2006, compared to $136.3 million for the same period a year ago. The increase in CRM’s revenue was primarily due to the continuing implementation of new contracts that began during the second half of 2005 and into 2006. This was offset partially by the loss of business during 2006 from a telecommunications client resulting from changes in the telecommunications laws in 2004.

Portfolio Management’s revenue increased $57.1 million, or 59.5 percent, to $153.0 million for the nine months ended September 30, 2006, from $95.9 million for the nine months ended September 30, 2005. The increase primarily represents additional revenue from portfolio assets acquired throughout 2005 and during 2006, including the RMA portfolio and Marlin portfolio acquisitions in September 2005, as well as higher revenue from the sale of accounts receivable. Portfolio Management’s collections, excluding all portfolio sales, increased $61.7 million, or 46.5 percent, to $194.4 million for the nine months ended September 30, 2006, from $132.7 million for the nine months ended September 30, 2005. Portfolio Management’s revenue represented 67.4 percent of collections, excluding all portfolio sales, for the nine months ended September 30, 2006 compared to 66.2 percent for the nine months ended September 30, 2005. The increase in collections was primarily attributable to the acquisitions of the RMA and Marlin portfolios.

In 2005, Portfolio Management began an on-going process to identify and sell certain aged portfolios of accounts receivable that have a low probability of payment on our platform and a low remaining carrying value. For the nine months ended September 30, 2006 and 2005, Portfolio Management recorded $22.1 million and $8.1 million, respectively, of revenue in connection with these sales.

ARM International’s revenue increased $10.0 million, or 101.2 percent, to $19.9 million for the nine months ended September 30, 2006, from $9.9 million for the nine months ended September 30, 2005. The increase in ARM International’s revenue was primarily attributable to the acquisition of the international operations of RMA and the acquisition of ARL.

Payroll and related expenses. Payroll and related expenses increased $87.9 million to $465.1 million for the nine months ended September 30, 2006, from $377.2 million for the nine months ended September 30, 2005, and increased as a percentage of revenue to 51.1 percent from 49.5 percent.

Back to Index

ARM North America’s payroll and related expenses increased $34.4 million to $299.4 million for the nine months ended September 30, 2006, from $265.0 million for the nine months ended September 30, 2005, and increased as a percentage of revenue to 46.3 percent from 45.9 percent. Payroll and related expenses as a percentage of revenue increased primarily due to the additional payroll expense from the acquisition of RMA. Included in ARM North America’s payroll and related expenses for the nine months ended September 30, 2005, were charges of $164,000 related to Hurricane Katrina.

CRM’s payroll and related expenses increased $46.0 million to $148.0 million for the nine months ended September 30, 2006, from $102.0 million for the nine months ended September 30, 2005, and increased as a percentage of revenue to 81.2 percent from 74.8 percent. The increase in payroll and related expenses as a percentage of revenue was primarily attributable to the increased expenses associated with implementing new clients in advance of generating the resulting revenue.

Portfolio Management’s payroll and related expenses increased $2.4 million to $6.3 million for the nine months ended September 30, 2006, from $3.9 million for the nine months ended September 30, 2005, and increased slightly as a percentage of revenue to 4.1 percent from 4.0 percent. Portfolio Management outsources all of the collection services to ARM North America and, therefore, has a relatively small fixed payroll cost structure. The increase in payroll and related expenses was principally due to the acquisition of Marlin.

ARM International’s payroll and related expenses increased $6.1 million to $12.4 million for the nine months ended September 30, 2006, from $6.3 million for the nine months ended September 30, 2005, but decreased as a percentage of revenue to 62.3 percent from 64.2 percent. The decrease in payroll and related expenses as a percentage of revenue was primarily attributable to the effective management of labor following the restructuring activities in this division.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $42.6 million to $319.4 million for the nine months ended September 30, 2006, from $276.8 million for the nine months ended September 30, 2005, but decreased as a percentage of revenue to 35.1 percent from 36.3 percent.

ARM North America’s selling, general and administrative expenses increased $27.7 million to $273.1 million for the nine months ended September 30, 2006, from $245.4 million for the nine months ended September 30, 2005, but decreased as a percentage of revenue to 42.2 percent from 42.5 percent. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to the higher revenue base allowing for a better leverage of our infrastructure. The decrease was partially offset by $1.1 million of charges related to the integration of the RMA acquisition and $1.3 million of charges related to the proposed merger, recorded during the nine months ended September 30, 2006. Included in ARM North America’s selling, general and administrative expenses for the nine months ended September 30, 2005, were $591,000 of charges related to the integration of RMA acquisition and $306,000 of charges related to Hurricane Katrina.

CRM’s selling, general and administrative expenses increased $8.2 million to $33.5 million for the nine months ended September 30, 2006, from $25.3 million for the nine months ended September 30, 2005, but decreased slightly as a percentage of revenue to 18.4 percent from 18.5 percent. The decrease as a percentage of revenue was primarily attributable to the increased utilization of call center capacity as a result of the continuing implementation of the new contracts.

Portfolio Management’s selling, general and administrative expenses increased $36.8 million to $97.9 million for the nine months ended September 30, 2006, from $61.1 million for the nine months ended September 30, 2005, and increased slightly as a percentage of revenue to 64.0 percent from 63.7 percent. The increase was due primarily to increased servicing fees from ARM North America related to the acquisitions of Marlin and RMA.

ARM International’s selling, general and administrative expenses increased $3.1 million to $6.1 million for the nine months ended September 30, 2006, from $3.0 million for the nine months ended September 30, 2005, but remained flat as a percentage of revenue at 30.6 percent. Selling, general and administrative expenses for the nine months ended September 30, 2006 included charges of $645,000 related to the integration of the RMA acquisition.

Back to Index

Restructuring charge. During the nine months ended September 30, 2006, we incurred restructuring charges of $10.1 million related to the restructuring of our legacy operations to streamline our cost structure, in conjunction with the RMA acquisition. The charges consisted primarily of costs associated with the closing of redundant facilities and severance.

Depreciation and amortization. Depreciation and amortization increased to $39.8 million for the nine months ended September 30, 2006, from $33.0 million for the nine months ended September 30, 2005. The increase was attributable to the amortization of the customer relationships acquired in connection with acquisitions in 2005, as well as higher depreciation on additions to property and equipment during the end of 2005 and during 2006.

Other income (expense). Interest expense increased to $22.2 million for the nine months ended September 30, 2006, from $15.6 million for the nine months ended September 30, 2005. The increase was attributable to higher principal balances as a result of borrowings made against the senior credit facility for the acquisitions in September 2005 and for the repayment of $125 million of convertible notes in April 2006, as well as higher interest rates. Other income for the nine months ended September 30, 2006, of $853,000 represented net gains resulting from the settlement of certain foreign exchange contracts. Other income for the nine months ended September 30, 2005, included $532,000 in recoveries of aged accounts receivable that had been written off by RMH prior to the acquisition and a $93,000 gain from our ownership in one of our insurance carriers that was sold, offset in part by a $595,000 write-down of an investment that has subsequently been sold for the adjusted carrying value.

Income tax expense. Income tax expense for the nine months ended September 30, 2006, decreased to $19.7 million, or 35.4 percent of income before income tax expense, from $22.0 million, or 37.0 percent of income before income tax expense, for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2006 included the effect of benefits resulting from the conclusion of tax audits. The effective tax rate for the nine months ended September 30, 2005 included two tax credits received during the period. Due to the nature of one of the tax credits, we did not include it in our tax accruals until it was actually received.

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

Cash Flows from Operating Activities. Cash provided by operating activities was $98.9 million for the nine months ended September 30, 2006, compared to $88.4 million for the nine months ended September 30, 2005. The increase in cash provided by operating activities was primarily attributable to a $17.5 million decrease in deferred revenue from the long-term collection contract during the nine months ended September 30, 2005, offset in part by the $10.3 million transfer out of the bonus receivable related to the settlement of the long-term collection contract during the nine months ended September 30, 2005. These items were offset in part by a $12.8 million increase in other assets during the nine months ended September 30, 2006, compared to a $3.1 million increase for the same period a year ago, primarily resulting from the subsequent use of a refund of prepaid taxes that was received during the nine months ended September 30, 2005.

Back to Index

Cash Flows from Investing Activities. Cash used in investing activities was $8.8 million for the nine months ended September 30, 2006, compared to $174.5 million for the nine months ended September 30, 2005. The decrease was primarily attributable to the net cash paid for two acquisitions in September 2005. This was offset in part by an increase in purchases of accounts receivable, a lower investment in subsidiary by minority interest, which represents the 50 percent minority interest investment in the non-portfolio assets and liabilities of the Marlin acquisition by our non-recourse lender, and additional purchases of property and equipment, for the nine months ended September 30, 2006. Cash flows from investing activities for the nine months ended September 30, 2005 did not include $17.2 million of Portfolio Management’s purchases of large accounts receivable portfolios financed through an agreement we have with a lender. The purchases were non-cash transactions as the lender sent borrowings directly to the seller of the accounts (see note 13 to our Notes to Consolidated Financial Statements).

Cash Flows from Financing Activities. Cash used in financing activities was $89.5 million for the nine months ended September 30, 2006, compared to cash provided by financing activities of $98.5 million for the nine months ended September 30, 2005. The increase in cash used in financing activities was primarily attributable to borrowings of $135.5 million under our senior credit facility during the nine months ended September 30, 2005, to fund the two acquisitions in September 2005, as well as higher repayments of borrowings under our senior credit facility during the nine months ended September 30, 2006. Cash flows from financing activities for the nine months ended September 30, 2005 did not include $17.2 million of Portfolio Management’s borrowings under non-recourse debt, used to purchase large accounts receivable portfolios financed through an agreement we have with a lender. These borrowings were non-cash transactions as the lender sent borrowings directly to the seller of the accounts (see note 13 to our Notes to Consolidated Financial Statements). During the nine months ended September 30, 2006, we repaid the $125 million of convertible notes with borrowings under our senior credit facility.

Senior Credit Facility. In June 2005, we amended and restated our senior credit facility with various participating lenders. The amended and restated senior credit facility is structured as a $300 million revolving credit facility with an option to increase our borrowing capacity to a maximum of $400 million, subject to obtaining commitments for such incremental capacity from existing or new lenders. The senior credit facility requires no minimum principal payments until June 18, 2010, the maturity date. At September 30, 2006, the balance outstanding on the senior credit facility was $229.3 million. The availability of the revolving credit facility is reduced by any unused letters of credit ($5.1 million at September 30, 2006). As of September 30, 2006, we had $65.6 million of remaining availability under the senior credit facility.

Borrowings under the senior credit facility are collateralized by substantially all of our assets. The senior credit facility contains certain financial and other covenants, such as maintaining net worth and funded debt to earnings before interest, taxes, depreciation, and amortization, referred to as EBITDA, requirements, and includes restrictions on, among other things, acquisitions, the incurrence of additional debt, investments, disposition of assets, and transactions with affiliates. If an event of default, such as failure to comply with covenants or change of control, were to occur under the senior credit facility, the lenders would be entitled to declare all amounts outstanding under it immediately due and payable and foreclose on the pledged assets. As of September 30, 2006, we were in compliance with all required financial covenants and we were not aware of any events of default. On July 13, 2006, we amended the senior credit facility to allow us to enter into the Merger Agreement (see note 4 to our Notes to Consolidated Financial Statements).

Convertible Notes. We had $125.0 million aggregate principal amount of 4.75 percent Convertible Subordinated Notes that were due April 15, 2006 (“the Notes”). The Notes were convertible into NCO common stock at a conversion price of $32.92 per share. Upon maturity, the Company repaid the Notes using borrowings under its senior credit facility.

Non-recourse Credit Facility. On June 30, 2005 Portfolio Management amended and restated its credit facility with a lender and extended its existing exclusivity agreement with such lender through June 30, 2009. The new agreement provides that all purchases of accounts receivable by Portfolio Management with a purchase price in excess of $1.0 million are first offered to the lender for financing at its discretion. If the lender chooses to participate in the financing of a portfolio of accounts receivable, the financing may be structured, depending on the size and nature of the portfolio to be purchased, either as a borrowing arrangement similar to the original agreement, or under various equity sharing arrangements ranging from 25 percent to 50 percent equity provided by the lender. The lender will finance non-equity borrowings at 70 percent of the purchase price, unless otherwise negotiated, with floating interest at a rate equal to LIBOR plus 2.50 percent. As additional return, the lender receives 28 percent of the residual cash flow, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note, and the initial investment by Portfolio Management, including interest. These borrowings are non-recourse to us and are due two years from the date of each respective loan. We may terminate the agreement at any time after June 2007, upon the change of control, for a cost of $250,000 for each remaining month under the new agreement. The previous financing arrangement as described below remains in effect for outstanding loans as of June 30, 2005. Total debt outstanding under the non-recourse credit facility as of September 30, 2006, was $48.1 million, including $6.4 million of accrued residual interest. As of September 30, 2006, Portfolio Management was in compliance with all of the financial covenants.

Back to Index

Under the prior agreement, borrowings carry interest at the prime rate plus 3.25 percent and are non-recourse to us, except for the assets financed through the lender. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and Portfolio Management’s original investment is returned, including interest. Thereafter, the lender is paid a residual of 40 percent of collections, less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other portfolios financed through the agreement, in addition to other remedies.

As part of the exclusivity agreement described above, Portfolio Management has a joint venture agreement with the lender to purchase larger portfolios through a joint venture, whereby Portfolio Management owns 65 percent and the lender owns 35 percent of the joint venture. Each party finances the joint venture based on predetermined percentages as negotiated for each portfolio purchase. Cash flows from the joint venture are based on the mix of partner loans and equity contributions to the joint venture. The equity share of the new agreement replaces the residual cash flows under the former agreement. The joint venture has been consolidated into our results and a minority interest has been recorded for the lender’s equity ownership. At September 30, 2006, we had $7.6 million of debt outstanding under the joint venture, which is included in the non-recourse credit facility debt outstanding disclosed above.

Contractual Obligations. We have four fixed price agreements, or forward-flows, that obligate us to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. We are obligated to purchase accounts receivable ranging from approximately $115,000 to $710,000 per month that expire between October 2006 and August 2008.

Additionally, in connection with the Marlin acquisition, we acquired several forward-flows with institutions to purchase medical and utility portfolios of charged-off accounts receivable meeting certain criteria, aggregating approximately $2.0 million per month, that expire between October 2006 and September 2011. The terms of the agreements vary; they can be terminated with either 30 days, 60 days or 90 days written notice.

Post Merger. We expect the pending Merger of the Company to close during the fourth quarter of 2006, subject to closing of the debt financing and satisfaction of other customary closing conditions. Upon closing, there will be significant changes in the Company’s existing capital structure and leverage.

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

Back to Index

Interest Rate Risk. At September 30, 2006, we had $277.4 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $125,000 for each $50 million of variable debt outstanding for the entire year. We currently use interest rate cap agreements to limit potential losses from adverse interest rate changes.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations: goodwill, customer relationships, revenue recognition for purchased accounts receivable, allowance for doubtful accounts, notes receivable, income taxes, stock options and derivative financial instruments. These and other critical accounting policies are described in note 2 to these financial statements, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2 to our 2005 financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005. During the nine months ended September 30, 2006, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies, except for the change in stock options due to our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS 123R on January 1, 2006.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” referred to as FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. At this time, we have not completed our review and assessment of the impact of the adoption of FIN 48.

FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” referred to as SFAS 157. This statement defines fair value and provides guidance for measuring assets and liabilities at fair value. This statement also expands the disclosure requirements about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. At this time, we have not completed our review and assessment of the impact of the adoption of SFAS 157.

Back to Index

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Report on Form 10-Q.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that the (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no such changes during the quarter ended September 30, 2006.

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

Back to Index

Part II. Other Information

Item 1. Legal Proceedings

For information regarding the Company’s Legal Proceedings, see the Company’s Form 10-K for the year ended December 31, 2005 and prior SEC filings by the Company, including the discussion under the heading “Business – Regulation – Accounts Receivable Management and Collection” in Exhibit 99.2 of our Current Report on Form 8-K filed with the SEC on October 31, 2006.

The Company is involved in other legal proceedings, regulatory investigations and tax examinations from time to time in the ordinary course of its business. Management believes that none of these other legal proceedings, regulatory investigations or tax examinations will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and in Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on October 31, 2006 under the heading “Risk Factors,” which could materially affect our business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K and such Current Report on Form 8-K have not materially changed, other than the risk that the Company may not be able to complete the proposed merger transaction on the current terms or other acceptable terms, or at all, due to a number of factors, including the failure to obtain approval of its shareholders, regulatory approvals or to satisfy other customary closing conditions. These additional risk factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K and such Current Report on Form 8-K. The risks described in the Company’s Annual Report on Form 10-K and such Current Report on Form 8-K, and the additional risks described above are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None - not applicable

Item 3. Defaults Upon Senior Securities

None - not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None - not applicable

Item 5. Other Information

None - not applicable

Back to Index

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

10.2

Amendment No. 2 and Consent to Seventh Amended and Restated Credit Agreement dated as of June 21, 2005 by and among NCO Group, Inc. as Borrower, Citizens Bank of Pennsylvania, as Administrative Agent and the Financial Institutions identified therein as Lenders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006	By:	/s/ Michael J. Barrist

Michael J. Barrist Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: November 9, 2006	By:	/s/ John R. Schwab

John R. Schwab Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)

Back to Index

Exhibit Index

Exhibit No.	Description

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

10.2

Amendment No. 2 and Consent to Seventh Amended and Restated Credit Agreement dated as of June 21, 2005 by and among NCO Group, Inc. as Borrower, Citizens Bank of Pennsylvania, as Administrative Agent and the Financial Institutions identified therein as Lenders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2006).

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